Form 10QSB
period 1996-03-31
BLACKHAWK BANCORP INC
filed 1996-05-13
CIK 857853

                                Form 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                            --------------------


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from     to
                                                ----  ----

                      Commission file number 0-18599


                         BLACKHAWK BANCORP, INC.

          (Exact name of registrant as specified in its charter)

               Wisconsin                           39-1659424
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)
           400 Broad Street                           53511
           Beloit, Wisconsin                       (Zip Code)
(Address of principal executive offices)

                              (608) 364-8911
           (Registrant's telephone number, including area code)
                              Not Applicable
           (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                YES    X                  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
         Class of Common Stock                   March 31, 1996
         ---------------------                  ----------------
            $.01 par value                      2,284,364 shares

                                   INDEX

                      PART I - FINANCIAL INFORMATION

                                                                      Page
                                                                      ----
ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Condensed Balance Sheets as of
       March 31, 1996 and December 31, 1995                             3

     Consolidated Condensed Statements of Income for the
       three months ended March 31, 1995 and 1995                       4

     Consolidated Condensed Statements of Shareholders'
       Equity as of March 31, 1996 and December 31, 1995                5

     Consolidated Condensed Statements of Cash Flows for the
       three months ended March 31, 1996 and 1995                     6-7

     Notes to Consolidated Condensed Financial Statements            8-10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        11-14


                             PART II - OTHER INFORMATION


ITEM 6.  A) EXHIBITS                                                   15

         B) REPORTS ON FORM 8-K                                        15

SIGNATURES                                                             16

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (UNAUDITED)

          ASSETS                               MARCH 31,      DECEMBER 31,
          ------                                 1996             1995
                                             ------------     ------------
Cash and cash equivalents                    $  5,707,450     $  7,589,600
Federal funds sold and other short-term
  investments                                   3,806,174       11,734,905
Securities available for sale                  14,681,781       11,571,581
Securities held to maturity                    26,062,528       25,794,108

Total loans                                    94,195,593       94,476,844
Allowance for loan losses (Note 3)                938,961          928,817
                                             ------------     ------------
Net loans                                      93,256,632       93,548,027

Bank premises and equipment, net                3,677,937        3,732,418
Accrued interest receivable                     1,284,059        1,217,561
Other assets                                      324,656          343,248
                                             ------------     ------------
    Total Assets                             $148,801,217     $155,531,448
                                             ============     ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

LIABILITIES:
  Deposits:
    Non-interest bearing                     $ 12,691,143     $ 22,513,544
    Interest bearing                           97,267,251       97,203,385
                                             ------------     ------------
          Total deposits                      109,958,394      119,716,929
  Borrowed Funds:
    Short-term borrowings (Note 4)             12,930,278        9,679,833
    Other borrowings (Note 5)                   3,615,634        3,629,027
  Accrued interest payable                        578,626          693,364
  Other liabilities                               354,694          622,811
                                             ------------     ------------
      Total Liabilities                       127,437,626      134,341,964
                                             ------------     ------------

SHAREHOLDERS' EQUITY:
  Preferred stock
    1,000,000 shares, $.01 par value per
    share authorized, none issued or
    outstanding                                      --               --
  Common stock
    10,000,000 shares, $.01 par value
    per share authorized, 2,284,364 and
    2,286,615 shares issued and outstanding        22,844           22,826
  Additional paid-in capital                    6,954,806        6,946,370
  Employee stock options earned                    75,802           52,165
  Retained Earnings                            14,398,934       14,210,036
  FASB 115 Adjustment                             (23,161)          37,114
                                             ------------     ------------
                                               21,429,225       21,268,511
  Less: Deferred compensation related
        to employee stock ownership
        plan debt guarantee                        65,634           79,027
                                             ------------     ------------
    Total Shareholders' Equity                 21,363,591       21,189,484
                                             ------------     ------------
    Total Liabilities and
Shareholders' Equity                         $148,801,217     $155,531,448
                                             ============     ============


See Notes to Unaudited Consolidated Condensed Financial Statements

                  BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (UNAUDITED)

                                                  Three Months Ended
                                                     March 31
                                                 1996           1995
                                             ------------   ------------
INTEREST INCOME:
  Interest and fees on loans                 $  2,124,459   $  1,989,879
  Interest on deposits with other banks               417            159
  Interest on investment securities:
    Taxable                                       494,283        459,518
    Exempt from federal income taxes               51,051         50,123
  Dividends                                         8,600          8,190
  Interest on federal funds sold
    and other short-term investments               88,958         12,118
                                             ------------   ------------
          Total Interest Income                 2,767,768      2,519,987
                                             ------------   ------------

INTEREST EXPENSE:
  Interest on deposits                          1,138,966      1,033,797
  Interest on short-term borrowings               168,001         91,678
  Interest on other borrowings                     55,983         17,301
                                             ------------   ------------
          Total Interest Expense                1,362,950      1,142,776
                                             ------------   ------------

  Net Interest Income                           1,404,818      1,377,211
    Provision for loan losses (Note 3)             45,000         45,000
                                             ------------   ------------
  Net Interest Income After
    Provision For Loan Losses                   1,359,818      1,332,211
                                             ------------   ------------

OTHER OPERATING INCOME:
  Investment securities gains (losses)                 99            --
  Gain on sale of loans                            17,611          1,459
  Trust department income                          23,779         14,490
  Service fees                                    123,715         87,285
  Other income                                     69,356         32,626
                                             ------------   ------------
          Total Other Operating Income            234,560        135,860
                                             ------------   ------------

OTHER OPERATING EXPENSES:
  Salaries and employee benefits                  526,617        494,309
  Occupancy expense of bank premises, net          80,116         70,722
  Furniture and equipment                          90,016         82,661
  Data processing                                  80,730         74,317
  Other operating expenses                        265,998        257,484
                                             ------------   ------------
          Total Other Operating Expenses        1,043,477        979,493
                                             ------------   ------------

  Income Before Income Taxes                      550,901        488,578

  Provision for income taxes                      179,254        153,738
                                             ------------   ------------

  Net Income                                 $    371,647   $    334,840
                                             ============   ============

  Earnings Per Share                         $        .16   $        .15(1)
                                             ============   ============

  Dividends Per Share                        $        .08   $        .07(1)
                                             ============   ============

(1) Adjusted for 3 for 2 stock split paid as a 50% stock dividend on June 15, 1995
See Notes to Unaudited Consolidated Condensed Financial Statements

                  BLACKHAWK BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (UNAUDITED)

                                              Three Months  Twelve Months
                                                 Ended         Ended
                                               March 31,    DECEMBER 31,
                                                 1996          1995
                                             ------------   ------------
Common Stock:
  Balance at beginning of period             $     22,826   $     15,006
  Stock split                                        --            7,593
  Stock options exercised                              18            227
                                             ------------   ------------
Balance at end of period                           22,844         22,826
                                             ------------   ------------

Additional Paid-in Capital:
  Balance at beginning of period                6,946,370      6,791,012
  Stock options exercised                           8,436        155,358
                                             ------------   ------------
  Balance at end of period                      6,954,806      6,946,370
                                             ------------   ------------

Employee Stock Options Earned:
  Balance at beginning of period                   52,165         26,642
  Stock options exercised                          (8,436)        (8,174)
  Unearned employee compensation                   32,091         33,697
                                             ------------   ------------
  Balance at end of period                         75,802         52,165
                                             ------------   ------------

Retained Earnings:
  Balance at beginning of period               14,210,036     13,421,900
  Net income                                      371,647      1,471,887
  Dividends declared on common stock             (182,749)      (676,140)
  Stock Split                                        --           (7,611)
                                             ------------   ------------
  Balance at end of period                     14,398,934     14,210,036
                                             ------------   ------------

FASB 115 Adjustment:
  Balance at beginning of period                   37,114       (159,701)
  Net adjustment during period                    (60,275)       196,815
                                             ------------   ------------
  Balance at end of period                        (23,161)        37,114
                                             ------------   ------------

Other:
  Balance at beginning of period                  (79,027)      (132,599)
  Principal payments on ESOP loan                  13,393         53,572
                                             ------------   ------------
  Balance at end of period                        (65,634)       (79,027)
                                             ------------   ------------

Total Shareholders' Equity                   $ 21,363,591   $ 21,189,484
                                             ============   ============

See Notes to Unaudited Consolidated Condensed Financial Statements

                  BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                                 1996           1995
                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   371,647    $   334,840

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Provision for loan losses                     45,000         45,000
    Provision for depreciation and
      amortization                                84,480         73,105
    Amortization of premiums
      on investment securities, net                1,814         20,718
    (Gains) losses on investment securities           99            --
    (Gain) on sale of loans                      (17,611)        (1,459)
    Proceeds from sale of loans               (1,323,508)      (264,458)
    Loans originated for sale                  1,424,319        265,917
    Change in assets and liabilities:
      (Increase) decrease in accrued
         interest receivable                     (66,498)       (11,172)
      (Increase) decrease in other assets         18,592        109,521
      Increase (decrease) in accrued
        interest payable                        (114,738)      (469,794)
      Increase (decrease) in other
        liabilities                             (211,248)       (20,597)
                                             ------------   ------------
           Net cash provided by operating
             activities                          205,952         81,421
                                             ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of available-
    for-sale securities                        3,218,902        350,447
  Purchase of available-for-sale securities   (6,329,991)      (251,094)
  Proceeds from maturity of investment
    securities                                 1,294,166      1,877,560
  Purchase of investment securities           (1,660,000)    (1,973,750)
  Decrease in federal funds sold and
    other short-term investments, net           7,928,73      6,392,345
  Loans originated, net of
    principal collected                          163,195     (1,318,860)
  Purchase of bank premises and equipment         (7,327)      (799,254)
                                             ------------   ------------
    Net cash provided by (used in)
      investing activities                     4,607,676      4,277,394
                                             ============   ============





    See Notes to Unaudited Consolidated Condensed Financial Statements.

                  BLACKHAWK BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (UNAUDITED)

                                                  Three Months Ended
                                                      March  31
                                                 1996           1995
                                             ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised                          8,454         116,595
  Net (decrease) in deposits                  (9,758,535)     (7,943,856)
  Net increase (decrease) in other
    borrowings                                 3,237,052       3,289,590
  Cash dividends paid                           (182,749)       (151,677)
                                             -----------    ------------
        Net cash (used in)
          financing activities                (6,695,778)     (4,689,348)
                                             -----------    ------------

  Net increase (decrease) in cash and
    cash equivalents                          (1,882,150)       (330,533)


CASH AND CASH EQUIVALENTS:
  Beginning                                    7,589,600       5,155,930
                                             -----------    ------------

  Ending                                     $ 5,707,450    $  4,825,397
                                             ===========    ============


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash payments for:
    Interest                                 $ 1,477,688    $  1,194,394
    Income taxes                             $    32,129    $    221,229

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES:
  Other assets acquired in settlement of
    loans                                    $   103,845    $     35,093
  Principal payments on ESOP loan (Note 5)   $    13,394    $     13,394






See Notes to Unaudited Consolidated Condensed Financial Statements.

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              March 31, 1996

Note 1.   General:

          The accompanying consolidated condensed financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The more significant policies used by the Company in preparing and presenting its financial statements are stated in the Corporation's Form 10-KSB.

          The effect of timing differences in the recognition of revenue and expense for tax liability is not determined until the end of each fiscal year.

          In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of March 31, 1996 and December 31, 1995, the results of operations for the three months ended March 31, 1996 and 1995, and cash flows for the three months ended March 31, 1996 and 1995.

          The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Non-Performing Loans

          Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                              March 31         December 31
                                       --------------------    -----------
                                        1996         1995        1995
                                        ----         ----        ----
          Impaired loans               $   --      $   --      $134,000
          Non-accruing loans            308,000     188,000     206,000
          Past due 90 days or more
             and still accruing         142,000     281,000     238,000
                                       --------    --------    --------

          Total non-performing loan    $450,000    $469,000    $578,000
                                       ========    ========    ========

Note 3:  Allowance For Loan Losses

         A summary of transactions in the allowance for loan losses is as follows:

                                               Three Months Ended
                                                  March 31
                                                  --------
                                               1996         1995
                                               ----         ----
         Balance at beginning of
           period                           $ 928,817     $ 814,115
         Provision charged to expense          45,000        45,000
         Loans charged off                    (38,861)      (10,541)
         Recoveries                             4,005         2,570
                                            ---------     ---------
         Balance at end of period           $ 938,961     $ 851,144
                                            =========     =========

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 1996
                                 (CONTINUED)



Note 4.  Short-Term Borrowings:

         A summary of short-term borrowings is as follows:

                                              March 31,     December 31,
                                                1996            1995
                                              --------      -----------
         Securities sold under agreement to
           repurchase                        $12,930,278     $9,679,833
                                             ===========     ==========


Note 5.   Other Borrowings:

                                              March 31,   December 31,
                                                1996          1995
                                              --------    -----------
          ESOP Debt Guarantee                $   65,634    $   79,027
          FHLB Borrowings                     3,550,000     3,550,000
                                             ----------    ----------
                                             $3,615,634    $3,629,027
                                             ==========    ==========


         The Company has an Employee Stock Ownership Plan for the benefit of the employees of the Company and its subsidiary. The ESOP borrowed funds from a third party lender and purchased 37,367 shares of the Company's stock. Accordingly, the debt has been recorded in the accompanying consolidated condensed balance sheets together with the related deferred compensation. The debt and related deferred compensation are reduced as the ESOP makes principal payments.

         The bank has established a line of credit with the Federal Home Loan Bank ("FHLB"). Periodic draws are taken against this line to fund specific loans. The total line of credit is $5,834,000, with an available balance of $2,284,000.

Note 6.  Stock Option Plan:


         The Company's 1990 Directors' Stock Option Plan and the 1990 Executive Stock Option Plan expired on January 24, 1995. At the time of expiration, options outstanding under the 1990 Plans were 125,134 plus another 240,000 options under the 1994 Directors' and Executives Stock Option Plans. Options are granted at prices equal to the fair market value for directors and at prices from 90% to 100% of fair market value for key employees. The options vest over three years and are exercisable to 10 years from the date of grant. Other pertinent information related to the plans is as follows:

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 1996
                                 (CONTINUED)


Note 6.  Stock Option Plan (continued)

                                                       March 31,  December 31,
                                                        1996       1995 (1)
                                                       --------   -----------
         Shares under option, beginning of year        262,235     196,701
           Granted during the year                       6,300     108,350
           Terminated and canceled during the year        --       (11,100)
           Exercised during the year                    (1,749)    (31,716)
                                                      --------    --------

         Shares under option, end of period            266,786     262,235
                                                      ========    ========

         Options exercisable, end of period            168,496     113,543
                                                      ========    ========

         Available to grant, end of period             125,350     131,650
                                                      ========    ========

         Average prices: Granted during the period    $  11.13    $   9.40
                         Exercised during the period  $   4.83    $   4.65
                         Under option                 $   6.84    $   9.79
                                                      ========    ========


(1) Adjusted for 3-for-2 stock split payable June 15, 1995.


Note 7.  Commitments and Contingent Liabilities:

         Following are commitments and contingent liabilities with changes since December 31, 1995.

         Financial instruments with off-balance-sheet risk:

         A summary of the amount of exposure to credit loss for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding is as follows:

                                     March 31,      December 31,
                                       1996            1995
                                     --------       -----------
         Loan commitments           $7,556,039      $7,733,617
         Standby letters of credit     254,165         201,793
                                    ----------      ----------
                                    $7,810,204      $7,935,410
                                    ==========      ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of March 31, 1996 and December 31, 1995 and the consolidated condensed statements of income for the three months ended March 31, 1996 and 1995. This information is not meant to be a substitute for the balance sheets and income statements.

                       RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1996 was approximately $372,000 compared to $335,000 for the similar period in 1995. The discussion that follows will provide information about the various areas of income and expense that resulted in the aforementioned results.

                    THREE MONTHS ENDED MARCH 31

For the three months ended March 31, 1996, interest income was $2,768,000 compared to $2,520,000 for the same period in 1995. This increase of approximately 9.8%, $248,000, was primarily the result of increased volume in commercial loans and fed funds sold, as discussed below.

Interest and fees on loans increased to $2,124,000 in the three months ended March 31, 1996 compared to $1,990,000 in same period of 1995. Interest from real estate loans was approximately $15,000 higher in 1996 but fees were approximately $15,000 lower, thus resulting in total real estate loan interest and fees being almost identical for the first three months of 1996 and 1995. Commercial loan interest income increased approximately $93,000 in 1996 compared to 1995. The increase due to additional volume was decreased by yields being .38% lower. Income from consumer loans, including home equity, credit cards, and installment loans, increased due to increased yields.

Investment income on taxable securities increased nearly $35,000 in the first three months of 1996 compared to 1995, $494,000 and $459,000 respectively. Most of this increase, approximately 66% was from U.S. agency securities as a result of increased volume and increased yields. The balance of the increase was from U.S. treasury securities as a result of increased volume.

Interest from fed funds sold and other short-term investments increased substantially to $89,000 in 1996 from $12,000 in 1995. The increased volume in fed funds sold, an average balance of $6.7 million in 1996 compared to $.3 million in 1995, was the primary reason for the increased income in this category. The increased income due to increased volume was offset to some extent by lower yields.

Interest paid on deposits increased to $1,139,000 in the three months ended March 31, 1996 compared to $1,034,000 for the same period in 1995. Although average deposits increased slightly in 1996, the major reason for the increase was increased interest rates. Interest rates in general declined during the first quarter, but the average rate on deposits continued to increase. This is because the average rate on maturing deposits was lower than the rate on new and renewed deposits. This is expected to change in the second quarter of 1996 based on current rates being offered and the rates on maturing deposits. The actions of the Federal Reserve will continue to affect the level and direction of interest rates in the future. Management, at this time, is not able to predict their actions.

Interest on short-term borrowings increased to $168,000 from $92,000 in 1995, or an increase of $76,000. Repurchase agreements, the major item in this category, had a higher average balance in 1996 compared to 1995, $13.5 million and $4.8 million respectively. The interest rates paid decreased in 1996 compared to 1995. Fed funds purchased were not used in the first quarter of 1996 compared to an average balance of $1.9 million in 1995.

Other borrowings are represented by Federal Home Loan Bank ("FHLB") advances. In an effort to economically fund loans, average borrowings from the FHLB increased to $3.6 million from $1.4 million in 1995. The average rate on the borrowings increased because the maturing borrowings were at rates lower than those remaining.

The provision for loan loss was $45,000 for the three months in 1996 which was the same as in 1995. It is management's opinion that this amount is an adequate provision.

Total other operating income increased to $235,000 from $136,000 for the three months ended March 31, 1996 and 1995 respectively. Gain on sale of loans in the first quarter of 1996 was $17,000 compared to $1,000 in 1995. As fixed mortgage rates declined, the activity in this area increased. All fixed rate loans originated are sold. Service fees increased to nearly $124,000 in 1996 from $87,000 in 1995. Most of this amount results from checking account fees. The increase was due to an increased number of accounts and an increased fee schedule. Other income in the three months ended March 31, 1996 was $69,000 compared to $33,000 in the comparable period of 1995. Of this $36,000 increase, $26,000 is from investment center income. The investment center began operation in the second quarter of 1995. The remaining variance is from increases in safe deposit box rentals, credit card fees, and commissions on loan insurance.

Total other operating expenses increased approximately $64,000 to $1,043,000 from $979,000. The increased personnel costs were primarily the result of normal annual increases. The increase in occupancy expenses are due to increased depreciation and increased real estate taxes as a consequence of the building addition completed in the second quarter of 1995. The increase in equipment expenses was depreciation and taxes on the equipment in the building addition. Increases in other operating costs were sufficient to offset the savings from the reduced FDIC insurance premium thus resulting in an $8,500 increase for the period.

Income taxes increased to $179,000 from $154,000. This increase was due to a larger amount of income before taxes and a higher effective tax rate, 32.5% and 31.5%, 1996 and 1995 respectively.

                       BALANCE SHEET ANALYSIS

This analysis of the Company's financial position is comparing March 31, 1996 to December 31, 1995. Total assets were $148.8 million compared to $155.5 million, March 31, 1996 and December 31, 1995, respectively. This represents a decrease of approximately 4.3%.

Total loans were $93.3 million on March 31, 1996 and $93.6 million on December 31, 1995, a decrease of $.3 million. Of the three major categories of loans, only commercial loans increased during this period of time. Real estate loans were $54.1 million compared to $56.5 million, March 31, 1996 and December 31, 1995 respectively. Consumer loans decreased to $17.4 million at March 31, 1996 compared to $17.6 million at December 31, 1995. Commercial loans increased to $21.2 million at March 31, 1996 compared to $20.3 million at December 31, 1995. Commercial paper was $1.5 million at March 31, 1996 compared to $0 at the year end. There has been some indication that loan demand slowed during the first quarter. If the predictions of slower economic growth during the rest of 1996 are correct, growth of the loan portfolio should also be slower.

Allowance for loan losses was $939,000 at March 31, 1996 compared to $929,000 at December 31, 1995. As of March 31, 1996 non-performing loans totaled $450,000 compared to $578,000 at December 31, 1995. Management believes that the allowance is adequate at this time.

Bank premises and equipment was $3.6 million at March 31, 1996 compared to $3.7 million at December 31, 1995. This decrease was primarily the depreciation of buildings and equipment with no major purchases.

The reduction of deposits discussed below were funded in part by a reduction in fed funds sold and other short term investments. As of March 31, 1996 fed funds sold and other short-term investments were $3.8 million compared to $11.7 million at December 31, 1995. Securities available for sale were $14.7 million at March 31, 1996 compared to $11.6 million at December 31, 1995. Securities held to maturity were $26.1 million compared to $25.8 million, March 31, 1996 and December 31, 1995, respectively.

Total deposits were $110.0 million at March 31, 1996 compared to $119.7 million at December 31, 1995. Non-interest bearing deposits were approximately $9.8 million lower on March 31, 1996 than December 31, 1995, $12.7 million and $22.5 million, respectively. Several commercial customers have historically increased their demand deposit balances at year end. As a result, subsequent reporting dates typically have balances lower than year-end. Interest bearing deposits were up slightly, $97.3 million at March 31, 1996 and $97.2 million at December 31, 1995. Competition for deposit dollars continues to be intense.
As a result, dramatic growth of deposits is not anticipated during the balance of 1996.

Other borrowings, the main component of which are advances from the FHLB, was $3.6 million at March 31, 1996 compared to $3.6 million at December 31, 1995. Approximately $1 million of FHLB advances will be repaid during the second quarter of 1996. The advances were used to fund some of the increase in loans and to also provide liquidity.

The company continues to maintain an excellent capital position regardless of the measurement used. The following table shows four different measurements as of March 31, 1996 and December 31, 1995, and the regulatory requirement, if any. Management does not anticipate the need for additional capital resources in the near future.

                                  March 31,     December 31,      Regulatory
                                   1996          1995           Requirements
                                   ----          ----           ------------
Leverage capital ratio            14.76%         14.10%           N/A

Core capital as a percent
  of assets                       14.27%         13.51%          5.50%

Core capital as a percent
  of risk-based assets            24.34%         22.88%           N/A

Total capital as a percent
  of risk-based assets            25.40%         23.89%          8.00%




Liquidity as it relates to the subsidiary bank is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Bank's principal sources of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of investment securities, income from operations, and short term borrowings. Additional sources include purchasing fed funds, sale of loans, borrowing from both the Federal Reserve Bank and Federal Home Loan Bank capital loans, and dividends paid by Nevahawk to the Bank.
Under present law, accumulated earnings could be paid as dividends without incurring a tax liability.

The liquidity needs of the Company consist of payment of dividends to its shareholders and a limited amount of expenses. The sources of funds to provide this liquidity are income from investments, maturities of investments, cash balances and dividends from the Bank. Certain restrictions are imposed upon the Bank which could limit its ability to pay dividends if it did not have net earnings in the future. The Company maintains adequate liquidity to pay its expenses.

Off-Balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $7,810,000 as of March 31, 1996. This compares to $7,935,000 at December 31, 1995. The bank has historically funded the off-balance sheet commitments with its primary sources of funds, and management anticipates that this will continue.

                                   PART II

                              OTHER INFORMATION


ITEM 6.   A) EXHIBITS

          See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

ITEM 6.   B) REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first quarter of 1996.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Blackhawk Bancorp, Inc.
                                            -----------------------------
                                                     (Registrant)



Date:  May 3, 1996                           /s/ Dennis M. Conerton
                                            -----------------------------
                                            Dennis M. Conerton
                                            President and
                                            Chief Executive Officer



Date:  May 3, 1996                           /s/ Jesse L. Calkins
                                            -----------------------------
                                            Jesse L. Calkins
                                            Senior Vice President
                                            (Chief Financial and
                                             Accounting Officer)

                           BLACKHAWK BANCORP, INC.

                              INDEX TO EXHIBITS

                              Incorporated             Filed
Exhibit                       Herein By                Here-     Page
Number    Description         Reference To:            with      No.
- - ----------------------------------------------------------------------
4.1       Amended and         Exhibit 3.1 to
          restated Articles   Amendment No. 1 to
          of Incorporation    Registrant's
          of the Registrant   Registration
                              Statement on Form
                              S-1 (Reg. No.
                              33-32351)

 4.2      By-laws of Regis-   Exhibit 3.2 to
          trant as amended    Amendment No. 1 to
                              Registrant's
                              Registration
                              Statement on Form
                              S-1 (Reg. No.
                              33-32351)

 4.3    Plan of Conversion    Exhibit 1.2 to
        Beloit Savings        Amendment No. 1 to
        Bank as amended       Registrant's
                              Registration
                              Statement on Form
                              S-1 (Reg. No.
                              33-32351)

11.0    Statement re
        computation
        of per share
        earnings                                         X        18

27.0    Financial Data Schedule                          X