Form 10QSB
period 1996-06-30
BLACKHAWK BANCORP INC
filed 1996-08-14
CIK 857853

                                Form 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                            -------------------

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to
                                             -----------   ------------

                      Commission file number 0-18599


                         BLACKHAWK BANCORP, INC.

          (Exact name of registrant as specified in its charter)

               Wisconsin                           39-1659424
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)
           400 Broad Street                           53511
           Beloit, Wisconsin                       (Zip Code)
(Address of principal executive offices)

                              (608) 364-8911
           (Registrant's telephone number, including area code)
                              Not Applicable
           (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                YES    X                  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
         Class of Common Stock                               June 30, 1996
         ---------------------                              ----------------
            $.01 par value                                 2,285,364 shares

                                   INDEX

                      PART I - FINANCIAL INFORMATION

                                                                  Page
                                                                  ----
ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Condensed Balance Sheets as of
       June 30, 1996 and December 31, 1995                                 3

     Consolidated Condensed Statements of Income for the
       three months ended June 30, 1996 and 1995                           4

      Consolidated Condensed Statements of Income for the
       six months ended June 30, 1996 and 1995                             5

     Consolidated Condensed Statements of Shareholders'
       Equity as of June 30, 1996 and December 31, 1995                    6

     Consolidated Condensed Statements of Cash Flows for the
       six months ended June 30, 1996 and 1995                           7-8

     Notes to Consolidated Condensed Financial Statements               9-11


ITEM 2.  Managements Discussion and Analysis of Financial
                 Condition and Results of Operations                   12-14


                             PART II - OTHER INFORMATION


ITEM 6.  A) EXHIBITS                                                      15

         B) REPORTS ON FORM 8-K                                           15

SIGNATURES                                                                16

                  BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (UNAUDITED)

          ASSETS                                           JUNE 30             DECEMBER 31,
          ------                                              1996                        1995
                                                          -----------                  -----------
Cash and cash equivalents                                 $ 5,249,235            $ 7,589,600

Federal funds sold and other short-term
  investments                                                 249,050               11,734,905
Securities available for sale                              15,554,284               11,571,581
Securities held to maturity                                27,682,933              25,794,108
Total loans                                                94,053,409             94,476,844
Allowance for loan losses (Note 3)                           <992,749>             <928,817>
                                                         ------------              ------------
Net loans                                                  93,060,660             93,548,027

Bank premises and equipment, net                            3,599,103              3,732,418
Accrued interest receivable                                 1,263,358              1,217,561
Other assets                                                  318,027                 343,248
                                                         ------------               ------------
    Total Assets                                         $146,976,650         $155,531,448
                                                         ============      ============
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
LIABILITIES:
  Deposits:
    Non-interest bearing                                 $ 11,470,795           $ 22,513,544
    Interest bearing                                       96,629,643             97,203,385
                                                         ------------              ------------
          Total deposits                                  108,100,438          119,716,929
  Borrowed Funds:
    Short-term borrowings (Note 4)                         13,934,278             9,679,833
    Other borrowings (Note 5)                               2,302,242             3,629,027
  Accrued interest payable                                    657,972               693,364
  Other liabilities                                           511,793               622,811
                                                         ------------           ------------
      Total Liabilities                                   125,506,723         134,341,964
                                                         ------------           ------------
SHAREHOLDERS' EQUITY:
  Preferred stock
    1,000,000 shares, $.01 par value per share
    authorized, none issued or
    outstanding                                                 -                    -
  Common stock
    10,000,000 shares, $.01 par value
    per share authorized, 2,285,364 and
    2,282,615 shares issued and outstanding                  22,854              22,826
  Additional paid-in capital                              6,958,396          6,946,370
  Employee stock options earned                              61,556              52,165
  Retained Earnings                                      14,601,095        14,210,036
  Less 7.578 shares held in treasury, at cost               <84,305>                -
  FASB 115 Adjustment                                       <37,427>            37,114
                                                       ------------          ------------

  Less: Deferred compensation related
        to employee stock ownership
        plan debt guarantee                                <52,242>            <79,027>
                                                      ------------           ------------
    Total Shareholders' Equity                          21,469,927        21,189,484
                                                                          ------------         ------------
    Total Liabilities and
    Shareholders' Equity                               146,976,650      155,531,448
                                                      ============    ============

See Notes to Unaudited Consolidated Condensed Financial Statements

                  BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (UNAUDITED)

                                                        Three Months Ended
                                                     June 30
                                                      1996              1995
                                                 ------------     ------------
INTEREST INCOME:
  Interest and fees on loans                      $2,181,640       $ 2,074,969
  Interest on deposits with other banks                  817               365
  Interest on investment securities:
    Taxable                                          532,644           454,024
    Exempt from federal income taxes                  66,420            49,597
  Dividends                                            7,790             7,560
  Interest on federal funds sold
    and other short-term investments                  50,200            21,196
                                                ------------      ------------
          Total Interest Income                    2,839,511         2,607,711
                                                ------------      ------------
INTEREST EXPENSE:
  Interest on deposits                             1,142,011         1,122,547
  Interest on short-term borrowings                  186,602            92,981
  Interest on other borrowings                        46,395            53,033
                                                ------------         ---------
          Total Interest Expense                   1,375,008         1,268,561
                                                ------------        ----------
  Net Interest Income                              1,464,503         1,339,150
    Provision for loan losses (Note 3)                40,000            45,000
                                                ------------         --------
  Net Interest Income After
    Provision For Loan Losses                      1,424,503         1,294,150
                                                ------------        ------------
OTHER OPERATING INCOME:
  Investment securities gains (losses)                  -               2,424
  Gain on sale of loans                               23,036            7,532
  Trust department income                             39,915           32,231
  Service fees                                       137,430          108,781
  Other income                                        58,886           37,751
          Total Other Operating Income               259,267          188,719
                                                ------------        ------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                     537,707           461,006
  Occupancy expense of bank premises, net             81,284            65,520
  Furniture and equipment                             90,827            86,048
  Data processing                                     84,410            71,043
  Other operating expenses                           249,480           290,829
                                                ------------        ------------
          Total Other Operating Expenses           1,043,708           974,446
                                                ------------        ------------
  Income Before Income Taxes                         640,062           508,423

  Provision for Income Taxes                         209,365           163,177
                                                ------------      ------------
  Net Income                                     $   430,697       $   345,246
                                                ============      ============
  Earnings Per Share                                   $.18             $ .15  (1)
                                                ============      ============
  Dividends Per Share                                  $.10              $.07  (1)
                                                ============      ============

(1) Adjusted for 3 for 2 stock split paid as a 50% stock dividend on June 15, 1995
See Notes to Unaudited Consolidated Condensed Financial Statements

                  BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (UNAUDITED)

                                                       Six Months Ended
                                                           June 30
                                                  1996               1995
                                                ------------      ------------
INTEREST INCOME:
  Interest and fees on loans                     $4,306,099         $4,604,848
  Interest on deposits with other banks               1,234                524
  Interest on investment securities:
    Taxable                                       1,026,927            913,542
    Exempt from federal income taxes                117,471             99,720
  Dividends                                          16,390              5,750
  Interest on federal funds sold
    and other short-term investments                139,158             33,314
                                               ------------       ------------
          Total Interest Income                   5,607,279          5,127,698
                                               ------------       ------------
INTEREST EXPENSE:
  Interest on deposits                            2,280,977          2,156,344
  Interest on short-term borrowings                 354,603            184,659
  Interest on other borrowings                      102,378             70,334
                                               ------------       ------------
          Total Interest Expense                  2,737,958          2,411,337
                                               ------------       ------------
  Net Interest Income                             2,869,321          2,716,361
    Provision for loan losses (Note 3)               85,000             90,000
                                               ------------      ------------
  Net Interest Income After
    Provision For Loan Losses                     2,784,321          2,626,361
                                               ------------         ------------
OTHER OPERATING INCOME:
  Investment securities gains (losses)                   99              2,424
  Gain on sale of loans                              40,647              8,991
  Trust department income                            63,694             46,721
  Service fees                                      261,145            196,066
  Other income                                      128,242             70,377
                                               ------------       ------------
          Total Other Operating Income              493,827            324,579
                                               ------------       ------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                  1,064,324            955,315
  Occupancy expense of bank premises, net           161,400            136,242
  Furniture and equipment                           180,843            168,709
  Data processing                                   165,140            145,360
  Other operating expenses                          515,478            548,313
                                               ------------       ------------
          Total Other Operating Expenses          2,087,185          1,953,939
                                               ------------       ------------
  Income Before Income Taxes                      1,190,963            997,001

  Provision for Income Taxes                        388,619            316,915
                                               ------------       ------------
  Net Income                                    $   802,344        $   680,086
                                               ============       ============
  Earnings Per Share                            $    .34          $     .30  (1)
                                               ============       ============
  Dividends Per Share                           $    .18          $     .14  (1)
                                               ============       ============

(1) Adjusted for 3 for 2 stock split paid as a 50% stock dividend on June 15, 1995
See Notes to Unaudited Consolidated Condensed Financial Statements

                  BLACKHAWK BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (UNAUDITED)

                                           Six Months       Twelve Months
                                             Ended              Ended
                                            June 30,          DECEMBER 31,
                                              1996              1995
                                         ------------       ------------
Common Stock:
   Balance at beginning of period         $   22,826          $   15,006
   Stock split                                  -                  7,593
   Stock options exercised                        28                 227
                                        ------------        ------------
Balance at end of period                      22,854              22,826
                                        ------------        ------------

Additional Paid-in Capital:
  Balance at beginning of period           6,946,370          6,791,012
  Stock options exercised                     12,026            155,358
                                        ------------       ------------
  Balance at end of period                 6,958,396          6,946,370
                                        ------------       ------------
Employee Stock Options Earned:
  Balance at beginning of period              52,165            26,642
  Stock options exercised                    <24,786>           <8,174>
  Unearned employee compensation              34,177            33,697
                                        ------------      ------------
  Balance at end of period                    61,556            52,165
                                        ------------      ------------
Retained Earnings:
  Balance at beginning of period          14,210,036        13,421,900
  Net income                                 802,344         1,471,887
  Dividends declared on common stock        <411,285>         <676,140>
  Stock Split                                  -                <7,611>
                                        ------------      ------------
  Balance at end of period                14,601,095        14,210,036
                                        ------------      ------------
Treasury Stock, at Cost:
 Balance at Beginning of Period                -                  -
 Purchase of Treasury Stock                  <84,305>             -
                                        ------------       -----------
 Balance at End of Period                    <84,305>             -
                                        ------------       -----------
FASB 115 Adjustment:
  Balance at beginning of period              37,114          <159,701>
  Net adjustment during period               <74,541>          196,815
                                        ------------      ------------
  Balance at end of period                   <37,427>           37,114
                                        ------------      ------------
Other:
  Balance at beginning of period             <79,027>         <132,599>
  Principal payments on ESOP loan             26,785            53,572
                                        ------------      ------------
  Balance at end of period                   <52,242>          <79,027>
                                        ------------      ------------
Total Shareholders' Equity               $21,469,927       $21,189,484
                                        ============      ============


See Notes to Unaudited Consolidated Condensed Financial Statements

                  BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                        Six Months Ended
                                                             June 30,
                                                       1996          1995
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        802,344        680,086

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Provision for loan losses                        85,000         90,000
    Provision for depreciation and
      amortization                                  168,960        146,318
    Amortization of premiums (accretion of discounts)
      on investment securities, net                 <18,548>        35,441
    (Gains) losses on investment securities             <99>        <2,424>
    (Gain) on sale of loans                         <40,647>        <8,991>
    Proceeds from sale of loans                   3,273,046        908,908
    Loans originated for sale                    <3,232,399>      <899,917>
    Change in assets and liabilities:
      (Increase) decrease in accrued
         interest receivable                        <45,797>       <19,589>
      (Increase) decrease in other assets            34,612        171,629
      Increase (decrease) in accrued
        interest payable                            <35,392>        80,497
      Increase (decrease) in other
        liabilities                                 <35,032>       395,921
                                                  ----------     ----------
      Net cash provided by
       operating activities                         956,048      1,577,879
                                                  ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturity of available-
    for-sale securities                           9,062,683      1,955,714
  Purchase of available-for-sale securities     <13,172,673>      <748,562>
  Proceeds from maturity of investment
    securities                                    3,684,942      3,921,975
  Purchase of investment securities              <5,578,360>    <3,518,750>
  Decrease in federal funds sold and
    other short-term investments, net            11,485,855      4,857,304
  Loans originated, net of
    principal collected                             402,367     <4,007,842>
  Purchase of bank premises and equipment           <35,645>    <1,084,447>
                                                -----------     ----------
    Net cash provided by (used in)
      investing activities                        5,849,169      1,375,392
                                                -----------     ----------

  See Notes to Unaudited Consolidated Condensed Financial Statements.

                  BLACKHAWK BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (UNAUDITED)

                                                        Six Month Ended
                                                           June 30
                                                  1996          1995
                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised                         12,054         127,102
  Net (decrease) in deposits                 <11,616,491>     <6,853,042>
  Net increase (decrease) in other
    borrowings                                 2,954,445       4,266,900
  Cash dividends paid                           <411,285>       <311,148>
  Purchase of Treasury Stock                     <84,305>          --
                                            ------------     -----------
        Net cash (used in)
          financing activities                <9,145,582>     <2,770,188>
                                            ------------    ------------
  Net increase (decrease) in cash and
    cash equivalents                          <2,340,365>        183,083


CASH AND CASH EQUIVALENTS:
  Beginning                                    7,589,600       5,155,930
                                            ------------    ------------
  Ending                                       5,249,235       5,339,013
                                            ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
    Interest                                  2,773,350        2,330,840
    Income taxes                                236,825          435,520


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
  ACTIVITIES:
  Other assets acquired in settlement of
    loans                                      152,191           96,824
  Principal payments on ESOP loan (Note 5)      26,785           26,788

See Notes to Unaudited Consolidated Condensed Financial Statements.

                  BLACKHAWK BANCORP, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               June 30, 1996

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

         In the opinion of Management, the accompanying unaudited consol-idated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of June 30, 1996 and December 31, 1995, the results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.

         The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Non-Performing Loans

          Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                            June 30             December 31
                                        1996           1995           1995
                                       ---------     ----------  -----------
             Impaired Loans             $      -    $   -           $134,000
             Non-accruing loans          719,000        195,000      206,000
             Past due 90 days or more
             and still accruing           73,000        292,000      238,000
                                       ---------     ----------     ---------
             Total non-performing loan  $792,000    $   487,000      $578,000
                                       =========     ==========     =========

Note 3:  Allowance For Loan Losses

         A summary of transactions in the allowance for loan losses is as follows:

                                               Three Months Ended
                                                    June 30
                                               1996         1995
                                              --------      --------
         Balance at beginning of
           period                          $  938,961       $851,144
         Provision charged to expense          40,000         45,000
         Loans charged off                    (14,905)       ( 6,783)
         Recoveries                            28,693            564
                                              ---------    ----------
         Balance  at end of period          $  992,749      $ 889,925
                                              =========    ==========

                 BLACKHAWK BANCORP, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              June 30, 1996
                               (CONTINUED)

                                                   Six Month Ended
                                                       June 30
                                                   ----------------
                                                  1996           1995
                                              -----------    ----------
             Balance at beginning of
              period                          $  928,817    $ 814,115
             Provision charged to expense         85,000       90,000
             Loans charged off                   (53,766)    ( 17,324)
             Recoveries                           32,698        3,134
                                               ----------    ----------
            Balance at end of period          $  992,749     $ 889,925
                                              ==========    ==========

Note 4.  Short-Term Borrowings:

         A summary of short-term borrowings is as follows:

                                        June 30        December 31,
                                          1996             1995
                                      ------------   ------------
         Securities sold under agreement to
           repurchase                 $13,934,278      $9,679,833

Note 5.   Other Borrowings:

                                       June 30,      December 31,
                                         1996          1995
                                     ------------    ------------
   ESOP Debt Guarantee               $     52,242    $    79,027
          FHLB Borrowings               2,250,000      3,550,000
                                      ------------    -----------
                                      $  2,302,242     $3,629,027
                                      ============    ===========

         The Company has an Employee Stock Ownership Plan for the benefit of the employees of the Company and its subsidiary. The ESOP borrowed funds from a third party lender and purchased 37,367 shares of the Company's stock. Accordingly, the debt has been recorded in the accompanying consolidated condensed balance sheets together with the related deferred compensation. The debt and related defer-red compensation are reduced as the ESOP makes principal payments.

        The bank has established a line of credit with the Federal Home Loan Bank ("FHLB"). Periodic draws are taken against this line to fund specific loans. The total line of credit is $4,705,000, with an available balance of $2,455,000.

Note 6.  Stock Option Plan:


         The Company's 1990 Directors' Stock Option Plan and the 1990 Executive Stock Option Plan expired on January 24, 1995. At the time of exp-iration, options outstanding under the 1990 Plans were 125,134 plus another 160,000 options under the 1994 Directors' and Executives
         Stock Option Plans. Options are granted at prices equal to the fair market value for directors and at prices from 90% to 100% of fair market value for key employees. The options vest over three years and are exercisable to 10 years from the date of grant. Other pert-inent information related to the plans is as follows:

                 BLACKHAWK BANCORP, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               June 30, 1996
                                (CONTINUED)


Note 6.  Stock Option Plan (continued)

                                                  June 30,      December 31,
                                                    1996          1995 (1)
                                                  ------------   -----------
      Shares under option, beginning of year      262,235       196,701
        Granted during the year                     6,300       108,350
        Terminated and canceled during the year      <510>      <11,100>
        Exercised during the year                  <2,749>      <31,716>
                                                 --------      --------
      Shares under option, end of period          265,286       262,235
                                                 ========      ========
      Options exercisable, end of period          167,496       113,543
                                                 ========      ========
      Available to grant, end of period           125,350       131,650
                                                 ========     ========
      Average prices: Granted during the period   $ 11.13       $ 9.40
                      Exercised during the period $  4.38       $ 4.65
                      Under option                $  6.85       $ 9.79
                                                 ========     ========

(1) Adjusted for 3-for-2 stock split payable June 15, 1995.


Note 7.  Commitments and Contingent Liabilities:

         Following are commitments and contingent liabilities with changes since December 31, 1995.

         Financial instruments with off-balance-sheet risk:

         A summary of the amount of exposure to credit loss for loan commit-ments (unfunded loans and unused lines of credit) and standby let-ters of credit outstanding is as follows:

                                       June 30         December 31,
                                       1996            1995
                                       -------------    -----------
   Loan commitments                      $10,678,938   $7,733,617
   Standby letters of credit                 308,247      201,793
                                       -------------    -----------
                                         $10,987,185   $7,935,410
                                       =============   ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant infomation regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of June 30, 1996 and December 31, 1995 and the consolidated condensed statements of income for the six months ended June 30, 1996 and 1995. This information is not meant to be a substitute for the balance sheets and income statements.

                       RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1996 was approximately $429,000 compared to $345,000 for the similar period in 1995. For the six months ended June 30, 1995 net income was $801,000 compared to $680,000 for six months ended June 30, 1995. The discussion that follows will provide infor-mation about the various areas of income and expense that resulted in the aforementioned results.

                     THREE MONTHS ENDED JUNE 30

For the three months ended June 30, 1996, interest income was $2,840,000 comp-ared to $2,608,000 for the same period in 1995. This increase of approxi-mately 8.9%, $231,000, was the result of increased volume. The average yield on interest earning assets was slightly less in 1996 than in 1995, 7.90% and 8.03% respectively.

Interest and fees on loans increased to $2,182,000 in the second quarter of 1996 compared to $2,075,000 in same period of 1995. The average balance of loans were $92.4 million in 1996 compared to $91.8 in 1995. The average yield on loans increased to 8.95% in the second quarter of 1996 from 8.83% in the same period in 1995. As noted above, the total loans increased slightly, however, there was a shift from real estate loans to commercial loans while consumer loans, including credit cards, remained nearly the same. The average yield on commercial loans was less in the second quarter of 1996 compared to the same period in 1995. The average yield on real estate and consumer loans increased.

Investment income on taxable securities was $533,000 for the three months ended June 30, 1996 compared to $454,000 for the same three months in 1995. The average yield on taxable securities during this period was less in 1996 than in 1995, however, the additional volume was sufficient to result in an increase of income. Interest income from tax exempt securities increased to $66,000 from $50,000 in 1995. The average yield declined but the additional volume more than made up the deficiency from the lower yield.

Interest from fed funds sold and other short-term investments increased to $50,000 in 1996 from $21,000 in 1995. The increased volume in this category was responsible for the increased income. The average yield was lower during this three month period in 1996 than in 1995.

Interest paid on deposits increased to $1,142,000 in the three months ended June 30, 1996 compared to $1,123,000 for the same period in 1995. Although average deposits increased slightly in 1996, the major reason for the in-rease was increased interest rates. This is because the average rate on mat-uring deposits was lower than the rate on new and renewed deposits. This is expected to continue through much of the third quarter of 1996. The actions of the Federal Reserve will affect the level and direction of interest rates in the future. Management, at this time, is not able to predict their actions.

Interest on short-term borrowings increased to $187,000 from $93,000 in 1995, or an increase of $94,000. Repurchase agreements had a much higher average balance in 1996 compared to 1995. The decrease in average interest rate on repurchase agreements was more than offset by the higher volume. The int-erest expense on repurchase agreements was approximately $115,000 higher in 1996 than in 1995. The other major item in this category is fed funds purch-ased. The average balance of fed funds purchased during the quarter in 1996 was approximately $334,000 compared to $1.5 million in 1995. The average rate paid also decreased to 5.60% in 1996 from 6.00% in 1995.

Other borrowings are represented by Federal Home Loan Bank ("FHLB") advances. Average borrowings from the FHLB decreased to $3.0 million from $3.4 million in 1995. The average rate on the borrowings also declined slightly.

The provision for loan loss was $40,000 for the three months in 1996 compared to

$45,000 in 1995. It is management's opinion that this amount is an adequate provision. The rationale for this decrease is due in part to the analysis of potential loss in the loan portfolio.

Total other operating income increased to $259,000 from $189,000 for the three months ended June 30, 1996 and 1995 respectively. The service fee category represents $29,000 of the increase. These are primarily fees associated with checking accounts, resulting from more accounts and increased fee schedules. Trust fees also increased significantly, $40,000 and $32,000, 1996 and 1995 respectively. The profit from the sale of fixed rate mortgages increased to $23,000 from $7,500 in 1995. Net income from the sale of non-deposit invest-ments was nearly $18,000 for the quarter ended June 30, 1996. There was no income from this category in 1995. It is anticipated that this item will continue to increase in the future.

Total other operating expenses increased approximately $69,000, $1,044,000 and $975,000, 1996 and 1995, respectively. The increases in salaries and employee benefits, occupancy, and furniture and equipment were offset to some extent by reduced FDIC insurance costs and lower other operating expenses. The increases in salaries and benefits, including a large increase in health insurance premiums, was approximately $77,000. This increase was partially offset by a $61,000 decrease in our FDIC premium. Increases in depreciation and taxes were the cause of the increased occupancy and equipment costs.

Income taxes increased to $210,000 from $163,000. This increase was due to a larger amount of income before taxes and a higher effective tax rate, 33% and 32%, 1996 and 1995 respectively.

                       SIX MONTHS ENDED JUNE 30

Total interest income for the six months ended June 30 was $5,607,000 and $5,128,000, in 1996 and 1995, respectively. The loan area accounted for nearly one-half of the $479,000 increase. Income from fed funds sold repres-ented a significant portion of the balance and will be discussed more fully below. The outlook for loan interest income during the second half of 1996 is not clear. The demand for loans seems to be moderating since the Federal Reserve has increased short term interest rates and some are predicting fut-ure increases.

Interest on taxable securities increased to $1,027,000 for the six months ended June 30, 1996 from $914,000 for the same period in 1995. Nearly all of the increase, $113,000, was the result of increased volume. Most of the vol-ume was in the U.S. Agency category. Short maturity agency securities were used as an alternative to fed funds sold as well as a substitute for maturity treasury issues.

Interest from tax exempt securities was $117,000 in 1996 compared to $100,000 in 1995. The yield was slightly lower for the six month period in 1996 compared to 1995. Additional volume more than made up for the lower income due to rate.

The income from fed funds sold was $125,000 for the first half of 1996 compared to $16,000 in 1995. The average balance in fed funds was nearly $4.5 million greater in 1996 than in 1995. Although the average rate on these investments decreased to 4.96% in 1996 from 5.79% in 1995, the increase in volume was more than enough to offset this, and resulted in the increase of income noted above.

Interests on deposits was $2,281,000 for the six months ended June 30, 1996 compared to $2,156,000 for the same period in 1995. Nearly all of this increase can be attributed to higher interest rates. The increased rates were the result of certificates of deposit and individual retirement accounts renewing at rates higher than the maturing rates. It is anticipated that this situation will continue for the third quarter of 1996, but the rate of increase is expected to moderate.

Interest on short-term borrowings, repurchase agreements and fed funds purch-ased, was $457,000 in 1996 compared to $225,000 in 1995. Repurchase agree-ment volume increased dramatically. Although the average rate declined, the increased cost in this area was up dramatically. The reduction in the cost of fed funds sold was offset by an increase in other borrowings when comp-aring the first six months of 1996 with the same period in 1995. The prov-ision for loan loss was $85,000 in 1996 compared to $90,000 in 1995. Manage-ment is of the opinion that the current provision is adequate.

For the first six months of 1996, total other operating income was $494,000 compared to $325,000 for the same period in 1995. Included in these figures are service fees which were $261,000 in 1996 compared to $196,000 in 1995. The majority of these are fees associated with deposit accounts, primarily check-ing and are the result of a larger number of accounts and an increased fee schedule. Other areas that experienced increases in 1996 when compared to 1995 were credit card fees, trust income, gain on sale of mortgages and net income from the sale of non-deposit investments. Credit card fees increased to $37,000 from $30,000. Trust income increased $17,000, $64,000 compared to $47,000. The first six months of 1996 was much more conducive to mortgage lending and as a result, the gain on the sale of mortgages was $32,000 greater in 1996. Net income from the sale of non-deposit was $44,000 greater in 1996 than the same period in 1995. This activity was initiated during the second quarter of 1995 and did not generate any net income.

Other operating expenses were $2,087,000 for the first half of 1996 compared to $1,954,000 for the first half of 1995. The largest area of increase was sal-aries and employee benefits, approximately $109,000. Normal salary increases and increased health insurance premiums were the primary areas of increase. Increases in occupancy and furniture expenses were the result of costs assoc-iated with the South Branch and the expansion at the main office. The red-uction of FDIC insurance premiums by $123,000 was sufficient to offset most of the increases in the other expense categories.

The income tax provision was $489,000 in 1996 compared to $317,000 in 1995. These amounts represents effective tax rates of 33% and 32% respectively.

BALANCE SHEET ANALYSIS

This analysis of the Company's financial position is comparing June 30, 1996 to December 31, 1995. Total assets were $147.0 million compared to $155.5 million, June 30, 1996 and December 31, 1995, respectively. This represents an dec-rease of approximately 5.5%.

Total loans were $93.1 million on June 30, 1996 and $93.6 million on December 31, 1995, a decrease of $.5 million. Of the three major categories of loans, commercial and consumer loans increased during this period of time. Real estate loans were $54.7 million compared to $56.5 million, June 30, 1996 and Dec-ember 31, 1995 respectively. Consumer loans increased to $17.8 million at June 30, 1996 compared to $17.6 million at December 31, 1995. Commercial loans increased to $20.4 million at June 30, 1996 compared to $20.3 million at December 31, 1995. Commercial paper was $1.0 million at June 30, 1996 compared to $0 at the year end. Loan demand has remains slow during the first half of this year. The bank has placed more emphasis on consumer installment based lending.

Allowance for loan losses was $993,000 at June 30, 1996 compared to $929,000 at December 31, 1995. As of June 30, 1996 non-performing loans totaled $792,000 compared to $578,000 at December 31, 1995. Management believes that the all-owance is adequate at this time.

Bank premises and equipment was $3.6 million at June 30, 1996 compared to $3.7 million at

December 31, 1995. This decrease was primarily the depreciation of buildings and equipment with no major purchases.

The reduction of deposits discussed below were funded in part by a reduction in fed funds sold and other short term investments. As of June 30, 1996 fed funds sold and other short-term investments were $.2 million compared to $11.7 million at December 31, 1995. Securities available for sale were $15.6 million at June 30, 1996 compared to $11.6 million at December 31, 1995. Securities held to maturity were $27.7 million compared to $25.8 million, June 30, 1996 and December 31, 1995, respectively. The increase in securities available for sale will provide additional collateral for repurchase agreements between the bank and some of it's corporate customers. The increase in securities held to maturity relates to the Company investing more of it's available dollars into municipal securities.

Total deposits were $108.1 million at June 30, 1996 compared to $119.7 million at December 31, 1995. Non-interest bearing deposits were approximately $11.0 million lower on June 30, 1996 than December 31, 1995, $11.5 million and
$22.5 million, respectively. Several commercial customers have historically increased their demand deposit balances at year end. As a result, subsequent reporting dates typically have balances lower than year-end. Also the period ending with June is the banks low point for deposits during the year. Int-erest bearing deposits were down slightly, $96.6 million at June 30, 1996 and $97.2 million at December 31, 1995. The bank is emphasizing consumer retail relationships as a source for new deposits. As a result, there has been some outflow of higher cost interest bearing deposits. Competition for deposit dollars continues to be intense. As a result, dramatic growth of deposits is not anticipated during the balance of 1996.

Other borrowings, the main component of which are advances from the FHLB, was $2.3 million at June 30, 1996 compared to $3.6 million at December 31, 1995. The advances were used to fund some of the increase in loans during 1995.

The company continues to maintain an excellent capital position regardless of the measurement used. The following table shows four different measurements as of June 30, 1996 and December 31, 1995, and the regulatory requirement, if any. Management does not anticipate the need for additional capital resourc-es in the near future.



                               June 30     Regulatory        December 31
                                1996      Requirements          1995
Leverage capital ratio         14.76%         N/A              14.60%
Core capital as a percent
  of assets                    14.43%         5.50%            13.51%
Core capital as a percent
  of risk-based assets         24.32%         N/A
Total capital as a percent
  of risk-based assets         25.38%         8.00%            23.89%



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

Off-Balance sheet items consist of credit card lines of credit, mortgage commit ments, letters of credit and other commitments totaling approximately $11.0 million as of June 30, 1996. This compares to $7.9 million at December 31, 1995. The bank has historically funded the off-balance sheet commitments with its primary sources of funds, and management anticipates that this will cont-inue.

                              PART II

                         OTHER INFORMATION


ITEM 6.     A)EXHIBITS

            See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

ITEM 6.     B)REPORTS ON FORM 8-K

            There were no reports on Form 8-K filed during the second quarter of 1996.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Blackhawk Bancorp, Inc.
                                                    -----------------------
                                                          (Registrant)



Date: August 14, 1996
                                                    /s/ Dennis M. Conerton
                                                  --------------------------
                                                         President and
                                                    Chief Executive Officer



Date: August 14, 1996
                                                    /s/ Jesse L. Calkins
                                               ---------------------------
                                                   Senior Vice President
                                                   (Chief Financial and
                                                    Accounting Officer)

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
