Form 10QSB/A
period 1996-06-30
BLACKHAWK BANCORP INC
filed 1996-08-14
CIK 857853

                                Form 10-QSB/A
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing re-quirements for the past 90 days.

                YES    X                  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
         Class of Common Stock                             June 30, 1996
         ---------------------                           ----------------
            $.01 par value                                2,285,364 shares

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the reg-istrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


                                                      Blackhawk Bancorp, Inc.
                                                      -----------------------
                                                            (Registrant)



Date: August 14, 1996
                                                    /s/ Dennis M. Conerton
                                                  --------------------------
                                                         President and
                                                    Chief Executive Officer



Date: August 14, 1996
                                                    /s/ Jesse L. Calkins
                                                 ---------------------------
                                                     Senior Vice Presiden
                                                     (Chief Financial and
                                                      Accounting Officer)