Form 10QSB
period 1996-09-30
BLACKHAWK BANCORP INC
filed 1996-11-14
CIK 857853

Form 10-QSB
                 SECURITIES AND EXCHANGE COMMISSIONWASHINGTON, D.C. 20549

                 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September  30, 1996

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

                                   YES    X                  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
             Class of Common Stock                    September 30, 1996
            ----------------------------              ------------------
              $.01 par value                           2,285,864 shares






                   INDEX

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Condensed Balance Sheets as of
     September  30, 1996 and December 31, 1995                      3

     Consolidated Condensed Statements of Income for the
     three months ended September 30, 1996 and 1995                 4

     Consolidated Condensed Statements of Income for the
     nine months ended September 30, 1996 and 1995                   5

     Consolidated Condensed Statements of Shareholders'
     Equity as of  September 30, 1996 and December 31, 1995          6

     Consolidated Condensed Statements of Cash Flows for the
     nine months ended September 30, 1996 and 1995                   7

     Notes to Consolidated Condensed Financial Statements            8


ITEM 2.  Managements Discussion and Analysis of Financial
                Condition and Results of Operations                 13


                          PART II - OTHER INFORMATION


ITEM 6.  A)  EXHIBITS                                               18

        B)  REPORTS ON FORM 8-K                                     18

SIGNATURES                                                          19







                        BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                   SEPTEMBER 30             DECEMBER 31,
                                                             1996                                  1995
                                                    ---------------------          --------------------
Cash and cash equivalents                                  $6,882,867                       $   7,589,600
Federal funds sold and other short-term investments         4,601,803                          11,734,905
Securities available for sale                              11,967,516                          11,571,581
Securities held to maturity                                27,890,922                          25,794,108
Total loans                                                96,327,965                           94,476,844
Allowance for loan losses (Note 3)                         <1,009,276>                           <928,817>
                                                 ---------------------    --------------------
Net loans                                                  95,318,689                           93,548,027

Bank premises and equipment, net                            3,539,401                             3,732,418
Accrued interest receivable                                 1,262,890                              1,217,561
Other assets                                                  356,340                                343,248
                                                    -----------------                 ----------------------
Total Assets                                             $151,820,428                        $155,531,448
                                                                                          =============                =============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
    Non-interest bearing                                  $15,634,344                         $ 22,513,544
    Interest bearing                                       95,132,140                             97,203,385
                                                    -----------------                        -----------------
Total deposits                                            110,766,484                           119,716,929
  Borrowed Funds:
  Short-term borrowings (Note 4)                           15,910,278                                9,679,833
    Other borrowings (Note 5)                               2,288,849                               3,629,027
  Accrued interest payable                                    586,937                                  693,364
  Other liabilities                                           550,117                                  622,811
                                                    -----------------                          -----------------
Total Liabilities                                         130,102,665                           134,341,964

SHAREHOLDERS' EQUITY:
  Preferred stock
    1,000,000 shares, $.01 par value per share
    authorized, none issued or outstanding
 Common stock
    10,000,000 shares, $.01 par value
    per share authorized, 2,285,864 and
    2,282,615 shares issued and outstanding                   22,859                           22,826
  Additional paid-in capital                               6,960,190                      6,946,370
  Employee stock options earned                               74,525                           52,165
  Retained Earnings                                       14,812,592                    14,210,036
  Less 7,578 shares held in treasury, at cost                <84,305>                            -
FASB 115 Adjustment                                          <29,249>                         37,114
Less: Deferred compensation related to employe stock
     ownership plan debt guarantee                           <38,849>                       <79,027>
                                                   ------------------              -----------------
Total Shareholders' Equity                                21,717,763                    21,189,484
                                                   ------------------              -----------------
Total Liabilities and  Shareholders' Equity            $ 151,820,428                $155,531,448
                                                   =================                ==========

See Notes to Unaudited Consolidated Condensed Financial Statements



































                                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                   (UNAUDITED)

                                                                                                           Three Months Ended
                                                                                                                 September 30
                                                   1996                  1995
 INTEREST INCOME:
  Interest and fees on loans                     $2,191,194            $ 2,099,021
  Interest on deposits with other banks                 535                          761
  Interest on investment securities:
    Taxable                                         554,018                  467,524
    Exempt from federal income taxes                 65,146                    50,863
  Dividends                                           7,800                       9,388
  Interest on federal funds sold
    and other short-term investments                 30,185                     78,133
                                            ---------------            -------------
          Total Interest Income                   2,848,878                 2,705,690
                                            ---------------            -------------
INTEREST EXPENSE:
  Interest on deposits                            1,146,285                  1,163,571
  Interest on short-term borrowings                 160,212                     109,731
  Interest on other borrowings                       35,382                       79,767
                                              -------------                ------------
         Total Interest Expense                   1,341,879                  1,353,069
                                              -------------                 ------------
  Net Interest Income                             1,506,999                  1,352,621
    Provision for loan losses (Note 3                35,000                       45,000
                                              -------------                  ------------
  Net Interest Income After
   Provision For Loan Losses                      1,471,999                   1,307,621
                                               ------------                  -------------
OTHER OPERATING INCOME:
  Investment securities gains (losses)                 -                              15,361
  Gain on sale of loans                              13,708                         12,288
  Trust department income                            25,700                         15,333
  Service fees                                      153,800                       122,627
  Other income                                       56,318                         41,767
                                             --------------                   ------------
Total Other Operating Income                        249,526                       207,376
                                             --------------                   ------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                    560,220                       498,729
  Occupancy expense of bank premises, net            78,102                       75,905
  Furniture and equipment                            87,791                       95,853
  Data processing                                    83,863                       78,908
  Other operating expenses                          250,767                     248,688
                                               ------------                   ------------
       Total Other Operating Expenses             1,060,743                      998,083
                                               ------------                   ------------
  Income Before Income Taxes                        660,782                      516,914
  Provision for Income Taxes                        221,159                      165,357
                                              -------------                      -----------
 Net Income                                        $439,623                   $ 351,557
                                               ============                    =======
  Earnings Per Share                                  $ .19                            $.15
  Dividends Per Share                                 $ .10                            $.08

  (1) Adjusted for 3 for 2 stock split paid as a 50% stock dividend on June 15, 1995
See Notes to Unaudited Consolidated Condensed Financial Statements

                                         BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                        (UNAUDITED)

                                                             Nine Months Ended
                                                                 September 30
                                                           1996                 1995
INTEREST INCOME:
Interest and fees on loans                              $6,497,293            $6,163,869
Interest on deposits with other banks                        1,769                     1,285
Interest on investment securities:
    Taxable                                              1,580,945            1,381,066
    Exempt from federal income taxes                                                                182,617                150,583
Dividends                                                   24,190              25,138
Interest on federal funds sold
    and other short-term investments                       169,343                 111,447
                                                      ------------            -----------
Total Interest Income                                    8,456,157              7,833,388
                                                      ------------          -------------
INTEREST EXPENSE:
  Interest on deposits                                   3,427,262              3,319,915
  Interest on short-term borrowings                                                                  514,815                 294,390
  Interest on other borrowings                             137,760                 150,101
                                                     -------------           ------------
Total Interest Expense                                   4,079,837             3,764,406
                                                     -------------         ------------
  Net Interest Income                                    4,376,320             4,068,982
    Provision for loan losses (Note 3)                     120,000                 135,000
                                                     -------------        -------------
  Net Interest Income After
    Provision For Loan Losses                            4,256,320            3,933,982
                                                     -------------          -------------
OTHER OPERATING INCOME:
  Investment securities gains (losses)                          99                    17,785
  Gain on sale of loans                                     54,355                    21,279
  Trust department income                                   89,394                    62,054
  Service fees                                             414,945                  318,693
  Other income                                             184,560                   117,801
                                                       -----------                -----------
Total Other Operating Income                               743,353                   537,612
                                                      ------------                 -----------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                         1,624,544               1,454,044
  Occupancy expense of bank premises, net                  239,502                  212,147
  Furniture and equipment                                  268,634                 264,562
  Data processing                                          249,003                224,268
  Other operating expenses                                 767,300                 802,658
                                                      ------------              -------------
 Total Other Operating Expenses                          3,148,983               2,957,679
                                                      ------------              -------------
  Income Before Income Taxes                             1,850,690                1,513,915
  Provision for Income Taxes                               609,778                   482,272
                                                     -------------                ------------
   Net Income                                           $1,240,912              $1,031,643
                                                         =========             ========
   Earnings Per Share                                         $.53                   $.45  (1)
  Dividends Per Share                                         $.32                   $.22  (1)

(1) Adjusted for 3 for 2 stock split paid as a 50% stock dividend on June 15, 1995.
      See Notes to Unaudited Consolidated Condensed Financial Statements

                         BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  (UNAUDITED)

                                                 Nine Months            Twelve Months
                                                    Ended                      Ended
                                                September 30,          December 31,
                                                   1996                         1995
Common Stock:
Balance at beginning of period               $       22,826            $         15,006
Stock split                                             -                               7,593
Stock options exercised                                  33                           227
                                              -------------                  ------------
Balance at end of period                             22,859                      22,826
                                              -------------                   ------------
Additional Paid-in Capital:
Balance at beginning of period                    6,946,370                   6,791,012
Stock options exercised                              13,820                       155,358
                                               ------------                   ------------
Balance at end of period                          6,960,190                   6,946,370
                                               ------------                    ------------
Employee Stock Options Earned:
Balance at beginning of period                       52,165                         26,642
Stock options exercised                             <26,586>                      <8,174>
Unearned employee compensation                       48,946                         33,697
                                             --------------                 --------------
Balance at end of period                             74,525                         52,165
                                             --------------                 --------------
Retained Earnings:
Balance at beginning of period                   14,210,036                  13,421,900
Net income                                        1,240,912                    1,471,887
Dividends declared on common stock                 <638,356>                   <676,140>
Stock Split                                             -                             <7,611>
                                            ---------------               ---------------
Balance at end of period                         14,812,592                 14,210,036
                                            ---------------               ---------------
Treasury Stock, at Cost:
Balance at Beginning of Period                         -                               -
Purchase of Treasury Stock                         <84,305>                        -
                                             --------------                --------------
Balance at End of Period                           <84,305>                          -
                                             --------------                --------------
FASB 115 Adjustment:
Balance at beginning of period                      37,114                    <159,701>
Net adjustment during period                       <66,363>                    196,815
                                           ----------------                 --------------
Balance at end of period                           <29,249>                      37,114
                                           ----------------                  --------------
Other:
Balance at beginning of period                     <79,027>                  <132,599>
Principal payments on ESOP loan                     40,178                        53,572
                                          ----------------              ----------------
Balance at end of period                           <38,849>                    <79,027>
                                          ----------------               ---------------
Total Shareholders' Equity                     $21,717,763               $21,189,484
                                               ===========               =========

 See Notes to Unaudited Consolidated Condensed Financial Statements

                          BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30,
                                                              1996             1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                              $1,240,912      $1,031,643
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Provision for loan losses                                120,000          135,000
    Provision for depreciation and
      amortization                                           253,440          241,003
    Amortization of premiums (accretion of discounts)
      on investment securities, net                          <57,046>           42,753
    (Gains) losses on investment securities                      <99>          <17,785>
    (Gain) on sale of loans                                  <54,355>          <21,279>
    Proceeds from sale of loans                            3,888,513         1,709,916
    Loans originated for sale                             <3,834,158>      <1,688,637>
    Change in assets and liabilities:
      (Increase) decrease in accrued
         interest receivable                                 <45,329>         <32,756>
      (Increase) decrease in other assets                      9,228            130,535
      Increase (decrease) in accrued
        interest payable                                    <106,427>            15,562
      Increase (decrease) in other
        liabilities                                           <2,096>          <190,093>
                                                      --------------           -------------
Net cash provided by
       operating activities                               1,412,583           1,355,862
                                                     ---------------          --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of available  for-sale securities       -                2,027,813
  Proceeds from maturity of available-
    for-sale securities                                  20,666,069           2,200,233
  Purchase of available-for-sale securities             <21,143,171>      <4,247,781>
  Proceeds from maturity of investment
    securities                                            6,296,377          5,207,713
  Purchase of investment securities                      <8,391,800>       <6,178,536>
  Decrease in federal funds sold and
  other short-term investments, net                       7,133,102           1,753,580
  Loans originated, net of
    principal collected                                  <1,890,662>       <3,618,839>
  Purchase of bank premises and equipment                   <60,423>       <1,158,092>
                                                    ----------------       ----------------
    Net cash provided by (used in)
      investing activities                                2,609,492        <4,013,909>
                                                     ---------------       ----------------

  See Notes to Unaudited Consolidated Condensed Financial Statements

                         BLACKHAWK BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (CONTINUED)
                                      (UNAUDITED)

                                                           Nine Month Ended
                                                            September  30
                                                       1996               1995
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised                           13,853              134,462
  Net (decrease) in deposits                    <8,950,445>        <6,011,524>
  Net increase (decrease) in other
    borrowings                                   4,930,445            8,695,627
  Cash dividends paid                             <638,356>           <493,549>
  Purchase of Treasury Stock                       <84,305>                   --
                                            ---------------           -------------
  Net cash (used in)
     financing activities                       <4,728,808>           2,325,016
                                            ---------------           --------------
  Net increase (decrease) in cash and
    cash equivalents                              <706,733>           <333,031>

CASH AND CASH EQUIVALENTS:
  Beginning                                      7,589,600             5,155,930
                                              ------------             -------------
  Ending                                        $6,882,867           $4,822,899
                                                  ========            ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
    Interest                                   $4,186,264            $3,748,844
    Income taxes                                  477,001                 642,177
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
  ACTIVITIES:
  Other assets acquired in settlement of loans    170,319                164,469
  Principal payments on ESOP loan (Note 5)         40,178                   40,179

See Notes to Unaudited Consolidated Condensed Financial Statements.

                         BLACKHAWK BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 September 30, 1996

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

           In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals necessary to present fairly the financial position of the Corporation as of September 30, 1996 and December
           31, 1995, the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.

           The results of operations for the three and nine months ended Sept-ember 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Non-Performing Loans

           Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                                              September 30                        December 31
                                                        1996             1995                        1995
                                                     --------------------------                ----------------
            Impaired Loans                           $     -             $      -                    $134,000
            Non-accruing loans                         362,325         527,460                206,000
            Past due 90 days or more
             and still accruing                        171,900         147,104                238,000
                                                    -----------       -----------              ------------
           Total non-performing loan                  $534,225       $674,564             $578,000
                                                        =======      =======             =======

Note 3:  Allowance For Loan Losses

         A summary of transactions in the allowance for loan losses is as follows:

                                                         Three  Months Ended
                                                             September 30
                                                         1996               1995
                                                     -----------         -----------
         Balance at beginning of period                 $992,749            $889,925
         Provision charged to expense                     35,000                45,000
         Loans charged off                               <24,630>            <13,969>
         Recoveries                                        6,157                  1,884
                                                    ------------              -----------
         Balance  at end of period                    $1,009,276             $922,840
                                                       =========            =======

                              BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                     September 30, 1996
                                                         (CONTINUED)

                                                           Nine Month Ended
                                                             September  30
                                                        1996                1995
            Balance at beginning of  period            $  928,817       $  814,115
            Provision charged to expense                  120,000           135,000
            Loans charged off                             <78,396>         <31,293>
            Recoveries                                     38,855                5,018
                                                    -------------        -------------
           Balance at end of period                    $1,009,276          $ 922,840
                                                          =======         ========

Note 4.    Short-Term Borrowings:

         A summary of short-term borrowings is as follows:

                                                     September 30     December 31,
                                                        1996              1995
         Securities sold under agreement to
           repurchase                                $15,910,278       $9,679,833

Note 5.   Other Borrowings:

                                                      September 30,    December 31,
                                                          1996           1995
   ESOP Debt Guarantee                                $     38,849     $    79,027
   FHLB Borrowings                                       2,250,000       3,550,000
                                                     -------------     -------------
                                                        $2,288,849      $3,629,027
                                                          ========     ========

The Company has an Employee Stock Ownership Plan for the benefit of the employ-ees of the Company and its subsidiary. The ESOP borrowed funds from a third party lender and purchased 37,367 shares of the Company's stock. According-ly, the debt has been recorded in the accompanying consolidated condensed balance sheets together with the related deferred compensation. The debt and related deferred compensation are reduced as the ESOP makes principal payments.


The bank has established a line of credit with the Federal Home Loan Bank ("FHLB"). Periodic draws are taken gainst this line to fund specific loans. The total line of credit is $4,705,000, with an available balance of $2,455,000.

Note 6.  Stock Option Plan:

The Company's 1990 Directors' Stock Option Plan and the 1990 Executive Stock Option Plan expired on January 24, 1995. At the time of expiration, options outstanding under the 1990 Plans were 125,134 plus another 160,000 options under the 1994 Directors' and Executives Stock Option Plans. Options are granted at prices equal to the fair market value for directors and at prices from 90% to 100% of fair market value for key employees. The options vest over three years and are exercisable to 10 years from the date of grant. Other pertinent information related to the plans is as follows:



                         BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                               September 30, 1996
                                                  (CONTINUED)

Note 6.  Stock Option Plan (continued)

                                                       September 30,     December 31,
                                                            1996           1995 (1)
        Shares under option, beginning of year             262,235        196,701
        Granted during the year                              7,300          108,350
        Terminated and canceled during the year               <510>         <11,100>
        Exercised during the year                           <3,249>        <31,716>
        Shares under option, end of period                 265,776         262,235
        Options exercisable, end of period                 167,596         113,543
        Available to grant, end of period                  124,350         131,650
        Average prices: Granted during the period          $ 11.15           $ 9.40
                        Exercised during the period       $   4.26           $ 4.65
                        Under option                      $   6.87           $ 9.79

(1) Adjusted for 3-for-2 stock split payable June 15, 1995.

Note 7.  Commitments and Contingent Liabilities:

         Following are commitments and contingent liabilities with changes since December 31, 1995.
         Financial instruments with off-balance-sheet risk:

         A summary of the amount of exposure to credit loss for loan commit-ments (unfunded loans and unused lines of credit) and standby letters of credit outstanding is as follows:

                                                 September  30,        December 31,
                                                      1996                1995
   Loan commitments                              $ 7,804,513           $ 7,733,617
   Standby letters of credit                         278,247               201,793
                                             ---------------          --------------
                                                 $ 8,082,760            $7,935,410
                                                   =========          ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of September 30, 1996 and December 31, 1995 and the consolidated condensed statements of income for the three and nine months ended September 30, 1996 and 1995. This information is not meant to be a substitute for the balance sheets and income statements.

                      RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1996 was approximately $439,000 compared to $352,000 for the similar period in 1995. For the nine months ended September 30, 1996 net income was nearly $1,241,000 compared to $1,032,000 for nine months ended September 30, 1995. The discussion that follows will provide information about the various areas of income and expense that resulted in the aforementioned results.

                 THREE MONTHS ENDED SEPTEMBER 30

For the three months ended September 30, 1996, interest income was $2,849,000 compared to $2,706,000 for the same period in 1995. This increase of approx-imately 5.3%, $143,000, was the result of both increased volumes and increased yields on loans and increased volume on securities.

Interest and fees on loans increased to $2,191,000 in the third quarter of 1996 compared to $2,099,000 in the same period of 1995. The average balance of loans was $93.8 million in 1996 compared to $93.3 million in 1995. The average yield on loans increased to 8.99% in the third quarter of 1996 from 8.79% in the same period in 1995. Approximately 35% of the increased loan income was the result of increased volume and loan mix, and approximately 65% was the result of increased yields.

Investment income on taxable securities was $554,000 for the three months ended September 30, 1996 compared to $468,000 for the same three months in 1995.
The increase was due to increased volume. Interest income from tax exempt securities increased to $65,000 from $51,000 in 1995. The average yield declined, but the average volume for the quarter increased from approximately $4.0 million to $5.3 million.

Interest from fed funds sold and other short-term investments decreased to $30,000 in 1996 from $78,000 in 1995. The decreased volume in fed funds sold, $1.8 million in 1996 compared to $5.2 million in 1995, was the primary reason for the decreased income in this category. However, the yield was also lower on fed funds, 5.18% in 1996 and 5.48% in 1995.

Interest paid on deposits decreased to $1,146,000 in the three months ended September 30, 1996 compared to $1,164,000 for the same period in 1995.
The average balance of total deposits declined slightly, but there was a shift out of CDS and into money market accounts and NOW accounts, which have lower interest rates. The average rate on CDS was slightly higher in 1996 than in 1995, 5.74% and 5.70%, respectively. The average rate on maturing deposits was lower than the rate on new and renewed deposits. The actions of the Federal Reserve will affect the level and direction of interest rates in the future. Management, at this time, is not able to predict their actions.

Interest on short-term borrowings increased to $160,000 from $110,000 in 1995, or an increase of $50,000. Repurchase agreements, the major item in this category, had a higher average balance in 1996 compared to 1995, $11.6 million and $7.8 million, respectively. The interest rates paid decreased in 1996 compared to 1995, 5.30% and 5.60%, respectively. Fed funds purchased were not used in the third quarter of 1995 compared to an average balance of $473,000 in 1996.

Other borrowings are represented by Federal Home Loan Bank ("FHLB") advances. Average borrowings from the FHLB decreased to $2.3 million from $5.0 million in 1995. The average rate on the borrowings declined to 6.30% from 6.40%.

The provision for loan loss was $35,000 for the three months in 1996 compared to $45,000 in 1995. It is management's opinion that this amount is an adequate provision. The rationale for the decrease compared to the provision in 1995 was due in part to a large recovery anticipated and received early in the fourth quarter in the amount of $180,000. This loan was originally charged off in the fourth quarter of 1994.

Total other operating income increased to $250,000 from $207,000 for the three months ended September 30, 1996 and 1995, respectively. Included in the 1995 amount is $15,000 from the gain on sale of securities compared to zero in 1996. Gain on sale of loans in the third quarter of 1996 was $14,000 compared to $12,000 in 1995. Service fees increased to over $154,000 in 1996 from $123,000 in 1995. Most of this amount results from checking account fees.
The increase was due to an increased number of accounts and an increased fee schedule. Fees generated from trust activities, credit cards and the sale of non-deposit investments were $60,000 for the three months ended September 30, 1996 compared to $32,000 in the same period in 1995.

Total other operating expenses increased to $1,061,000 for the three months ended September 30, 1996 compared to $998,000 for the same period in 1995.
The increase can be attributed to the salary and benefits area with most of it being additional accrual for projected bonuses. Salaries increased approx-imately $13,000, a 3% increase, bonus increased $41,000 and health insurance premiums increased $8,000.

Income taxes increased to $221,000 from $165,000. This increase was due to a larger amount of income before taxes and a higher effective tax rate, 33% and 32%, 1996 and 1995, respectively.

                  NINE MONTHS ENDED SEPTEMBER 30

Total interest income for the nine months ended September 30 was $8,456,000 and $7,833,000, in 1996 and 1995, respectively. Of this $623,000 increase, slightly over one-half of it was from the lending area, approximately $333,000. This increase was split between volume and yield. The average loan balance for the first nine months of 1996 was $93.4 million, compared to $91.5 million in 1995. The average yields were 8.95% and 8.79%, 1996 and 1995, respectively.

Interest on taxable securities increased to $1,581,000 for the nine months ended September 30, 1996 from $1,381,000 for the same period in 1995. All of this increase was due to increased volume. The average yield on the taxable sec-urities was approximately the same in 1996 as in 1995.

Interest from tax exempt securities was $183,000 in 1996 compared to $151,000 in 1995. The yield on the tax exempt portfolio was approximately the same in both periods. The increase in income was the result of higher volume.

The income from fed funds sold and other short term investments was $169,000 for the first nine months of 1996 compared to $111,000 in 1995. The average balance in fed funds sold was $4.0 million in 1996 compared to $2.1 million in 1995. This increase in volume offset a decrease of approximately .55% in yield, 5.01%, and 5.56% in 1996 and 1995, respectively.

Interest on deposits was $3,427,000 for the nine months ended September 30, 1996 compared to $3,320,000 for the same period in 1995. Nearly all of this increase can be attributed to higher interest rates. IRAs and CD's experienced a higher average rate in 1996 than in 1995. Although 1996 has not been an increasing interest rate environment, maturing deposits have rates lower than the rates being offered, thus the average yields increased.

Interest on short-term borrowings, repurchase agreements and fed funds purch-ased, was $515,000 in 1996 compared to $294,000 in 1995. The increase in the average balance of repurchase agreements offset a slight decline in rate.
The increase in repurchase interest, offset by a decline in fed funds purch-ased interest, represents this increase.

The provision for loan loss was $120,000 in 1996 compared to $135,000 in 1995. The discussion for the three months regarding the loan loss provision also applies in this section. Management is of the opinion that the current provision is adequate.

For the nine months of 1996, total other operating income was $743,000 compared to $538,000 for the same period in 1995. Included in these figures are service fees which were $415,000 in 1996 compared to $319,000 in 1995. The majority of these are fees associated with deposit accounts, primarily checking, and are the result of a larger number of accounts and an increased fee schedule. Two other areas that experienced sizeable increases were gain on sale of loans and trust department income. A program to increase fixed rate mortgage loan orig-inations was instituted early in 1996. As a result, more loans were originated and subsequently sold, which in turn resulted in an increase of income, $54,000 and $21,000 in 1996 and 1995, respectively. Trust income increased to $89,000 in 1996 from $62,000 in 1995. This was the result of an increase in accounts. The other areas of income that experienced significant growth in 1996 compared to 1995 was credit card fees and investment center income, $58,000 and $11,000 respectively.

Total other operating expenses were $3,149,000 for the nine months of 1996 compared to $2,958,000 for the same period of 1995. The largest area of increase was salaries and employee benefits. Increases in salaries, bonus accrual and health insurance premiums account for $158,000 of the $170,000 increase in this category. Included in the category of other operating exp-enses is the FDIC premiums. In 1996 they totaled $1,500 compared to $116,000 in 1995. This was the major reason for the decrease in the other operating expense category.

The income tax provision was $610,000 in 1996 compared to $482,000 in 1995. These amounts represent effective tax rates of 33% and 32% respectively.

                      BALANCE SHEET ANALYSIS

This analysis of the Company's financial position is comparing September 30, 1996 to December 31, 1995. Total assets were $151,820,000 compared to $155,531,000. This represents a decrease of approximately 2.4%.

Total loans were $96.3 million on September 30, 1996 and $94.5 million on Dec-ember 31, 1995, an increase of $1.8 million. Two of the three major categories of loans increased during this period of time. Real estate loans were $55.6 million compared to $56.5 million, September 30, 1996 and December 31, 1995 respectively . Consumer loans increased to $17.3 million at September 30, 1996 compared to $16.2 million at December 31, 1995. Commercial loans exp-erienced the largest increase, $21.7 million at September 30, 1996 compared to $20.3 million at December 31, 1995. If the predictions of slower economic growth during the rest of 1996 are correct, growth of the loan portfolio should also be slower.

Allowance for loan losses was $1,009,000 at September 30, 1996 compared to $923,000 at December 31, 1995. As of September 30, 1996 non-performing loans totaled $534,000 compared to $578,000 at December 31, 1995. Management believes that the allowance is adequate at this time. The $180,000 recovery discussed earlier in this analysis had the affect of increasing the allowance, by the amount of the recovery. This will be reflected in the fourth quarter of 1996.

Bank premises and equipment was $3.5 million at September 30, 1996 compared to $3.7 million at December 31, 1995. The decrease was primarily the depreciation of buildings and equipment.

As of September 30, 1996 fed funds sold and other short-term investments were $4.6 million compared to $11.7 million at December 31, 1995. Securities avail-able for sale were $12.0 million at September 30, 1996 compared to $11.7 million at December 31, 1995. Securities held to maturity also increased slightly, $27.9 million compared to $25.8 million, September 30, 1996 and December 31, 1995, respectively.

Total deposits were $110.8 million at September 30, 1996 compared to $119.7 million at December 30, 1995. Non-interest bearing deposits were approximately $6.9 million lower on September 30, 1996 than December 31, 1995, $15.6 million and $22.5 million, respectively. Several commercial customers have historically increased their demand deposit balances at year end. As a result, subsequent reporting dates typically have balances lower than year-end. Interest bearing deposits were down slightly, $95.1 million at September 30, 1996 and $97.2 million at December 31, 1995. Competition for deposit dollars continues to be intense. As a result, dramatic growth of deposits is not anticipated during the fourth quarter of 1996.

Other borrowings, the main component of which are advances from the FHLB, was $2,250,000 at September 30, 1996 compared to $3,550,000 at December 31, 1995.
The advances were used to fund some of the increase in loans and to also provide liquidity.

The company continues to maintain an excellent capital position regardless of the measurement used. The following table shows four different measurements as of September 30, 1996 and December 31, 1995, and the regulatory requirement, if any. Management does not anticipate the need for additional capital resources in the near future.

                              September 30,       December 31,    Regulatory
                                 1996                1995         Requirements
Leverage capital ratio          15.03%             14.60%             N/A
Core capital as a percent
  of assets                     14.30%             13.51%            5.50%
Core capital as a percent
      of risk-based assets      23.04%             22.88%             N/A
Total capital as a percent
     of risk-based assets       24.02%             23.89%            8.00%

Liquidity as it relates to the subsidiary bank is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Bank's principal sources of funds are deposits, scheduled amortization and pre-payment of loan principal, maturities of investment securities, income from opera-tions, and short-term borrowings. Additional sources include purchasing fed funds, sale of loans, borrowing from both the Federal Reserve Bank and Federal Home Loan Bank and capital loans. Under present law, accumulated earnings could be paid as dividends without incurring a tax liability, which also provides additional liquidity, by its investment subsidiary, Nevahawk Investment, Inc.

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

Off -Balance sheet items consist of credit card lines of credit, mortgage com-mitments, letters of credit and other commitments totaling approximately $8,082,760 as of September 30, 1996. This compares to $7,935,000 at December 31, 1995. The bank has historically funded the off-balance sheet commitments with its primary sources of funds, and management anticipates that this will continue.

                                                  PART II

                                               OTHER INFORMATION


ITEM 6.    A)  EXHIBITS

               See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

ITEM 6.     B)  REPORTS ON FORM 8-K

               There were no reports on Form 8-K filed during the third quar-ter of 1996.

                                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Blackhawk Bancorp, Inc.
                                                   (Registrant)



Date: November 14, 1996                       /s/ Dennis M. Conerton
                                       ------------------------------------
                                                   President and
                                             Chief Executive Officer



Date: November 14, 1996
                                                /s/ Jesse L. Calkins
                                       -------------------------------------
                                                 Senior Vice President
                                                  (Chief Financial and
                                                   Accounting Officer)

                                   BLACKHAWK BANCORP, INC.

                                           INDEX TO EXHIBITS

                                       Incorporated           Filed
Exhibit                                Herein By              Here-     Page
Number    Description                  Reference To:          with       No.
--------------------------             ------------------------------------------
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

 4.2    By-laws of Regis-              Exhibit 3.2 to
        trant as amended               Amendment No. 1 to
                                       Registrant's
                                       Registration
                                       Statement on Form
                                       S-1 (Reg. No.
                                       33-32351)

 4.3   Plan of Conversion              Exhibit 1.2 to
       Beloit Savings                  Amendment No. 1 to
       Bank as amended                 Registrant's
                                       Registration
                                       Statement on Form
                                       S-1 (Reg. No.
                                       33-32351)
27.0  Financial Data Schedule                                  X         21