Form 10KSB
period 1996-12-31
BLACKHAWK BANCORP INC
filed 1997-03-31
CIK 857853

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934                  [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18599

                            BLACKHAWK BANCORP, INC.
             WISCONSIN                                  39-1659424
       (State of Incorporation)                     (IRS Employer ID No.)

                   400 Broad Street,  Beloit, Wisconsin 53511
                        Telephone Number (608) 364-8911

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $ .01 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X    No ___.

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

     Revenue for the year ended December 31, 1996 was $12,328,645.

  As of March 19, 1997, 2,291,264 shares of common stock were outstanding and the aggregate market value (based on the bid price at March 19, 1997) of the shares held by non-affiliates (excludes shares reported or beneficially owned by directors and officers - does not constitute an admission to affiliate status) was approximately $19,882,766.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated herein by reference in the respective parts hereof indicated:
  1.  Proxy Statement and Annual Meeting of Stockholders, on May 14,
      1997, dated April 2, 1997.

Index of Exhibits on Page 59.            Page  1 of 67

                            BLACKHAWK BANCORP, INC.

                        FORM 10-KSB - TABLE OF CONTENTS




PART I                                                                  PAGE

Item  1   Business....................................                    3

Item  2   Properties..................................                    9

Item  3   Legal Proceedings...........................                    9

Item  4   Submission of Matters To a Vote of
            Security Holders..........................                   10

PART II

Item  5   Market for the Registrant's Common Stock and
            Related Stockholder Matters...............                   10

Item  6   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations................................                   10

Item  7   Financial Statements and Supplemental Data..                   16

Item  8   Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure................................                   57

PART III

Item  9   Directors and Executive Officers of the
            Registrant................................                   57

Item 10   Executive Compensation......................                   57

Item 11   Security Ownership Of Certain Beneficial
            Owners and Management.....................                   57

Item 12   Certain Relationships and Related
            Transactions..............................                   57

PART IV

Item 13    Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K......................                   57

Signatures............................................                   58

                                     PART I

ITEM 1 BUSINESS

GENERAL. Blackhawk Bancorp, Inc., (the "Company"), was incorporated under the laws of the state of Wisconsin in November 1989 for the purpose of acquiring and holding all of the capital stock of Blackhawk State Bank (the "Bank"), issued in connection with the Bank's conversion from a mutual savings bank, operating under the name of Beloit Savings Bank, to a capital stock state commercial bank (the "Conversion"). In the Conversion, the Company offered and sold 747,500 shares of its common stock to the public, and used a portion of the net proceeds to purchase all of the stock of the Bank. Prior to the completion of the initial public offering of its capital stock, the Company did not own any material assets or transact any material business. On June 15, 1995, the Company effected a 3 for 2 stock split in the form of a 50% stock dividend in which each shareholder received an additional share for every two shares owned. As of December 31, 1995, the Bank was the only subsidiary of the Company. The executive offices of the Company are located at 400 Broad Street, Beloit, Wisconsin.

Blackhawk State Bank is a Wisconsin - chartered commercial bank, which resulted from the Conversion. The Conversion was completed on May 16, 1990. The Bank's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation, ("FDIC"), as were the deposits of its predecessor.

In November 1996, the Company entered into an agreement to purchase all of the outstanding shares of Rochelle Bancorp, Inc.("Rochelle"), Rochelle, Illinois. Rochelle does business through Rochelle Savings Bank which has two branch locations, one in Rochelle and the other in Oregon, Illinois. The transaction is expected to be completed in April 1997. In conjunction with this purchase, the Company is also purchasing the remaining outstanding shares of Midland Acceptance Corporation ("MAC"), the related financing affiliate of Rochelle Savings Bank.

Through the Bank, the Company conducts business out of four locations. The main office is located at 400 Broad Street, Beloit, Wisconsin. The three branch locations are as follows: West Side at 1795 Madison Road, Beloit, Wisconsin; East Side at 2200 Cranston Road, Beloit, Wisconsin; and the South Branch in Cub Foods at 20 Park Avenue, Beloit, Wisconsin. The Bank recently received the required regulatory approval to open it's fifth location, in the newly constructed Wal-Mart Superstore. This branch is expected to be opened in July 1997, in conjunction with the opening of the Superstore. The Bank has one subsidiary, discussed below under "Investment Activities", located at Suite 1100, 300 South Fourth Street, Las Vegas, Nevada. The Bank's principal business consists of attracting deposits from the general public and originating loans. In addition, the Bank invests in various types of securities, operates a trust department and maintains an office of Robert Thomas Securities, Inc.

The principal sources of funds for the Bank's lending activities are deposit accounts, amortization and prepayment of loans, short-term borrowings, and funds provided from operations. The Bank's principal sources of income are interest and fees on loans, interest on investments and non-interest income, consisting of fees for services, service charges and trust department fees.

LENDING ACTIVITIES. A majority of the loans in the Bank's loan portfolio are secured by residential or commercial real estate. Substantially all of the real estate securing the mortgage loans is located within thirty minutes of the Bank's main office. Management of the Bank has restructured the loan portfolio to decrease the concentration of mortgage loans and increase commercial and installment loans. The Analysis of Loan Portfolio, Table 2 of Item 7, shows the changes in the types of loans from 1994 through 1996. Commercial loans are either collateralized by assets other than real estate or are unsecured. Interest rates on commercial loans are generally tied to an index adjustable monthly and therefore more rate sensitive than mortgage loans. Consumer and installment loans are generally secured by junior liens on real estate, automobiles or boats. A substantial percentage of automobile and boat loans in the Bank's portfolio were purchased from area dealers. The Bank also offers credit cards and home equity lines of credit.

INVESTMENT ACTIVITIES. On July 30, 1991, Blackhawk State Bank transferred approximately $21.5 million worth of its investment securities to Nevahawk Investment, Inc. ("Nevahawk"), the Bank's wholly-owned subsidiary located in Las Vegas, Nevada, in exchange for all 100 shares of the issued and outstanding stock of Nevahawk. Currently, the portfolio under management by Nevahawk is approximately $24.0 million. The investment policy under which Nevahawk operates normally limits investments to: 1) U.S. Treasury and government agency securities with maturities of 5 years or less; 2) mortgage-backed securities, limited to no more than 30% of the investment portfolio, with an average life of 5 1/2 years or less; 3) municipal securities rated "A" or better, unless they are tax-anticipation notes issued by Wisconsin issuers whose long-term debt is rated at least "A" or if unrated, are judged by management to possess investment characteristics comparable to "A" rated debt securities; and 4) corporate bonds and notes rated "A" or better with a maturity of 4 years or less.

The balance of the Bank's portfolio, approximately $9.3 million, is managed at its main office in Beloit, Wisconsin. The Bank may purchase the same types of securities under the same general restrictions as are noted above with respect to Nevahawk's activities. In addition, commercial paper, bankers acceptances and bank certificates of deposit are authorized investments to provide additional liquidity in the investment portfolio.

The Company also maintains an investment portfolio that consists of securities similar to those authorized for the Bank and Nevahawk. At December 31, 1996 securities held by the Company totaled approximately $2.3 million.

Security investments made by the Bank to a single entity are limited to 20% of its capital and surplus. This limitation does not apply to investments in obligations of the United States Treasury, Federal Land Banks, Federal Home Loan Banks, Federal Farm Credit Banks, Federal National Mortgage Association, Export-Import Bank of Washington or obligations fully and unconditionally guaranteed by the United States. It is the Company's, Bank's and Nevahawk's intention to hold securities until maturity and are classified as such for IRS purposes. The Financial Accounting Standards Board ("FASB") Statement 115 was adopted in 1994. Generally, the securities held by the Bank are classified as available-for-sale whereas the securities held by the Company and Nevahawk are classified as held-to-maturity.

DEPOSIT ACTIVITIES. Deposits are divided between interest bearing and non-interest bearing. Non-interest bearing deposits consist of checking accounts of individuals and non-personal entities. The interest-bearing deposits include savings accounts , money market deposit accounts, certificates of deposit, individual retirement accounts, NOW accounts and check club accounts. The Bank has few depositors with account balances in excess of $100,000, and has no brokered deposits. The Bank attracts deposits by offering competitive interest rates for interest-bearing accounts and services on a competitive basis for non-interest bearing accounts.

TRUST SERVICES. Through a separate department the Bank provides personal trust services, including acting as trustee for living and testamentary trusts, and as an agent, custodian, guardian, conservator, personal representative or administrator for individuals or their estates. Trust offices are maintained at the 400 Broad Street location.

OTHER SERVICES. Other banking services provided by the Bank include safe deposit boxes at all locations except for the South Branch, purchasing and selling government and agency securities as agent for customers, and participation in the TYME automated teller network. The Bank also provides full-service brokerage services through Robert Thomas Securities, Inc.

COMPETITION. Banks experience intense competition in both attracting and retaining deposits and in making loans. The Bank's direct competition for deposits has come from other commercial banks, savings and loan associations, credit unions, mutual funds and stock brokerage firms. There are four commercial banks, two savings and loans, six credit unions, and three brokerage firms with local offices in the Greater Beloit area. In addition to offering competitive types of accounts and interest rates, the principal methods used by the Bank to attract deposits included the offering of a variety of services, convenient business hours, and branch locations.

The Wisconsin legislature enacted legislation, effective January 1, 1987, that allows banks in Wisconsin to be acquired by financial institutions headquartered in another state if that other state allows acquisitions by Wisconsin financial institutions. No institution in Beloit has been purchased by an out-of-state institution to date. The completion of the merger between Valley Bancorporation and Marshall & Ilsley Corporation has resulted in some consolidation of banking services in Rock County, Wisconsin, including the closing of two offices in Beloit.

Competition in making real estate loans comes principally from savings and loan associations, mortgage companies and other commercial banks. Consumer loans provided by credit unions, finance companies and other commercial banks provide the competition in this area. Other commercial banks are the major competition for commercial loans.

EMPLOYMENT. As of December 31, 1996, the Company and the Bank had 75 employees, of which 46 were employed on a full time basis. The fringe benefits generally provided to qualified employees include health insurance, long-term disability insurance, a flexible compensation plan (cafeteria plan), a defined non- contributory pension plan and an employee stock ownership plan.
Management considers its relations with employees to be excellent.

SUPERVISION AND REGULATION. The Company and the Bank are extensively regulated under federal and state law. Any descriptions of statutory and regulatory provisions contained in the following discussion are qualified in their entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulations may have a material effect on the Company.

THE COMPANY. On March 27, 1990, the Company received approval from the Federal Reserve Board (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), to become a registered bank holding company by acquiring all of the capital stock of the Bank in the Conversion. As a result, since consummation of the Conversion on May 16, 1990, the Company's activities have been subject to limitations imposed under the BHC Act. Transactions between the Bank and the Company and the Bank's affiliate are also subject to certain restrictions. As a registered bank holding company, the Company is required to file an annual report and such other information as the FRB may require and is also subject to examination by the FRB.

FRB approval must be obtained before a bank holding company acquires all or substantially all of the assets of a bank or savings association or merges or consolidates with another bank holding company or savings and loan holding company. Wisconsin has also adopted legislation which allows bank holding companies from states that have adopted reciprocal legislation (the "Reciprocal States") to acquire banks in Wisconsin, and allows Wisconsin bank holding companies to acquire banks in the Reciprocal States. The Reciprocal States presently include Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, and Ohio.

Under the BHC Act, bank holding companies are prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company. A bank holding company may, however, own shares of a company, the activities of which the FRB has determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto; the holding company itself also can engage in such activities. With the acquisition of Rochelle, the Company will also acquire the outstanding stock of MAC, which is a finance company, and as such is an activity closely related to banking activities. The Company does not have any other current plans to seek approval to acquire any of these bank related activities. However, it may determine to do so in the future.

The FRB has adopted capital guidelines as to both minimum levels of core capital and risk-based capital. The minimum core capital requirement ranges from 3% to 5% of total assets depending upon the regulator's determination of the holding company's strength. The guidelines assign risk weightings to assets and off-balance sheet items, and have minimum risk-based capital ratios. All bank holding companies are required to have total consolidated capital of 8% of risk-weighted assets. Core capital consists principally of stockholders' equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. The following table reflects various regulatory measures of capital as of December 31, 1996.

                                           AT DECEMBER 31, 1996
                                           --------------------

                                                        REGULATORY
                                             RATIO     REQUIREMENTS
                                             -----     ------------

Equity as a percent of assets                14.54%        N/A
Core capital as a percent of assets          14.37%        N/A
Core capital as a percent of
  risk-based assets                          22.77%        4.00%
Total capital as a percent of
  risk-based assets                          23.47%        8.00%
Leverage Ratio                               15.08%        3.00%

The Company's core and risk-based capital ratios, as shown in the table are well above the minimum levels.

Under Wisconsin law, a bank holding company is deemed to be engaged in the banking business and is subject to supervision and examination by the Wisconsin Department of Financial Institutions (the "Commissioner"). The Commissioner is also empowered to issue orders to a bank holding company to remedy any condition or policy which, in the opinion of the Commissioner, endangers the safety of deposits of any subsidiary state bank or trust company. In the event of non-compliance with such an order, the Commissioner has the power to direct the operations of the state bank or trust company and to restrict dividends paid to the bank holding company.

THE BANK. Wisconsin-chartered banks, including the Bank, are regulated and supervised by the Wisconsin Department of Financial Institutions. Each Wisconsin-chartered bank is required to be examined at least once each year by either the Commissioner or its primary federal regulator. The approval of the Commissioner is required to establish or close branches, merge with other banks and undertake many other activities.

Any Wisconsin bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for noncompliance. The Commissioner may, under certain circumstances, suspend or remove directors, officers or employees who have violated the law, conducted the bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests or been negligent in the performance of their duties.

Wisconsin state banks are authorized to accept deposits (including demand, savings and time deposits and certificates of deposit). Banks may make a wide variety of loans (including mortgage loans, loans to corporations and other commercial loans and other personal consumer loans). Other federal and state regulations with respect to banks include required reserves, limitations as to the nature and amount, by type and borrower, of lending, regulatory approval of mergers and consolidations, issuance and retirement by a bank of its own securities, and other aspects of banking operations.

Under Wisconsin law, the Commissioner has the authority, by rule or order, to grant Wisconsin state banks the power to conduct any financial service which is being offered by any other financial-related institution; under those provisions, the Commissioner has approved banks engaging in general insurance agency services and securities brokerage services. Each of the above services is not a permitted activity of bank holding companies or bank holding company subsidiaries. The FRB has generally not asserted jurisdiction over the powers of state-chartered bank subsidiaries of bank holding companies.

PAYMENT OF DIVIDENDS. A Wisconsin bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock and surplus account (as defined under Wisconsin law). If, on the date of declaration of a dividend on common stock, the ratio of capital stock and surplus to total deposits is less than 10%, there must be a transfer from net profits to the surplus account before the dividend may be paid. Based on the Bank's strong financial position, its entire earnings each year could be paid out as dividends.

Nevahawk can pay dividends to the Bank from retained earnings without any tax consequences. There are no plans, at the present, for Nevahawk to pay dividends in 1997. This status will be reviewed by Nevahawk at its regular board meetings.

FEDERAL DEPOSIT INSURANCE CORPORATION. Since July 17, 1934, the Bank's deposit accounts have been insured by the FDIC and since The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") by the Bank Insurance Fund (the "BIF") of the FDIC. FDIC insurance, at the present time, generally insures up to a maximum of $100,000 per insured depositor. The FDIC imposes an annual assessment on deposits. Effective January 1, 1993, premiums are assessed on the basis of a risk rating assigned by the FDIC. Since that time the Bank's premium has been at the lowest available rate. Beginning in 1997, financial institutions insured by the BIF are required to contribute to the FICO bond refinancing. As a result, the Bank will pay an assessment of 1.3% per hundred dollars of deposits. This is expected to occur through the year 2003.

The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to any merger or consolidation, or the establishment or relocation of any branch office. This supervision and regulation is intended primarily for the protection of depositors.

As an FDIC-insured bank, the Bank is subject to certain FDIC requirements designed to maintain the safety and soundness of individual banks and the banking system. The FDIC, based upon appraisals during examinations, may revalue assets of an insured institution and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. In addition, the FDIC has adopted regulations regarding capital adequacy requirements similar to those of the FRB.

RECENT LEGISLATION. On September 23, 1994, the "Riegle Community Development and Regulatory Improvement Act of 1994" (the "Riegle Act") was signed into law. The provisions of Title III of the Riegle Act are intended to reduce the paperwork and regulatory burdens of federally-insured financial institutions and their holding companies. These provisions require the federal banking regulators, among other things: (i) to consider the burdens and benefits to depository institutions and their customers of proposed regulatory and administrative requirements; (ii) within two years of the enactment of the Riegle Act, to eliminate from their regulations and written supervisory policies regulatory inconsistencies, outmoded or duplicative requirements and unwarranted constraints on credit availability and to adopt uniform requirements to implement common statutory schemes or regulatory concerns;
(iii) to create a unified examination process for financial institutions subject to the jurisdiction of more than one regulatory; (iv) within six months of enactment of the Riegle Act, to establish an internal regulatory appeals process by which regulated institutions may obtain review of agency determinations relating to such matters as examination ratings, adequacy of loan loss reserves and significant loan classifications; (v) to streamline the quarterly call report format; and (vi) in considering revisions to risk-based capital requirements, to ensure that the standards take into account the size, activities and reporting burdens of institutions. The Riegle Act also gives the federal banking agencies greater flexibility with respect to the implementation and enforcement of certain provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), including the FDICIA provisions regarding safety and soundness standards, examination frequency and independent audit requirements.

        Other provisions, effective September 29, 1995, of the Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions. Effective June 1, 1997, the Riegle-Neal Act also allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Over time the provisions of the Riegle-Neal Act may increase competition in the market served by the Company and the Bank.

Under FDICIA, as implemented by final regulations adopted by the FDIC. FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. FDICIA, as implemented by FDIC regulations, also prohibits FDIC-insured banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank of its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with the FDICIA. These restrictions are not currently expected to have a material impact on the operations of the Bank.


FDICIA also requires that the capital standards prescribed by each federal banking agency include a leverage limit and a risk-based capital requirement. Other capital standards may be imposed by regulation. FDICIA regulations specify for each capital level the levels at which a depository institution is well capitalized, adequately capitalized, undercapitalized and significantly undercapitalized. Under the regulations so issued, a well capitalized bank will have a total risk-based capital ratio of 10.0% or greater. A significantly undercapitalized bank will have a total risk-based capital ratio of less than 6.0%. At December 31, 1996, the Bank's risk-based capital ratio was 22.8%.


OTHER ASPECTS OF FEDERAL AND STATE LAW. The Bank is also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency reporting, insider and affiliated party transactions, management interlocks, community reinvestment, truth-in-lending, electronic funds transfers, truth-in-savings and equal credit opportunity.

Proposals for new legislation or rule making affecting the financial services industry are continuously being advanced and considered at both the national and state levels. Proposals are primarily focused upon restructuring and strengthening regulation and supervision to reduce the risks to which assets of banks and savings institutions are exposed.

Although further changes in the regulatory framework may be enacted, specific provisions and their ultimate effect upon the business of the Bank and the Company cannot be reliably predicted.

GOVERNMENTAL MONETARY POLICIES AND ECONOMIC CONDITIONS. The earnings of the Bank and the Company are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. In particular, the FRB influences general economic conditions and interest rates through the regulation of money and credit conditions. It does so primarily through open-market operations in U.S. Government Securities, varying the discount rate on member and nonmember bank borrowings, and setting reserve requirements against bank deposits. FRB monetary policies have had a significant effect on the operating results of banks in the past and are likely to continue to do so in the future. The general effect, if any, of such policies upon the future business and earnings of the subsidiary bank cannot be accurately predicted. In addition, losses sustained by the federal insurance funds and regulatory costs incurred in connection with failed or failing insured depository institutions continue to be assessed to those within the industry. As such, future earnings will be adversely affected by regulations enacted to cover these losses and costs. Past increases in FDIC insurance premiums are an example of this.

EXECUTIVE OFFICERS



      NAME AND AGE                 PRINCIPAL OCCUPATION
     --------------               ----------------------

     Dennis M. Conerton, 46       President and Chief Executive
                                  Officer of the Company and
                                  of the Bank.  Prior thereto,
                                  Vice President-Controller,
                                  Regal-Beloit Corporation.

     James P. Kelley,  53         Executive Vice President and
                                  Secretary of the Company
                                  and Executive Vice President
                                  of the Bank and the Bank's
                                  predecessor, Beloit Savings
                                  Bank.

     Jesse L. Calkins, 56         Senior Vice President,
                                  Treasurer and Chief Financial
                                  Officer of the Company and
                                  Senior Vice President of the Bank,
                                  and the Bank's predecessor, Beloit Savings
                                  Bank.

     Richard J. Rusch, 52         Vice President Commercial
                                  Lending of the Bank since August 1990.
                                  Prior thereto, Vice President Commercial
                                  Loans, M & I Bank of Beloit.

ITEM 2 PROPERTIES

The principal office and main location of Blackhawk Bancorp, Inc. and Blackhawk State Bank respectively is located at 400 Broad Street, Beloit, Wisconsin. The Bank also has three branch locations located in Beloit, Wisconsin. Blackhawk State Bank owns and fully occupies three locations. The fourth location, South Branch, is under a lease expiring 11-3-2014. All three owned locations have drive-up banking facilities. Depositors at the main and Cub Foods locations have access to an Automated Teller Machine connected to the TYME system. The main location has undergone a major remodeling project and addition, that was completed in April 1995. This project added approximately 6,000 square feet to this location. All properties are adequately insured against loss.

Following is a listing, with addresses, of bank locations:

        Location                          Address
       ----------                       ----------
Main Branch                     400 Broad St.,     Beloit, Wisconsin
Eastside Branch                 2200 Cranston Rd., Beloit, Wisconsin
Westside Branch                 1795 Madison Rd.,  Beloit, Wisconsin
South Branch(Cub Foods)         20 Park Avenue,    Beloit, Wisconsin
Nevahawk Investment, Inc.       Suite 1100,
                                300 S. Fourth St., Las Vegas, Nevada

ITEM 3 LEGAL PROCEEDINGS

To management's knowledge no material legal proceedings are contemplated or pending to which it or its affiliates are or threatened to be a party, of which any of their property would be subject, other than routine litigation incidental to its business.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDERS MATTERS

As of March 11, 1997 there were 426 Registered Stockholders.
Information in response to this item is found on page 59 of this report. A table listing the declaration of dividends is found on page 59.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides additional analysis of the financial statements presented in the Company's annual report and should be read in conjunction with this information. This discussion focuses on the significant factors which affected the Company's earnings in 1996, with comparisons to 1995 and 1994 where applicable. As of December 31, 1996, Blackhawk State Bank (the "Bank") was the only direct subsidiary of the Company and its operations contributed nearly all of the revenue and expenses for the year. The Bank's wholly owned subsidiary, Nevahawk Investment, Inc. ("Nevahawk") is an investment subsidiary located in Nevada.

Overview. As of December 31, 1996, total assets of the Company were $151.5 million decreasing 2.6% from $155.5 million as of December 31, 1995. Total income for 1996 was $1.73 million or $.73 per share, increasing 17.4% from $1.47 million or $.64 per share, in 1995, which was 57.2% greater than the $940,000 or $.41 per share, in 1994. The significant items resulting in the above-mentioned results are discussed below.

Net Interest Income.   Net interest income is the difference between interest
income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of rate are on a tax-equivalent basis, which accounts for income earned on securities that are not fully subject to federal taxes. Net interest income in 1996 was a record $6.0 million, increasing 7.8% over the 1995 level of $5.6 million which in turn was 6.3% over than the 1994 net interest income of $5.3 million. Net interest income as a percentage of average earning assets was 4.33% in 1996, 4.27% in 1995, and 4.19% in 1994.

Increases in investment income and income and fees on loans were the largest factors in the increase of net interest income in 1996. Investment income increased 11.9% and income and fees on loans increased 5.4%. Nearly all of the increase in these areas were the result of increased volumes. The average balance of investments increased by 9.6% in 1996 compared to 1995. Total loans increased 3.3% for this same period. Commercial and consumer loans continued to increase in their percentage of the total loan portfolio. Real estate loans continued to decline as a percent of the portfolio. However, real estate loans still make up over 57% of the portfolio.

The largest factor in the increase in net interest income from 1994 to 1995 was income and fees on loans. During 1995, loan income and fees increased 14.5%, due almost equally to both increased rates and volumes. Loan demand for 1995 was very strong due to easing in national interest rates along with a strong local
economy.   Outstanding commercial loans, including both variable and fixed rate, increased by 24.2%, in 1995 while the rate earned on these balances also increased. Outstanding balances for real estate loans remained static while the rates earned increased. Consumer loan rates remained static while
outstanding balances increased 17.8%.   It has been a strategy of the Company,
since its conversion to a commercial bank charter in 1990, to change the mix of its loan portfolio by increasing the volume of commercial and consumer loans.

During 1994 the Bank began to offer its own credit card product. During 1995 the Bank also began to offer a home equity line of credit. Balances in both of these accounts continue to grow in 1996 as consumers become more comfortable using these financing alternatives. With time these products will contribute a higher level of interest income.

Securities income increased 4.4%, in 1995 over 1994 levels. The increase in 1995 was due to increased rates, which were partially offset by decreased volumes in securities.

Interest paid on interest bearing liabilities increased 6.2% in 1996 compared to 1995. Approximately 84% of the increase was due to increased volume in short-term borrowings. These borrowings were in the form of repurchase agreements. The increased cost of interest bearing deposits was due to increased rates. Interest paid on interest bearing liabilities increased 20.2% in 1995 as compared to 1994. The rate increases seen in assets, as discussed above also affect liabilities. Interest paid on interest bearing deposits increased 14.8% in 1995 as compared to 1994. The largest factor was the increase in rates paid, and to a lesser extent due to increased volumes.

In order to fund loan demand and leverage its capital base, the Company has taken advances from the Federal Home Loan Bank ( "FHLB") and accepted repurchase agreements from local municipalities. As specific commercial loan funding requests come in, FHLB advances are taken to fund these loans. The repurchase agreements are on a bid basis with varying periods for rebid. Long-term loans are not funded with repurchase agreements. Also, short-term borrowings include federal funds purchased. As short-term liquidity needs arise, the Company may buy federal funds, secure advances from the FHLB, or borrow from the Federal Reserve Bank.

Noninterest income and noninterest expense. Excluding security gains, noninterest income increased by $246,000, 32.3% in 1996 compared to 1995. The areas accounting for this increase were trust fees, $34,000 or 38.7%, service fees, $101,000 or 21.6%, gain on sale of loans, $37,000 or 98.4%, credit card fees, $15,000 or 23.3% and investment center commission, $60,000.

Overall noninterest income, excluding security gains, increased $162,000 or 27.1% in 1995 as compared to 1994. Increased service charges account for approximately half of this increase and result primarily from the replacement of several of the Company's product offerings with fee based accounts. Also contributing to the additional income are a 19.6% increase in trust fees, and a
36.7% increase in credit card fees in 1995.   An investment center selling
non-FDIC insured products was opened in the Bank in 1995. Because this was in its start-up phase, it did not contribute a material amount to non-interest income.

Noninterest expense increased $185,000 or 4.6% in 1996 compared to 1995. Increases in salaries, employee benefits, data processing and other expenses were partially offset by decreases in equipment costs, FDIC insurance premiums, professional fees and advertising expenses.

Salaries increased $127,000 or 7.8% in 1996 compared to 1995. This increase was the result of additional new employees hired in 1995, normal salary increases and an increase in the officer incentive compensation related to improved financial performance. The increase in employee benefits of $79,000, 22.2%, is the primarily result of increased health insurance costs. The other major area of increase was other expenses which increased $121,000 or 20.3%. Two areas that accounted for approximately 54.0% of this increase were office supplies and postage.

A significant decrease in FDIC premiums of $125,000, was due to the elimination of premiums for banks that were most highly rated. The $33,000, 8.7%, reduction in equipment expenses was primarily the result of reduced depreciation costs.

The Bank has received the required regulatory approvals to open it's second in-store branch, which will occur in July 1997. This branch will be located in a newly constructed Wal-Mart Superstore. Non-interest expenses are expected to increase as a result of this branch opening. Noninterest expense decreased $186,000 or 4.4% in 1995 as compared to 1994. Increases in salaries and benefits, occupancy and equipment expenses, were offset by decreases in loan collection expenses, FDIC premiums and expenses related to the 1994 resignation of the Company's former President and CEO.

Salaries and benefits increased 5.9%, or $112,000 in 1995. The primary contributing factor was the full year of salaries related to the Company's supermarket branch opened in November, 1994. Also affecting the increase was the hiring of a full-time marketing officer and investment center executive, normal adjustments in base salaries for personnel and higher officer incentive compensation related to improved financial performance. These increases were partially offset by a decrease in health insurance expense as a result of changing carriers and 1994 also included costs related to the resignation of the Company's former President and CEO.

Occupancy expense increased $61,000 or 25.5% in 1995. This was mostly due to expenses related to the new addition to the Bank's main facility and to a lesser extent, the addition of a new supermarket branch, opened in November, 1994. Equipment expenses increased $86,000 or 29.1% in 1995. Again, most of this increase is attributable to the main branch and new branch additions. Also affecting the increase is the higher depreciation expense related to the new computer system installed in February, 1994.

Data processing expense decreased $92,000 or 23.6% in 1995. The computer system installed during 1994 allows more flexibility in processing and also lowered the cost of data processing services. Loan collection expense decreased in 1995 by $121,000 or 71.1%. This is mostly due to the legal expenses incurred in 1994, related to the restructuring of a large non-performing commercial loan. FDIC premiums in 1995 decreased $112,000 or 46.8%. The FDIC's tiered schedule of premiums was lowered during 1995 to $.06 per hundred dollars from $.23 per hundred dollars of deposits.

Management tracks three ratios related to noninterest income and expense: (1) Net-noninterest expense as a percentage of average assets, (2) standard efficiency ratio and (3) gross efficiency ratio. Net-noninterest expense as a percentage of average assets has improved from 2.70% in 1994 to 2.31% in 1995 to 2.15% in 1996. The standard efficiency ratio (noninterest expense divided by net operating income) improved from 73.7% to 64.3% to 60.8%. The gross efficiency ratio (noninterest expense divided by gross income) improved from 42.4% to 35.5% to 34.2%. Management expects all three of these ratios to improve in the future, although at a slower rate of improvement.

Provision for loan losses. The provision for loan losses was $145,000, $180,000, and $220,000 for 1996, 1995, and 1994, respectively. In 1996 the
Bank experienced net recoveries of $112,000 compared to net charge-offs of $65,000 and $347,000 in 1995 and 1994 respectively. The net recovery in 1996 resulted from recoveries of $221,000 off-setting charge-offs of $109,000. Most of the recovery was from a loan that was originally charged off in 1994. Excluding the large recovery, net charge-offs to average loans would have been .07% in 1996. Net charge-offs to average loans was .07% in 1995 and .40% in 1994. The allowance for loan losses as a percent of loans was 1.19% at December 31, 1996 compared to .98% and .91% in 1995 and 1994, respectively. Management feels that the allowance for loan loss provision is adequate based upon the current portfolio and market conditions. As the loan portfolio shifts and market conditions warrant, the provision will be adjusted.

Income taxes. The effective income tax rate increased to 32.9% in 1996 from 29.0% in 1995 and 26.9% in 1994. Because Nevahawk is located in Nevada, its income is not subject to state income tax. As a result, as a higher proportion of income is earned outside of Nevada, the effective rate increases.

Balance sheet analysis. Total assets as of December 31, 1996 were $151.5 million versus $155.5 million as of December 31, 1995, a decrease of 2.6%. Total average assets were $148.7 million for the year ended December 31, 1996 versus $140.6 million in 1995, an increase of 5.8%. All comparisons below are comparing 1996 to 1995, unless otherwise noted.

Loans. Gross loans increased 5.2% to $99.4 million from $94.5 million. Commercial loans experienced the most growth, $2.7 million or 13.3%, as the Bank continues to restructure its balance sheet, during 1996, to that of a more traditional commercial bank. Total real estate loans remained static.
Consumer installment loans increased $2.3 million or 13.0%. As mentioned above before the Bank began its own credit card program in 1994 and in 1995 introduced its home equity line of credit. The credit card program and the home equity line of credit have experienced solid growth considering the Bank's late entry into these markets. As of December 31, 1996, real estate loans represented 57.8% of gross loans, commercial loans were 23.2% and consumer loans were 19.7%. This compares to 60.2%, 21.5% and 18.3%, respectively, at December 31, l995. The Banks loan mix is now closer to that of the average commercial bank, which has been a goal since 1990.

Non-performing loans. Non-performing loans as a percent of total loans increased to 1.15% as of December 31, 1996 versus .61% as of December 31, 1995. The increase from 1995 to 1996 is the result of the change in loan mix discussed above. Management feels that the risks involved with these loans are manageable and monitor this area closely. It is the Bank's policy to place a loan on non-accrual once it has become 90 days delinquent. If it is determined that collection is questionable before that time, it would then be placed on non-accrual.

Securities.   Securities as a percent of average assets increased to 27.1% from
25.6%. The percentage held in the form of tax-exempt securities increased slightly in 1996, 11.9% compared to 11.5%. As the yield relationship between taxable and tax-exempt securities changes, new investments will be made in the area that best meets the objectives of the Company.

Total earning assets were 93.0% of total average assets as of December 31, 1996, as compared to 92.6% as of December 31, 1995. In total dollars, earning assets increased $8.2 million or 6.3%.

Deposits.   Total average interest bearing deposits increased .7%, to $97.0 million from $96.3 million. They decreased as a percentage of average assets to 65.2% in 1996 from 68.5% in 1995. Interest bearing demand deposits experienced a 20.0% increase to $4.9 million as compared to $4.1 million, and were 3.3% of average assets in 1996 as compared to 2.91% in 1995. The majority of this increase was in the Bank's club checking account programs. Savings accounts increased 7.7%. Time deposits decreased 3.5% or $2.3 million, and as a percent of average assets decreased to 41.7% in 1996 from 45.7% in 1995.

Total average non-interest bearing demand deposits increased 15.3% and as a percentage of average assets were 9.2% in 1996 versus 8.5% in 1995. This increase is mostly the result of increased business customers, which is also evident in the commercial loan activity. As banks continue to find it difficult to retain the more traditional type of savings customers, the focus will be building relationships with its customers and offering alternative investment products around the core checking account. The Bank's mix of deposits is still undergoing a change to that of a traditional commercial bank which began in 1990. Thus it is expected that a higher percentage of the Bank's growth will be seen in demand deposit accounts than in traditional time deposit and savings accounts.

Other borrowings. Other borrowings has experienced the most growth of any other area of interest bearing liabilities. Average borrowings increased 45.1% in 1996 after an increase of 48.1% in 1995. Average borrowings of $15.2 million in 1996 were 10.2% of average assets compared to $10.5 million and 7.4% of average assets in 1995. The Bank has used other borrowings to fund specific loan requests by taking advances at the FHLB to match the term and spread required. The Bank also utilized advances from the FHLB to meet some short-term liquidity needs and it also utilized a staggered maturity advance to fund some consumer lending in 1995. The advances taken for short-term liquidity needs and those used to fund the consumer loans have been retired as they have matured.

During 1995, the Bank entered into depository relationships with four local governmental agencies. As a result, excess funds deposited into their accounts are invested into repurchase agreements ("repos") on a daily basis. These repo balances will fluctuate during the year as tax dollars are collected and disbursed. These relationships are bid on a two-year cycle, though one of the four is on a three-year cycle. Two of the relationships that are on a two year cycle expire at the end of June 1997. The other one expires at the end of December. These accounts are expected to be rebid approximately three months prior to the expiration date. It is not possible to determine the outcome of these bids at this time.

Asset/Liability management. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities, with short and medium term maturities, mature or reprice more rapidly, or on a different basis, then its interest-earning assets. Interest rate risk occurs when there is an imbalance between the interest-earning assets and the interest-bearing liabilities at a given maturity or repricing schedule. Such imbalance is commonly referred to as interest rate gap ("gap"). A positive gap exists when there are more assets than liabilities maturing or repricing within the same time frame, and a negative gap is one in which there are more liabilities than assets maturing or repricing within the same time frame. Accordingly, in a negative gap position, the Bank's net interest income is likely to decline during periods of rising interest rates and increase during periods of declining interest rates. The opposite is true in the case of a positive gap position. The Bank's cumulative one-year gap generally has been and currently is negative.

The asset/liability committee meets regularly to monitor and determine the Bank's exposure to interest rate fluctuations. This is done by monitoring the maturity and repricings of assets and liabilities plus monitoring the flow of
funds.   It is current bank policy to have the one year cumulative gap within a positive or negative 10% of assets. The current percentage is negative 11.7% which compares to a positive 4.2% as of December 31, 1995.

Liquidity. Liquidity as it relates to the Bank is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Bank's principal sources of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of securities, income from operations, and short-term borrowings. Additional sources include purchasing fed funds, sale of loans, sale of securities, borrowing from the Federal Reserve Bank and the FHLB and capital loans. Current year earnings can be paid to the Bank, from Nevahwk, to provide additional liquidity, without incurring a tax liability under present law. During 1996 Nevahawk did not pay a dividend however, a dividend of $1.0 million was paid to the Bank in 1995. A payment in 1997 is not anticipated.

Generally, the liquidity needs of the Company consist of payment of dividends to its stockholders and a limited amount of expenses. The sources of funds to provide this liquidity are income from securities, maturities of securities, cash balances and dividends from the Bank. Certain restrictions are imposed upon the Bank which could limit its ability to pay dividends if it did not have net earnings in the future. The Company maintains adequate liquidity to pay its expenses. The Company has entered into an agreement to purchase Rochelle Bancorp Inc., the parent of Rochelle Savings Bank, Rochelle, Illinois. The closing of this transaction is expected to be completed April 30, 1997. The funds needed, totalling approximately $4.2 million, to complete this transaction are expected to be generated internally by the Company and by the dividends from the Bank.

Capital. Total stockholders' equity as of December 31, 1996 increased 3.9% to $22.0 million as compared to $21.2 million as of December 31, 1995. Internal growth in the form of increased net income was the biggest factor for this increase. Also contributing to the increase to a lesser extent was the exercising of stock options by employees and an increase in the adjustment for Financial Accounting Standard 115. Equity as a percent of assets, core capital as a percent of assets, total capital as a percent of risk based assets and leverage ratio were 14.54%, 14.37%, 23.38%, and 15.02%, respectively, at December 31, 1996. The Company significantly exceeds all regulatory requirements regarding capital. The regulatory requirement for core capital as a percent of assets is 5.50% and total capital as a percent of risk based assets is 8.00%.

Impact of inflation and changing prices. Unlike most industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have more significant impact on the Bank's performance and results of operations than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the Consumer Price Index. As discussed previously under Asset/Liability Management, the Bank's interest rate gap position in conjunction with the direction of the movement in interest rates, is an important factor in the Bank's result of operation. The Bank's financial statements are prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars, without giving consideration to changes in the relative purchasing power of money over time due to inflation.

Accounting developments.  In 1995, the Financial Accounting Standards Board
(FASB) issued Statement No. 123, Accounting for Stock-Based Compensation. This statement establishes financial accounting and reporting standards for such plans including arrangements by which employees or non-employees receive shares of stock or other equity instruments or the company incurs liabilities to employees based on the price of the stock such as stock options. Under this statement, the stock or equity instruments issued must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured. As an alternative to valuing such instruments at fair value, the employer can continue to account for these under the previous method of accounting. If the previous method of accounting is chosen in lieu of the fair value method, as the company has done, the Company must disclose the effects of the fair value for equity awards granted in fiscal years beginning after December, 31,1994. There is no material effect on the financial statements in implementing this statement.

In an effort to simplify the current standards in the United States for computing earnings per share ("EPS") and make them compatible with international standards, the FASB will issue Statement 128, Earnings Per Share. Statement 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 replaces APB Opinion 15, Earning Per Share. Opinion 15 required that entities with simple capital structures present a single "earnings per common share" on the face of the income statement. Those entities with complex capital structures had to present both "primary" and "fully diluted" EPS. Primary EPS shows the amount of income attributed to each share of common stock if every common stock equivalent were converted into common stock. Fully diluted EPS considers common stock equivalents and all other securities that could be converted into common stock. Statement 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that
could share in the earnings of an entity, similar to fully diluted EPS.   The
implementation of this statement is expected to cause a slight increase in EPS for 1997.



ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           BLACKHAWK BANCORP, INC.
                               AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL REPORT

                              December 31, 1996

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARY

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                      Page

INDEPENDENT AUDITOR'S REPORT ON THE
  FINANCIAL STATEMENTS                                                  2


FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                           3

  Consolidated Statements of Income                                     4

  Consolidated Statements of Stockholders' Equity                       5

  Consolidated Statements of Cash Flows                                 6

  Notes to Consolidated Financial Statements                          7 - 22

                          INDEPENDENT AUDITOR'S REPORT





Board of Directors and Stockholders
Blackhawk Bancorp, Inc. and Subsidiary
Beloit, Wisconsin

We have audited the accompanying consolidated balance sheets of Blackhawk Bancorp, Inc. and Subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk Bancorp, Inc., and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



/s/ Lindgren, Callihan, Van Osdol & Co., Ltd.




Rockford, Illinois
February 7, 1997

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

         ASSETS                                                                            1996                  1995
                                                                                      --------------         -------------
Cash and cash equivalents                                                               $  7,966,929          $  7,589,600
Federal funds sold and other short-term investments                                        4,677,596            11,734,905
Securities (Note 2):
  Held-to-maturity                                                                        24,864,640            25,794,108
  Available-for-sale                                                                      10,701,911            11,571,581
Loans, net of allowance for loan losses of $1,185,672 in
  1996 and $928,817 in 1995 (Note 3)                                                      98,241,019            93,548,027
Bank premises and equipment, net (Note 4)                                                  3,463,491             3,732,418
Accrued interest receivable                                                                1,041,756             1,217,561
Income tax receivable (Note 7)                                                                94,638                35,812
Other assets (Note 7)                                                                        432,025               307,436
                                                                                         -----------           -----------
          Total assets                                                                  $151,484,005          $155,531,448
                                                                                         ===========           ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Non-interest bearing                                                                   $23,193,906          $ 22,513,544
  Interest bearing                                                                        95,116,941            97,203,385
                                                                                         -----------           -----------
          Total deposits                                                                 118,310,847           119,716,929
                                                                                         -----------           -----------
Borrowed funds:
  Short-term borrowings (Note 5)                                                           7,405,451             9,679,833
  Long-term borrowings (Notes 5 and 6)                                                     2,275,456             3,629,027
                                                                                         -----------           -----------
          Total borrowed funds                                                             9,680,907            13,308,860
                                                                                         -----------           -----------
   Accrued interest payable                                                                  680,226               693,364
   Other liabilities (Note 6 and 7)                                                          782,827               622,811
                                                                                         -----------           -----------
          Total liabilities                                                              129,454,807           134,341,964
                                                                                         -----------           -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Notes 8, 9, 10, 11, and 12)

STOCKHOLDERS' EQUITY (NOTE 15):
  Preferred stock, $.01 par value per share; authorized
    1,000,000 shares; issued, none                                                               -0-                   -0-
  Common stock, $.01 par value per share; authorized
    10,000,000 shares; issued and outstanding 2,285,864
    in 1996 and 2,282,615 in 1995
    (Note 12)                                                                                 22,859                22,826
  Additional paid in capital (Note 10)                                                     6,960,550             6,946,370
  Employee stock options earned (Note 6)                                                      94,764                52,165
  Retained earnings (Notes 8 and 10)                                                      15,072,129            14,210,036
  Less treasury stock, at cost                                                               (84,305)                  -0-
  Net unrealized gains (losses) on securities available-for-
    sale (Note 2)                                                                            (11,343)              37,114
                                                                                         -----------          -----------
                                                                                          22,054,654           21,268,511

  Less:  Deferred compensation related to employee stock
         ownership plan debt guarantee (Note 6)                                              (25,456)             (79,027)
                                                                                         -----------          -----------
        Total stockholders' equity                                                        22,029,198           21,189,484
                                                                                         -----------           ----------
        Total liabilities and stockholders' equity                                      $151,484,005         $155,531,448
                                                                                         ===========          ===========

See Notes to Consolidated Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                    1996                1995            1994
                                                 ----------          ----------      ----------
Interest income:
  Interest and fees on loans                      $8,777,209        $8,327,565       $ 7,270,387
  Interest on securities:
    Taxable                                        2,122,793         1,895,205         1,650,537
    Exempt from federal income taxes                 221,105           199,168           302,878
  Interest on federal funds sold and other
     short-term investments                          201,741           160,031           122,381
                                                  ----------        ----------        ----------
      Total interest income                       11,322,848        10,581,969         9,346,183
                                                  ----------        ----------        ----------
Interest expense:
  Interest on deposits                             4,578,120         4,485,677         3,907,408
  Interest on short-term borrowings                  642,894           379,219           256,640
  Interest on long-term borrowings                   173,090           214,223            59,878
                                                  ----------        ----------        ----------
      Total interest expense                       5,394,104         5,079,119         4,223,926
                                                  ----------        ----------        ----------
      Net interest income                          5,928,744         5,502,850         5,122,257

Provision for loan losses (Note 3)                   145,000           180,000           220,000
                                                   ---------         ---------        ----------
      Net interest income after provision
      for loan losses                              5,783,744         5,322,850         4,902,257
                                                   ---------         ---------        ----------

Other operating income:
   Trust department income                           121,739            87,826            73,383
   Service fees                                      568,951           467,800           412,991
   Realized gains on securities (Note 2)                 -0-            17,785               -0-
   Gain on sale of loans                              75,372            37,996            29,331
   Other income                                      239,735           166,496            82,413
                                                   ---------         ---------        ----------
       Total other operating income                1,005,797           777,903           598,118
                                                   ---------         ---------        ----------
 Other operating expenses:
   Salaries and wages                              1,767,328         1,640,139         1,430,820
   Employee benefits (Note 6)                        436,445           357,297           455,052
   Occupancy expense of bank premises
    (Note 11)                                        309,313           300,160           239,169
   Furniture and equipment                           349,928           383,072           296,712
   Data processing                                   320,109           299,447           391,707
   Federal deposit insurance premiums                  2,000           127,272           239,208
   Professional fees                                 199,373           207,417           365,522
   Advertising and marketing                         112,790           118,236           105,111
   Other operating expenses                          716,319           595,083           691,123
                                                   ---------         ---------        ----------
        Total other operating expenses             4,213,605         4,028,123         4,214,424
                                                   ---------         ---------        ----------
        Income before income taxes                 2,575,936         2,072,630         1,285,951
Provision for income taxes (Note 7)                  847,661           600,743           345,949
                                                   ---------         ---------        ----------
                     Net income                  $ 1,728,275       $ 1,471,887        $  940,002
                                                 ===========       ===========        ==========
                     Net income per share               $.73              $.64              $.41
                                                        ----              ----              ----
                     Dividends per share                $.38              $.30              $.27
                                                        ====              ====              ====

See Notes to Consolidated Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1996 AND 1994



                                                                                                 Net Unreal-
                                                                                                 ized Gains
                                                                                                (Losses) on
                                             Additional                                        Securities
                             Common            Paid in       Stock      Retained     Treasury    Available
                             Stock             Capital       Options    Earnings       Stock     for Sale     Other        Total
                             -------         ----------      -------  ------------   --------   -----------  --------   -----------

BALANCE, DECEMBER 31, 1993   $ 7,492         $6,777,046      $ 9,384   $13,089,223                           (186,170)  $19,696,975

Net income                                                                 940,002                                          940,002
Principal payments on
   ESOP loan                                                                                                   53,571        53,571
Cash dividends declared
   on common stock, $.27 per
   share                                                                  (599,830)                                        (599,830)

Adoption of FASB No. 115                                                                        $160,451                    160,451

Net change in unrealized
  gains (losses) on securities
  available-for-sale (Note 2)                                                                   (320,152)                  (320,152)

Stock split (Note 12)          7,495                                        (7,495)                                             -0-


Compensatory employee
   stock options (Note 6):

   Recognized                                                 17,978                                                         17,978
   Exercised                      19             13,966         (720)                                                        13,265
                             -------         ----------      -------   -----------               -------      --------   -----------

BALANCE, DECEMBER 31, 1994   15,006           6,791,012      26,642    13,421,900               (159,701)     (132,599)  19,962,260


                                                              Additional
                                                 Common        Paid in             Stock        Retained
                                                 Stock         Capital            Options       Earnings
                                                --------      ----------          -------      -----------
Net income                                                                                      1,471,887
Principal payments on
      ESOP loan

Cash dividends declared
      on common stock, $.30 per
      share                                                                                      (676,140)

Net change in unrealized
      gains (losses) on
      securities available-for-
      sale (Note 2)

Stock split (Note 12)                              7,593                                           (7,611)

Compensatory employee
      stock options (Note 6):

  Recognized                                                                      33,697

  Exercised                                          227          155,358         (8,174)
                                                --------       ----------         -------      -----------

BALANCE, DECEMBER 31,
      1995                                        22,826        6,946,370         52,165       14,210,036


Net income                                                                                      1,728,275

Principal payments on
      ESOP loan

Cash dividends declared
      on common stock, $.38 per
      share                                                                                      (866,182)

Purchase of stock for
      treasury, 7,578 shares at
      $11.13 per share

Net change in unrealized
      gains (losses) on
      securities available-for-
      sale (Note 2)

Compensatory employee
      stock options (Note 6):

      Recognized                                                                  42,654

      Exercised or expired                            33           14,180            (55)
                                                --------       ----------         -------     -----------

BALANCE, DECEMBER 31, 1996
                                                 $22,859       $6,960,550        $94,764      $15,072,129
                                                ========       ===========       =======      ===========


                                                                Net Unreal-
                                                                ized Gains
                                                                (Losses) on
                                                                Securities
                                                Treasury        Available
                                                 Stock          for Sale           Other              Total
                                                --------        -----------       ----------       -----------

Net income                                                                                           1,471,887

Principal payments on
      ESOP loan                                                                      53,572             53,572


Cash dividends declared
      on common stock, $.30 per
      share                                                                                           (676,140)

Net change in unrealized
      gains (losses) on
      securities available-for-
      sale (Note 2)                                                 196,815                            196,815


Stock split (Note 12)                                                                                      (18)

Compensatory employee
      stock options (Note 6):

  Recognized                                                                                            33,697

  Exercised                                                                                            247,411
                                                                -----------       ----------       -----------

BALANCE, DECEMBER 31,
      1995                                                           37,114         (79,027)        21,189,484

Net income                                                                                           1,728,275

Principal payments on
      ESOP loan                                                                      53,571             53,571


Cash dividends declared
      on common stock, $.38 per
      share                                                                                           (866,182)

Purchase of stock for
      treasury, 7,578 shares at
      $11.13 per share                           (84,305)                                              (84,305)

Net change in unrealized
      gains (losses) on
      securities available-for-
      sale (Note 2)                                                (48,457)                            (48,457)

Compensatory employee
      stock options (Note 6):

      Recognized                                                                                        42,654

      Exercised or expired                                                                              14,158
                                                --------        -----------       ----------       -----------

BALANCE, DECEMBER 31, 1996
                                                $(84,305)       $  (11,343)         $(25,456)      $22,029,198
                                                =========       ===========       ===========      ===========

                                        25

See Notes to Consolidated Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

CASH FLOWS FROM OPERATING ACTIVITIES                                        1996              1995                1994
                                                                         ----------        -----------          ----------
  Net income                                                            $  1,728,275       $  1,471,887         $   940,002
  Adjustments to reconcile net income to net cash
        provided by operating activities:
    Compensatory employee stock options recognized                            42,599             33,697              17,978
    Provision for loan losses                                                145,000            180,000             220,000
    Provision for depreciation and amortization                              333,294            348,424             261,124
    Amortization of premiums and accretion of discounts
      on investment securities, net                                          (79,542)            47,621             177,616
    Gain on sale of property and equipment                                    (2,655)               -0-                 -0-
    Realized gains on securities                                                 -0-            (17,785)                -0-
    Gain on sale of loans                                                    (75,372)           (37,996)            (29,331)
    Loans originated for sale                                             (5,329,228)        (3,232,399)         (1,925,082)
    Proceeds from sale of loans                                            5,164,200          3,270,395           1,954,413
    Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable                   175,805            (84,251)           (102,056)
        (Increase) decrease in other assets                                 (183,415)           184,735            (105,651)
        Increase in accrued interest and other liabilities                   178,910             26,669              78,870
                                                                        ------------       ------------         -----------
            Net cash provided by operating activities                      2,097,871          2,190,997           1,487,883
                                                                        ------------       ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                                11,600                -0-                 -0-
  Proceeds from sale of securities available-for-sale                            -0-          2,027,813                 -0-
  Proceeds from maturity of securities held-for-maturity                  11,814,812          6,800,362           8,222,764
  Proceeds from maturity of securities available-for-sale                 22,484,382          3,806,860           4,052,950
  Purchase of securities held-to-maturity                                (10,872,593)        (6,991,719)         (9,014,365)
  Purchase of securities available-for-sale                              (21,628,410)        (6,758,108)         (4,882,249)
  (Increase) decrease in federal funds sold and other
    short-term investments, net                                            7,057,309         (4,683,512)         (1,661,477)
  Loans originated, net of principal collected                            (4,597,592)        (5,013,115)         (2,680,279)
  Purchase of bank premises and equipment                                    (73,312)        (1,178,618)           (747,994)
                                                                        ------------       ------------         -----------
            Net cash provided by (used in) investing activities            4,196,196        (11,990,037)         (6,710,650)
                                                                        ------------       ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                     (1,406,082)         4,978,624           5,076,215
  Net increase (decrease) in short-term borrowings                        (3,574,382)         6,932,833            (272,000)
  Proceeds from long-term borrowings                                             -0-            850,000           1,400,000
  Dividends paid                                                            (866,182)          (676,140)           (599,830)
  Proceeds from issuance of common stock                                      14,213            147,393              13,265
  Purchase of common stock for treasury                                      (84,305)               -0-                 -0-
                                                                        ------------       ------------         -----------
           Net cash provided by (used in) financing activities            (5,916,738)        12,232,710           5,617,650
                                                                        ------------       ------------         -----------
           Increase in cash and cash equivalents                             377,329          2,433,670             394,883
Cash and cash equivalents:
  Beginning                                                                7,589,600          5,155,930           4,761,047
                                                                        ------------       ------------         -----------

  Ending                                                                $  7,966,929       $  7,589,600         $ 5,155,930
                                                                        ============       ============         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for:
    Interest on deposits                                                $  4,593,971       $  4,397,371         $ 3,846,582
    Income taxes                                                        $    878,315       $    710,876         $   653,175
    Interest on borrowed funds                                          $    813,272       $    567,002         $   298,320

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
  Other assets acquired in settlement of loans                          $    225,546       $    193,200         $    84,544
  Principal payments on ESOP loan                                       $     53,571       $     53,571         $    53,571
  Common stock issued to effect stock split                             $        -0-       $      7,593         $     7,495

See Notes to Consolidated Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant accounting policies:

    NATURE OF BANKING ACTIVITIES:

         The Bank provides a variety of banking services to individuals and businesses through its main facility and branches in Beloit, Wisconsin. Its primary deposit products are demand deposits, savings, and certificates of deposit and its primary lending products are commercial, real estate mortgage and installment loans.

         As of December 31, 1996 and 1995, 57% ($56,817,700) and 60%
         ($56,828,551), respectively, of the gross loan portfolio consisted of real estate loans on real estate located in Southcentral Wisconsin and Northcentral Illinois. Generally, these loans are expected to be repaid from the cash flows of the borrowers and are collateralized by the related property. Credit losses arising from real estate lending transactions compare favorably with the Bank's credit loss experience on its loan portfolio as a whole. However, adverse changes in the local economy would have a direct impact on the credit risk in the loan portfolio.

    PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated financial statements include the accounts of Blackhawk Bancorp, Inc. (Company) and its wholly-owned subsidiary, Blackhawk State Bank (Bank) and its wholly-owned subsidiary, Nevahawk Investment, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

         In 1991, the Bank established a subsidiary corporation in Nevada, Nevahawk Investment, Inc. The subsidiary is wholly-owned by the Bank and only engages in investment security management for the Bank.

    USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates
         and    assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    STATEMENTS OF CASH FLOWS:

         For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from federal funds sold and other short-term investments, with an original maturity of less than three months, loans, deposits, and short-term borrowings with an original maturity of less than three months, are reported net under general practices within the banking industry.

    SECURITIES HELD-TO-MATURITY:

         Securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    SECURITIES AVAILABLE-FOR-SALE:

         Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect.
         Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    LOANS:

         Loans are stated at unpaid principal balances, less the allowance for loan losses and net of deferred loan fees.

         Loan origination fees exceeding related costs are deferred and amortized over the contracted life of the loan as a yield adjustment.

         Mortgage loans held for sale are recorded at the lower of cost or fair market value. Gains and losses on the sale of mortgage loans are included in other non-interest income.

         The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent it is received in cash.

         The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on managements evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values (or the present value of estimated cash flows). Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

    BANK PREMISES AND EQUIPMENT:

         Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on a straight-line basis over the estimated useful life of each asset. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are reflected as expense when incurred.

    OTHER REAL ESTATE:

         Other real estate is carried in other assets at the lower of cost or fair value less estimated disposal costs. When the property is acquired through foreclosure, any excess of the related loan balance over market value is charged

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         to the allowance for loan losses. It is the Bank's policy to account for collateral that has been substantively repossessed in the same manner as collateral that has been formally repossessed. Subsequent write-downs or losses upon sale are charged to other operating expense. The Bank had no other real estate at December 31, 1996 and 1995.

    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

         The Bank enters into sales of securities under agreements to repurchase (reverse-repurchase agreements). Reverse-repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheets. The securities underlying the agreements remain in the asset accounts.

    PENSION PLAN:

         The Bank has a defined-contribution plan which covers substantially all full-time employees. Costs of the plan are based on participants' eligibility and compensation and are funded as accrued.

    TRUST ASSETS:

         Assets, other than deposits in the Bank, held in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Bank.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    INCOME TAXES:

         The Company and its Subsidiary file a consolidated federal income tax return and separate state income tax returns.

         Deferred taxes are provided on a liability method whereby deferred tax assets recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    NET INCOME PER SHARE:

         Net income per share is calculated on the basis of the weighted average number of common shares outstanding during the year and common stock equivalents arising from the assumed exercise of granted and exercisable stock options.

    ACCOUNTING DEVELOPMENTS:

         SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" SFAS 125 addresses whether the transfer of financial assets should be accounted for as a sale and removed from the balance sheet, or as a financing recognized as a borrowing. The Statement uses a "financial components" approach which focuses on control to determine whether the assets have been sold. If the entity has surrendered control over the transferred assets, the transaction is considered a sale. Control is considered surrendered only if the seller has no legal rights to the assets, even in bankruptcy; the buyer has the right to pledge or exchange the assets; and the seller does not maintain effective control over the assets through an agreement to repurchase or redeem them. SFAS 125 is effective for transactions occurring after December 31, 1996, and is to be applied prospectively, with earlier or retroactive application not permitted. The adoption of SFAS 125 is not expected to have a material impact on the Company.

NOTE 2.  SECURITIES

         Debt securities have been classified in the balance sheets according to management's intent under Held-to-maturity or Available-for-sale. The carrying amount of securities and their approximate fair values at December 31, were as follows:

    HELD-TO-MATURITY SECURITIES:

                                                                             1996
                                            -----------------------------------------------------------------
                                                            Gross                  Gross
                                             Amortized     Unrealized            Unrealized
                                               Cost          Gains                (Losses)         Fair Value
                                             ---------     -----------            ----------       -----------
U.S. Treasury securities                     $11,403,001     $135,417            $(26,855)         $11,511,563

U.S. Government agencies                       9,341,386       30,546             (46,076)           9,325,856

Obligations of states and
 political subdivisions                        3,117,794        4,098             (30,687)           3,091,205


                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         Other securities                               1,002,459        7,618                                1,010,077
                                                        ---------     --------            ---------           ---------

                                                      $24,864,640     $177,679            $(103,618)        $24,938,701
                                                      ===========     ========            =========         ===========
                                                                                   1995
                                                      ----------------------------------------------------------------
                                                                        Gross               Gross
                                                        Amortized     Unrealized          Unrealized
                                                          Cost          Gains              (Losses)         Fair Value
                                                      -----------     ----------          ----------        ----------

         U.S. Treasury securities                     $15,398,623     $288,009            $ (49,242)        $15,637,390

         U.S. Government agencies                       6,393,371       58,438               (9,105)          6,442,704

         Obligations of states and political
           subdivisions                                 3,902,114       25,759               (7,448)          3,920,425

         Other securities                                 100,000                                               100,000
                                                        ---------     --------            ---------           ---------

                                                      $25,794,108     $372,206            $ (65,795)        $26,100,519
                                                      ===========     ========            =========         ===========

NOTE 2.  SECURITIES (CONTINUED)

         AVAILABLE-FOR-SALE SECURITIES:

                                                                                   1996
                                                      ----------------------------------------------------------------
                                                                        Gross               Gross
                                                        Amortized     Unrealized          Unrealized
                                                          Cost          Gains              (Losses)         Fair Value
                                                      -----------     ----------          ----------        ----------
         U.S. Treasury securities                     $ 2,750,977     $  6,601                              $ 2,757,578

         U.S. Government agencies                       7,256,468       47,500                                7,227,378

         Other securities                                 716,286          669            $ (76,590)            716,955
                                                      -----------     --------            ---------           ---------

                                                      $10,723,731     $ 54,770            $ (76,590)        $10,701,911
                                                      ===========     ========            =========         ===========
                                                                                   1995
                                                      ----------------------------------------------------------------
                                                                        Gross               Gross
                                                        Amortized     Unrealized          Unrealized
                                                          Cost          Gains              (Losses)         Fair Value
                                                      -----------     ----------          ----------        ----------

         U.S. Treasury securities                     $ 4,752,007     $ 29,212            $  (4,422)        $ 4,776,797

         U.S. Government agencies                       5,867,047       49,484              (16,913)          5,899,618

         Obligations of states and political
            subdivisions                                  110,000        2,042                 (734)            109,266

         Other securities                                 783,858                                               785,900
                                                        ---------     --------            ---------           ---------

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



                                                      $11,512,912     $80,738             $(22,069)       $11,571,581
                                                      ===========     =======             =========       ===========

         The amortized cost and fair value of securities as of December 31, 1996, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary:


                                                                      Held-to-Maturity              Available-for-Sale
                                                            ---------------------------------------------------------------
                                                              Amortized           Fair           Amortized         Fair
                                                                Cost             Value             Cost            Value
                                                            -----------        ----------       -----------      ----------

         Due in one year or less                            $ 6,431,590        $ 6,423,753      $ 1,948,637      $ 1,952,958

         Due after one year through five years               14,086,307         14,169,676        5,556,128        5,515,775

         Due after five years through ten years                     -0-                -0-          511,950          502,188

         Mortgage-backed securities                           4,346,743          4,345,272        2,240,716        2,264,690

         Other securities                                           -0-                -0-          466,300          466,300
                                                            -----------        -----------      -----------      -----------

                                                            $24,864,640        $24,938,701      $10,723,731      $10,701,911
                                                            ===========        ===========      ===========      ===========



         The net unrealized gains (losses) on securities available-for-sale as of December 31, 1996 and 1995 were $(11,343) and $37,114, respectively, which is reflected net of deferred tax (benefits) of $(10,477) and $21,555, respectively, in stockholders' equity.

         There were $0, $17,785 and $-0- in realized gains or losses on securities for 1996, 1995 and 1994, respectively.

         Securities available-for-sale with a carrying value of $8,663,098 and $10,284,187 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. Securities held-to-maturity with a carrying value of $5,911,482 at December 31, 1996 were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE 3.  LOANS

         The composition of the loan portfolio is as follows:

                                                                             1996                    1995
                                                                          -----------             -----------
         Real estate - mortgage                                           $55,475,000             $54,818,984
         Real estate - construction                                         1,342,700               2,009,567
         Consumer                                                          19,585,915              17,324,572
         Commercial                                                        23,023,076              20,323,721
                                                                          -----------             -----------

                                                                           99,426,691              94,476,844

         Less:  Allowance for loan losses                                   1,185,672                 928,817
                                                                          -----------             -----------

             Loans, net                                                   $98,241,019             $93,548,027
                                                                          ===========             ===========

 There were $240,400 and $-0- loans held for sale at December 31, 1996 and 1995,

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         respectively.

         Nonperforming loans includes loans which have been categorized by management as impaired and non-accruing because collection of interest is not assured, non-accruing loans (not considered impaired loans) and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning nonperforming loans:

                                                                                         1996            1995
                                                                                       --------        --------
         Impaired loans                                                                 $  444,594         $133,981
         Non-accruing loans                                                                442,897          206,064
         Past due 90 days or more and still accruing                                       252,163          238,003
                                                                                        ----------         --------

            Total nonperforming loans                                                   $1,139,654         $578,048
                                                                                        ==========         ========

         The average balance of loans classified as impaired totaled approximately $601,615 and $142,000 for the years ended December 31, 1996 and 1995, respectively. The allowance for loan losses related to impaired loans amounted to approximately $180,277 and $46,160 at December 31, 1996 and 1995, respectively. Interest income on impaired loans of $51,762 and $17,029 was recognized for cash payments received in 1996 and 1995, respectively.

         The Bank has $27,027 in commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

         The effect on interest income of the non-accruing loans is as follows:

                                                                      1996             1995             1994
                                                                     -------          -------          --------
         Income recognized                                          $29,578          $12,952          $ 80,113
                                                                    =======          =======          ========
         Income that would have been recognized in
           accordance with the original loan terms                  $52,194          $22,967          $201,215
                                                                    =======          =======          ========

       A summary of transactions in the allowance for loan losses is as follows:

                                                                        1996             1995             1994
                                                                      --------         --------        ---------
         Balance at beginning of year                               $  928,817         $814,115        $ 940,905
         Provision charged to expense                                  145,000          180,000          220,000
         Loans charged off                                            (109,486)         (77,042)        (376,065)
         Recoveries                                                    221,341           11,744           29,275
                                                                     ---------          -------         --------

               Balance at end of year                               $1,185,672         $928,817        $ 814,115
                                                                     =========          =======         ========

NOTE 3.  LOANS (CONTINUED)

         Loans are made, in the normal course of business, to directors, executive officers, their immediate families and affiliated companies in which they are a principal stockholder (commonly referred to as related parties). The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and management believes they do not involve more than a normal risk of collectibility. Such direct and indirect loans are summarized as follows:

                                                                                          1996            1995
                                                                                       ----------      -----------
         Balance at beginning of year                                                  $  961,933      $ 1,850,145
         New loans                                                                      4,951,115        3,473,883
         Principal repayments                                                          (4,003,526)      (4,362,095)
                                                                                       ----------      -----------

                 Balance at end of year                                                $1,909,522      $   961,933
                                                                                       ==========      ===========

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         In addition, the Bank has loan commitments to the aforementioned related parties of $1,253,787 and $650,198 in 1996 and 1995, respectively.

NOTE 4.  BANK PREMISES AND EQUIPMENT

         A summary of bank premises and equipment is as follows:

                                                                                           1996             1995
                                                                                        ----------       ----------
         Land                                                                           $  294,364       $  294,364
         Buildings and improvements                                                      4,155,979        4,152,435
         Equipment                                                                       1,494,867        1,464,902
         Vehicles                                                                          137,903          131,996
                                                                                        ----------       ----------

                                                                                         6,083,113        6,043,697
         Less accumulated depreciation                                                   2,619,622        2,311,279
                                                                                        ----------       ----------

               Bank premises and equipment, net                                         $3,463,491       $3,732,418
                                                                                        ==========       ==========

         Depreciation charged to operating expense was $333,294, $348,424 and $261,124 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 5.  BORROWED FUNDS

         A summary of borrowed funds is as follows:
                                                                                           1996             1995
                                                                                         ---------       ----------
         Secured Advances from Federal Home Loan Bank of Chicago:
           Fixed rate of 6.48%, due 5/11/96                                             $      -0-      $ 1,000,000
           Fixed rate of 6.14%, due 6/16/96                                                    -0-          300,000
           Fixed rate of 6.19%, due 6/16/97                                                300,000          300,000
           Fixed rate of 6.74%, due 8/2/97                                                 600,000          600,000
           Fixed rate of 6.26%, due 6/16/98                                                400,000          400,000
           Fixed rate of 5.44%, due 1/10/99                                                800,000          800,000
           Fixed rate of 7.12%, due 4/17/00                                                150,000          150,000
         Securities sold under an agreement to repurchase                                7,405,451        9,679,833
                                                                                        ----------      -----------

                                                                                        $9,655,451      $13,229,833
                                                                                        ==========      ===========

         Advances from the Federal Home Loan Bank of Chicago are collateralized by substantially all one-to-four family real estate loans.

NOTE 6.  EMPLOYEE BENEFIT PLANS

         PENSION PLAN:

         The Bank has a noncontributory, defined contribution money-purchase pension plan covering substantially all of its employees. The Bank contributes, on behalf of the eligible employees, 4.2% of total annual compensation plus 4.2% of compensation in excess of $13,200.

         The total pension expense was $77,568, $74,347, and $71,244 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 6.  EMPLOYEE BENEFIT PLANS (CONTINUED)

         EXECUTIVE BONUS PLAN:

         Beginning January 1, 1991, the Company has adopted a revised incentive bonus plan for officers providing cash bonuses based upon the financial performance

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

of the Company and performance of the respective officers. Bonus compensation payable under this plan totaled $149,786 and $115,176 in 1996 and 1995, respectively.

Bonus compensation expense was $159,410, $112,417 and $20,339 for the years 1996, 1995 and 1994, respectively.

STOCK OPTION PLANS:

The Company has reserved 240,000 shares of common stock for issuance to directors and key employees under incentive stock option and purchase plans. Options are granted at prices equal to the fair market value and 90% of the
fair market value on the dates of grant for directors and key   employees,
respectively, and are exercisable in cumulative installments over a three year period. Other pertinent information related to the plans is as follows:


                                                         Weighted             Weighted             Weighted
                                                         Average              Average              Average
                                               1996       Price      1995      Price       1994     Price
                                             --------    -------   --------   -------    --------  -------
Shares under option, beginning of year       262,235     $ 6.72     196,701      $4.84    204,450      $7.21
Granted during the year                       17,300      11.20     108,350       9.40      9,450       6.83
Terminated and canceled during the year         (510)      5.85     (11,100)      5.40    (13,899)      8.77
Exercised during the year                     (3,249)      5.25     (31,716)      4.65     (3,300)      4.02
                                             -------     ------     -------      -----    -------      -----

Shares under option, end of year             275,776     $ 7.02     262,235      $6.72    196,701      $4.84
                                             =======     ======     =======      =====    =======      =====

Options exercisable, end of year             184,492     $ 5.73     113,543      $4.97    101,052      $4.20
                                             =======     ======     =======      =====    =======      =====

Available to grant, end of year              114,350                131,650                11,400
                                             =======                =======               =======

Weighted average fair value of options
  granted during the year                      $4.58                  $5.66                 $5.58
                                             =======                =======               =======



Compensation expense related to granting compensatory employee stock options totaled $42,599, $33,697 and $17,978 in 1996, 1995 and 1994, respectively.

                              Outstanding Options                                  Vested Options
                     -------------------------------------                 -------------------------------
                     Outstanding                  Weighted                                        Weighted
 Year of               Shares                     Average                  Shares                 Average
Expiration            Granted                      Price                   Vested                  Price
----------           -----------                  --------                 ------                 --------
2000                   5,250                      $ 3.33                      5,250               $3.33
2001                 29,550                       $ 3.54                     29,550               $3.54
2002                   6,300                      $ 4.33                      6,300               $4.33
2003                 102,726                      $ 5.24                    102,726               $5.24
2004                   7,350                      $ 6.83                      4,900               $6.83
2005                 107,300                      $ 9.40                     35,766               $9.39
2006                  17,300                      $11.20                       -0-                $0.00
                     -------                      ------                    -------               -----
                     275,776                      $ 7.02                    184,492               $5.73
                     =======                      ======                    =======               =====

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 6.  EMPLOYEE BENEFIT PLANS (CONTINUED)

       The Company applies APB Opinion No. 25 in accounting for its stock options. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                              1996              1995
                                            ----------       ----------

        Net income
         As reported                       $1,728,275        $1,471,887
                                           ==========        ==========

         Pro forma                         $1,644,430        $1,370,769
                                           ==========        ==========

        Net income per share
         As reported                       $      .73        $      .64
                                           ==========        ==========

        Pro forma                          $      .69        $      .61
                                           ==========        ==========

       The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                 1996              1995
                                               --------          --------

       Risk-free interest rate                  5%                7%

       Expected life                            10 years          10 years

       Expected volatility                      33%               40%

       Expected dividend yield                  3%                3%

       No options were granted in 1994 after December 15, 1994.


       EMPLOYEE STOCK OWNERSHIP PLAN:

       The Bank has an Employee Stock Ownership Plan for the benefit of employees who meet the eligibility requirements. The Plan was established in 1990. The Plan holds 112,101 shares of the Company's common stock in a trust established in the Bank. The stock was acquired by the Plan by using the proceeds from a loan obtained from a nonrelated commercial lender. The loan is collateralized by the stock which has not been allocated to individual participant accounts. In addition, the Company guarantees this obligation. Cash payments to the Plan consist of contributions and dividend payments, in amounts sufficient for it to satisfy the debt service requirements. Accordingly, the debt has been recorded in the accompanying consolidated balance sheets together with the related deferred compensation. The debt and deferred compensation are reduced as the Plan makes principal payments.

       The loan referred to above bears interest at the lender's prime rate, which was 8.25% at December 31, 1996. The loan requires principal payments of $13,393, plus interest each quarter. The future principal payments on the loan of $25,456 are due in 1997.

       Cash payments to the Plan during the years ended December 31, 1996, 1995 and 1994 consisted of the following:

                                            1996          1995         1994
                                           -------       -------      -------

             Contributions                 $33,000       $33,250      $51,000
             Dividends                      35,751        30,600       29,894
                                            ------        ------       ------

                                           $68,751       $63,850      $80,894
                                           =======       =======      =======

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         For financial statement purposes, expense for the Plan is determined based on the percentage of shares allocated to participants each period (allocations are based on principal and interest payments) times the original amount of the debt plus the interest incurred. The components of the amount charged to expense for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                             1996            1995           1994
                                                                            -------         -------        -------
             Compensation                                                   $32,545         $40,763        $50,904
             Interest                                                         5,022          10,008         11,331
                                                                             ------          ------         ------

                                                                            $37,567         $50,771        $62,235
                                                                            =======         =======        =======

NOTE 6.  EMPLOYEE BENEFIT PLANS (CONTINUED)

         In accordance with the applicable federal income tax regulations, the Bank is expected to honor the rights of certain participants to diversify their vested account balances or to liquidate their vested ownership of the stock in the event of employment termination. The purchase price of the stock is based on the market value. In addition, the deferred compensation recorded in connection with the debt incurred by the Plan has been offset against the stock.

NOTE 7.  INCOME TAXES

         Net deferred tax (assets) liabilities consist of the following components as of December 31, 1996 and 1995:

                                                                                           1996               1995
                                                                                         --------           --------
         Deferred tax liabilities:
           Property and equipment                                                        $171,571           $106,721
           Unrealized gains on securities available-for-sale                                  -0-             21,555
           Securities                                                                      41,227             16,469
                                                                                          -------            -------

                 Total deferred tax liabilities                                           212,798            144,745
                                                                                          -------            -------

         Deferred tax assets:
           Allowance for loan losses                                                      228,134            126,461
           Unrealized losses on securities available-for-sale                              10,477                -0-
           Accrued expenses                                                                25,630              9,123
           Other                                                                              -0-              2,373
                                                                                          -------            -------

                 Total deferred tax assets                                                264,241            137,957
                                                                                          -------            -------

                 Net deferred tax (assets) liabilities                                   $(51,443)          $  6,788
                                                                                         ========           ========

         No valuation allowance was necessary.


         The provision for income taxes charged to operations for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                                                                         1996              1995               1994
                                                                       --------         ---------          ---------
         Current:
           Federal                                                     $778,733          $768,641          $476,949
           State                                                         95,127            27,869              -0-
                                                                        -------          --------          --------

               Total current                                            873,860           796,510           476,949
                                                                        -------          --------          --------

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         Deferred:
           Federal                                                      (15,199)         (195,767)         (135,000)
           State                                                        (11,000)             -0-              4,000
                                                                        -------          --------          --------

               Total deferred                                           (26,199)         (195,767)         (131,000)
                                                                        -------          --------          --------

                   Total                                               $847,661          $600,743          $345,949
                                                                       ========          ========          ========

NOTE 7.  INCOME TAXES (CONTINUED)

       The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 1996, 1995 and 1994 due to the following:

                                                                         1996              1995             1994
                                                                       --------          --------         ---------
       Income taxes at federal statutory rate                          $875,818          $704,694          $437,223
       Increase (decrease) in income taxes
         resulting from:
         Tax exempt income                                              (75,175)          (67,717)          (89,308)
         State income taxes, net of federal
           income tax benefit                                            55,524            24,224            (1,818)
         Excess stock option compensation                                (7,409)          (59,062)              -0-
         Other                                                           (1,097)           (1,396)             (148)
                                                                        -------           -------           -------

                                                                       $847,661          $600,743          $345,949
                                                                       ========          ========          ========

       The Bank previously qualified under provisions of the Internal Revenue Code which permit as a deduction from taxable income an allowance for bad debts which differs from the provision for such losses charged to income. Accordingly, retained earnings at December 31, 1989 included approximately $3,377,661, representing the Bank's federal bad debt deduction in excess of actual losses for which no provision for federal income taxes had been made.

       In 1989, the Corporators and Board of Trustees of the Bank adopted a Plan of Conversion whereby the Bank was converted from a mutual savings bank to a capital stock commercial bank. The Conversion to a commercial bank resulted in a loss of the Bank's eligibility under the foregoing provisions and required the amounts previously deducted to be recaptured as income. Accordingly, a deferred tax charge of $1,075,000 was made to the financial statement income at the time of Conversion. A private letter ruling had been requested from the Internal Revenue Service to determine if and when the actual payments of the deferred tax charge must be remitted to the Internal Revenue Service. Subsequent notice was received indicating that the Internal Revenue Service expected to issue specific regulations on this issue. Regulations proposed in 1992 would permit the Bank to use a six-year recapture period consistent with
       Section 481 of the Internal Revenue Code of 1986, as amended. The Bank therefore is presently using a six-year recapture period.

NOTE 8.  DIVIDEND LIMITATIONS

       Dividend distributions by the Bank are limited by state banking regulations. Generally, the regulations provide that dividends are limited to current year net income of the Bank provided that the surplus of the Bank exceeds the capital stock. Accordingly, the Bank will only be able to pay dividends to the Company derived from income earned in 1996 unless prior consent is obtained from the Wisconsin Commissioner of Banking.

       Further, the Bank may not declare or pay a cash dividend, or repurchase any of its stock, if the effect thereof would cause the net worth of the Bank to be

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

       reduced below either the amount required for the liquidation account (as detailed in Note 10) or the net worth requirements imposed by the Commissioner and the Federal Deposit Insurance Corporation (F.D.I.C.).

NOTE 9.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

       The Bank is a party to financial instruments with off-balance-sheet risk, acquired in the normal course of business to meet the financing needs of its customers. These financial instruments include various commitments to extend credit and standby letters of credit. These instruments involve, to a varying degree, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

       The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

NOTE 9.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED)

       A summary of the amount of the Bank's exposure to credit loss for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 1996 and 1995 was as follows:

                                                                                     1996                1995
                                                                                  ----------          ----------
           Loan commitments                                                       $9,327,753          $7,733,617
           Standby letters of credit                                                 355,991             201,793
                                                                                  ----------          ----------
                                                                                  $9,683,744          $7,935,410
                                                                                  ==========          ==========

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis.
       The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties and real estate.

NOTE 10. LIQUIDATION ACCOUNT

       In May, 1990, the Bank was converted from a Wisconsin chartered mutual savings bank to a Wisconsin chartered capital stock commercial bank subsidiary of Blackhawk Bancorp, Inc. (Holding Company). Pursuant to the Plan, shares of capital stock of the Holding Company were offered at a predetermined price to eligible account holders and others as provided in the Plan.

       Subsequent to the conversion to a stock bank, a Special Liquidation Account was established by restructuring a portion of retained earnings for the purpose of granting deposit account holders prior to the Conversion a priority claim if the Bank were to liquidate in the future. In the event of such a liquidation (and only in such event), such deposit account holders who continue to maintain their deposit account shall be entitled to receive a distribution from the liquidation account after payment to creditors. The balance attributable to the Special Liquidation Account is decreased by a proportionate amount as each deposit account holder closes an account or reduces the balance in such deposit account

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

       as of any future fiscal year end. The balance of the Special Liquidation Account was $2,687,000 on December 31, 1996.

NOTE 11. LEASE COMMITMENTS

       The Bank leases branch office space in a grocery store in Beloit, Wisconsin under a lease expiring November 3, 2014. The lease can be terminated every five years, but the Bank could be liable for remodeling or removal costs to the leased office space if the lease is terminated before the 14th year of the agreement. Because of the early termination costs, management does not intend to exercise the termination prior to expiration of the lease. The total minimum rental commitment under the lease at December 31, 1996 is due as follows:

         Year ending December 31:
                   1997                                                                $ 35,500
                   1998                                                                  35,500
                   1999                                                                  38,267
                   2000                                                                  52,100
                   2001                                                                  52,100
                   2002 and later                                                       767,617
                                                                                        -------

                                                                                       $981,084
                                                                                       ========

     On October 11, 1996, the Bank entered into an agreement to lease space for a future branch office in Beloit, Wisconsin. The terms and conditions of the lease have not been formalized. Once a lease inception date is determined and terms are established, the Bank will have to pay a one-time non-refundable fee of $50,000 and the last month's rent payment. The projected opening date of the new branch is July, 1997.

NOTE 11. LEASE COMMITMENT (CONTINUED)

     Total rent expense for the years ended December 31, 1996, 1995 and 1994 was $35,500, $32,083 and $5,059, respectively.

NOTE 12. ACQUISITION

     The Board of Directors entered into an agreement in 1996 to acquire all outstanding shares of Rochelle Bancorp, Inc. (Rochelle) and its wholly-owned subsidiary Rochelle Savings Bank, Rochelle, Illinois. In addition, the agreement provides for the purchase of the remaining outstanding shares of Midland Acceptance Corp., (Midland) a 50% owned subsidiary of Rochelle Savings Bank, Rochelle, Illinois. The acquisition of the shares of Rochelle and Midland are contingent on a number of future events and regulatory approval. The agreement provides for a price of approximately $4.2 million for the shares of Rochelle and Midland. It is anticipated that the acquisition would be consummated on April 30, 1997 and that the transaction would be accounted for under the purchase method of accounting.

NOTE 13. COMMON STOCK SPLIT

     On March 31, 1994, the Company issued the 749,200 additional shares, at $.01 per share par value, necessary to effect a 2 for 1 common stock split.

     On June 15, 1995, the Company issued the 759,301 additional shares, at $.01 per share par value, necessary to effect a 3 for 2 common stock split.

     The dividends per common share and earnings per common share for the year ended December 31, 1994 has been retroactively adjusted for these splits.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. These fair value disclosures are not intended to represent the market value of the Company.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash, cash equivalents and federal funds sold: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Securities: For securities, fair value equals quoted market price, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Loans receivable: The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

     Deposits: The fair value of demand deposits and savings accounts is the amount payable at the reporting date. The fair value of fixed- maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Short-term and long-term borrowings: The carrying amounts of variable-rate borrowings and notes payable approximate their fair values. The fair value of fixed rate borrowings is estimated using rates currently available for debt with similar terms and remaining maturities.

     Off-balance sheet financial instruments: The fair value of off-balance sheet instruments was estimated based on the amount the Company would pay to terminate the contracts or agreements, using current rates and, when appropriate, the current creditworthiness of the customer.

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company s financial instruments are as follows:

                                                       December 31, 1996                    December 31, 1995
                                                    -----------------------               ----------------------
                                                    Carrying         Fair                 Carrying        Fair
                                                     Amount          Value                 Amount        Value
                                                    --------        -------               --------       -------
                                                         (in thousands)                       (in thousands)
Financial assets:
  Cash and cash equivalents                         $ 7,966         $ 7,966               $ 7,590        $ 7,590
  Federal fund sold and other
        short-term investments                        4,678           4,678                11,735         11,735


                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     Securities                                               35,567          35,641                37,366         37,672
     Loans, net of allowance for loan losses                  98,241          97,979                93,548         93,738

   Financial liabilities and other
     off-balance sheet instruments:
     Demand deposit and savings                               56,233          56,233                54,941         54,941
     Time deposits                                            62,077          62,367                64,776         65,308
     Borrowings                                                9,681           9,674                 13,309         13,341
     Loan commitments                                            -0-             -0-                   -0-            -0-
     Standby letters of credit                                   -0-             4                     -0-            3

NOTE 15. REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect the Company's and the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and the Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

NOTE 15. REGULATORY MATTERS (CONTINUED)

     The actual capital amounts and ratios are also presented in the table (in thousand's).

                                                                                        To be Well Capitalized
                                                                                             Under prompt
                                                               For Capital                   Corrective
                                              Actual            Adequacy Purposes         Action Provisions
                                        ------------------     -------------------      ---------------------
                                         Amount    Ratio        Amount      Ratio       Amount       Ratio
                                        --------   -----      ---------     -----     ---------      -----
     Company
     -------
       Total Capital (To Risk
         Weighted Assets)               $23,226   23.47%      $7,914     8.0%         $9,892      10.0%



                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

           Tier I Capital (To Risk
             Weighted Assets)               $22,040   22.27%      $3,957     4.0%         $5,935      6.0%

           Tier I Capital (To
             Average Assets)                $22,040   15.08%      $4,383     3.0%         $7,305      5.0%

         Bank
         ----

           Total Capital (To Risk
             Weighted Assets)               $19,181   19.48%      $7,874     8.0%         $9,843      10.0%

           Tier I Capital (To Risk
             Weighted Assets)               $17,995   18.28%      $3,937     4.0%         $5,906      6.0%

           Tier I Capital (To
             Average Assets)                $17,995   12.51%      $5,753     4.0%         $7,192      5.0%


NOTE 16. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

     CONDENSED PARENT COMPANY BALANCE SHEETS:

                                                                                        1996             1995
                                                                                     -----------      -----------
         ASSETS
           Cash and cash equivalents                                                 $ 1,326,460      $   864,695
           Investment in subsidiary                                                   17,984,004       17,837,577
           Investment securities held-to-maturity                                      2,197,449        2,126,095
           Due from subsidiary, net                                                      742,459          572,269
           Accrued interest receivable                                                    14,165           18,234
           Income tax receivable                                                          26,009           62,056
           Other assets                                                                   40,903              -0-
                                                                                     -----------      -----------

                 Total assets                                                        $22,331,449      $21,480,926
                                                                                     ===========      ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

           Liabilities:
             Other borrowings                                                        $    25,456      $    79,027
             Other liabilities                                                           276,795          212,415
                                                                                     -----------      -----------

                 Total liabilities                                                       302,251          291,442
                                                                                     -----------      -----------

           Stockholders' Equity:
             Preferred stock                                                                 -0-              -0-
             Common stock                                                                 22,859           22,826
             Additional paid in capital                                                7,055,314        6,998,535
             Retained earnings                                                        15,072,129       14,210,036
             Less treasury stock, at cost                                                (84,305)            -0-
             Net unrealized gains (losses) on securities available-for-sale              (11,343)         37,114

               Less:  Deferred compensation related to employee stock
                   ownership plan debt guarantee                                         (25,456)        (79,027)
                                                                                     -----------      -----------

                 Total stockholders' equity                                           22,029,198      21,189,484
                                                                                     -----------      -----------


                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                 Total liabilities and stockholders' equity                          $22,331,449     $21,480,926
                                                                                     ===========     ===========

NOTE 16.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)

        CONDENSED PARENT COMPANY STATEMENTS OF INCOME:

                                                                    1996            1995               1994
                                                                 ----------      ----------         ----------

         Income:
           Dividends from subsidiary                             $1,436,000      $1,200,000          $697,500
           Interest income                                          170,827         127,074            98,303
                                                                 ----------      ----------          --------
                 Total income                                     1,606,827       1,327,074           795,803
                                                                 ----------      ----------          --------

         Expenses:
           Professional fees                                         32,350          33,885            53,990
           Other                                                     31,001          21,990            25,938
                                                                 ----------      ----------          --------
                 Total expenses                                      63,351          55,875            79,928
                                                                 ----------      ----------          --------

         Income before income tax benefits and equity in
             undistributed net income of subsidiary               1,543,476       1,271,199           715,875
         Income tax expense (benefits)                               10,084           7,055           (11,048)
                                                                 ----------      ----------          --------

         Income before equity in undistributed net income
             of subsidiary                                        1,533,392       1,264,144           726,923

         Equity in undistributed net income of subsidiary           194,883         207,743           213,079
                                                                 ----------      ----------          --------
                 Net income                                      $1,728,275      $1,471,887          $940,002
                                                                 ==========      ==========          ========

        CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS:

                                                                    1996            1995               1994
                                                                 -----------     ----------         -----------
        CASH FLOWS FROM OPERATING ACTIVITIES

          Net income                                             $1,728,275      $1,471,887          $940,002
          Adjustments to reconcile net income to net cash
              provide by operating activities:
              Equity in undistributed net income of
                subsidiary                                         (194,883)       (207,743)         (213,079)
              (Increase) decrease in due from subsidiary           (170,190)       (572,269)          393,581
              Accretion of discounts on investment
                securities, net                                     (46,324)        (14,862)             (349)
              (Increase) decrease in accrued interest
                receivable                                            4,069           1,203            (6,771)


                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

           CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

           (Increase) decrease in income tax
             receivable                                           36,047              87,379          (120,511)
           Increase in other assets                              (40,903)                -0-               -0-
           Increase in other liabilities                          64,380              40,836            35,333
           Increase (decrease) in due to subsidiary                  -0-            (165,344)          165,344
                                                              ----------         -----------        ---------

               Net cash provided by operating activities       1,380,471             641,087         1,193,550
                                                              ----------         -----------        ---------


NOTE 16.   CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)

                                                                  1996              1995               1994
                                                               ---------         -----------         ---------
           CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of securities                           (5,334,005)         (2,510,327)         (999,222)

             Proceeds from maturity of securities              5,308,975           1,500,000           785,000
                                                              ----------         -----------         ---------

                     Net cash used in investing activities       (25,030)         (1,010,327)         (214,222)
                                                              ----------         -----------         ---------

           CASH FLOWS FROM FINANCING ACTIVITIES
             Dividends paid                                     (866,182)           (676,140)         (599,830)
             Proceeds from sale of common stock                   56,811             181,090            31,243
             Purchase of common stock for treasury               (84,305)                -0-               -0-
                                                              ----------         -----------         ---------

                     Net cash used in financing activities      (893,676)           (495,050)         (568,587)
                                                              ----------         -----------         ---------

                     Increase (decrease) in cash and cash
                        equivalents                              461,765            (864,290)          410,741

           Cash and cash equivalents:
             Beginning                                           864,695           1,728,985         1,318,244
                                                              ----------         -----------         ---------

             Ending                                           $1,326,460         $   864,695        $1,728,985
                                                              ==========         ===========        ==========


                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Guide Three Disclosures

Table 1
ANAYLSIS OF NET INTEREST INCOME-TAX EQUIVALENT BASIS
Years Ended December 31,

Average Balance            Average Rate                                       Interest Earned or Paid
 1996     1995   1994   1996  1995  1994                                     1996      1995      1994
                                          Interest Earning Assets:
 35,510  32,117  30,364 5.98% 5.90% 5.44%  Taxable investment securities     2,123     1,895     1,651
  4,862   4,163   6,463 6.66% 7.01% 6.87%  Tax-exempt investment securities    324       292       444
-----------------------------------------                                    -------------------------
 40,372  36,280  36,827 6.06% 6.03% 5.69%  Total investments                 2,447     2,187     2,095

 95,042  92,020  85,862 9.23% 9.05% 8.47%  Loans                             8,777     8,328     7,272
                                           Federal funds sold
  3,957   2,759   2,983 5.05% 5.76% 4.02%   and short term investments         200       159       120
     43      34      95 4.65% 5.88% 3.16%  Interest bearing deposits in banks    2         2         3
-----------------------------------------                                   --------------------------
139,414 131,093 125,767 8.20% 8.14% 7.55%  TOTAL EARNING ASSETS             11,426    10,676     9,490
-----------------------------------------                                   --------------------------

                                           Interest Bearing Liabilities:
  4,933   4,111   3,869 1.44% 1.53% 1.58%  Interest bearing demand deposits     71        63        61
 30,056  27,920  27,663 3.05% 2.99% 2.48%  Savings deposits                    917       836       687
 62,005  64,257  62,826 5.79% 5.58% 5.03%  Time deposits                     3,590     3,587     3,159
-----------------------------------------                                   --------------------------
 96,994  96,288  94,358 4.72% 4.66% 4.14%  Total interest bearing deposits   4,578     4,486     3,907

 12,411   7,007   6,036 5.18% 5.41% 4.26%  Short-term borrowings               643       379       257
  2,754   3,444   1,021 6.28% 6.21% 5.88%  Long-term borrowings                173       214        60
-----------------------------------------                                   --------------------------
112,159 106,739 101,415 4.81% 4.76% 4.17% TOTAL INTEREST BEARING LIABILITIES 5,394     5,079     4,224
-----------------------------------------                                   --------------------------
                        3.39% 3.39% 3.38% INTEREST RATE SPREAD
                                          NET INTEREST MARGIN/
                        4.33% 4.27% 4.19% NET INTEREST INCOME                6,032     5,597     5,266


                                1996 Compared to 1995                   1995 Compared to 1994
                                 Increase (Decrease)                     Increase (Decrease)
                                       Due to                                   Due to

                                                     Rate/                                     Rate/
                                  Rate      Volume    Volume    Net      Rate Volume    Volume    Net


Interest Earning Assets:
  Taxable                          25         200          3    228        141    95         8     244
  Tax-exempt securities           (15)         49         (2)    32          9  (158)       (3)   (152)
                                  --------------------------------------------------------------------
  Total                            11         249          0    260        150   (63)        5      92
  Loans                           170         273          6    449        499   522        36   1,056
  Federal funds sold and
   other short-term investments   (20)         69         (8)    41         52    (9)       (4)     39
  Interest bearing deposits
   in other banks                  (0)          1         (0)     0          3    (2)       (2)     (1)
                                  --------------------------------------------------------------------
TOTAL EARNING ASSETS              161         592         (3)   750        703   448        35   1,186
                                  --------------------------------------------------------------------

Interest Bearing Liabilities:
  Interest bearing
   demand deposits                 (4)         13         (1)     8         (2)    4        (0)      2
  Savings deposits                 16          64          1     81        141     6         1     149
  Time deposits                   133        (126)        (5)     3        348    72         8     428
                                  ---------------------------------------------------------------------
  Total interest
   bearing deposits               145         (49)        (4)    92        488    82         9     579

  Short-term borrowings           (16)        292        (12)   264         69    41        11     122
  Long-term borrowings              2         (43)        (0)   (41)         3   142         8     154
                                  ---------------------------------------------------------------------
TOTAL INTEREST BEARING
  LIABILITIES                     132         200        (17)   315        561   266        28     855
                                  ---------------------------------------------------------------------
NET INTEREST MARGIN                29         392         14    435        142   182         7     331
                                  ---------------------------------------------------------------------

Table 2 ANALYSIS OF LOAN PORTFOLIO


(in thousands)                              December 31,

                               1996                1995                 1994

                                 Percent of          Percent of            Percent of
                          Amount   Total     Amount    Total      Amount     Total

Real estate-mortgage      55,475   56.47%    54,819   58.60%     53,974     60.84%
Real estate-construction   1,343    1.37%     2,009    2.15%      2,360      2.66%
Consumer                  19,586   19.94%    17,325   18.52%     16,986     19.15%
Commercial                23,023   23.44%    20,324   21.73%     16,210     18.27%
Commercial paper            --      0.00%         0    0.00%      --         0.00%
                          ----------------------------------------------------------
Gross loans               99,427  101.21%    94,477  100.99%     89,530    100.92%

Unearned income             --      0.00%      --      0.00%      --         0.00%




Allowance for loan loss  (1,186)  -1.21%   (929)  -0.99%    (814)  (0.92%)
                         -----------------------------------------------------
Net loans                98,241  100.00% 93,548  100.00%  88,716   100.00%
                         =====================================================

ALLOCATION OF ALLOWANCE FOR LOAN LOSS BY CATEGORY

                               Percent         Percent           Percent
                               of Gross        of Gross         of Gross
                               Loans by        Loans by         Loans by
                            Amount Category Amount Category Amount  Category
Real estate-mortgage           540  45.53%     521  56.08%      473  58.11%
Real estate-construction         0  0.00%        0  0.00%         0   0.00%
Consumer                       173  14.59%     181  19.48%      147  18.06%
Commercial                     473  39.88%     227  24.43%      194  23.83%
Commercial paper                 0  0.00%        0  0.00%         0   0.00%
                            --------------------------------------------------
Total                        1,186 100.00%     929 100.00%      814  100.00%
                            ==================================================

SUMMARY OF LOAN LOSS EXPERIENCE

                                           December 31,
                                         1996    1995    1994
Allowance for loan losses, beginning      929     814     941
Amounts charged-off:
   Real estate-mortgage                     0       0     176
   Consumer                                98      40      19
   Commercial                              11      37     181
                                       ----------------------
     Total charge-offs                    109      77     376
                                       ----------------------
Recoveries on amounts previously charged-off:
   Real estate-mortgage                     0       0       0
   Consumer                                40      11       4
   Commercial                             181       1      25
                                       ----------------------
     Total recoveries                     221      12      29
                                       ----------------------
     Net charge-offs                     (112)     65     347
Provision charged to expense              145     180     220
                                       ----------------------
Allowance for loan losses, ending       1,186     929     814
                                       ======================
NON-PERFORMING LOANS AT PERIOD END
Impaired loans                            445     134       0
Non-accrual                               443     206     314
Past due 90 days or more
   and still accruing                     252     238     170
                                       ----------------------
   Total non-performing loans           1,140     578     484

RATIOS
Allowance for loan loss to
  period-end loans                   1.19%    0.98%   0.91%
Net charge-offs to average loans    (0.12%)   0.07%   0.40%
Recoveries to charge-offs          202.75%    8.33%   7.71%
Non-performing loans to gross loans  1.15%    0.61%   0.54%

EFFECT ON INTEREST INCOME OF NON-ACCRUAL LOANS
Income recognized                      30       13      80
Income that would have been recognized
  in accordance with the original
  loan terms                           52       23     201

Table 3
OTHER INCOME AND EXPENSE

                               Years Ended December 31,
                              1996                1995                 1994
                                 % of                % of                % of
                               Average             Average             Average
(in thousands)              Amount    Assets    Amount    Assets    Amount    Assets
Non-interest expense         4,214      2.83%    4,028      2.86%    4,214      3.15%
Non-interest income          1,006      0.68%      778      0.55%      598      0.45%
                            ---------------------------------------------------------
Net non-interest expense     3,208      2.15%    3,250      2.31%    3,616      2.70%
                            =========================================================

Table 4
Three-Year Comparison of Average Balance Sheets

                                               Years Ended December 31,
                             1996               1995                 1994
                                    Percent of        Percent of        Percent of
(in thousands)                Amount    Total   Amount       Total   Amount     Total
ASSETS:
 Federal funds sold
   and short term investments   3,957      2.66%    2,759      1.96%    2,983      2.23%
   Interest bearing deposits
    in banks                       43      0.03%       34      0.02%       95      0.07%
   Taxable investment
    securities                 35,475     23.85%   32,058     22.80%   30,364     22.67%
   Tax-exempt investment
    securities                  4,862      3.27%    4,163      2.96%    6,463      4.83%
  Loans, net of unearned
    income                     94,034     63.23%   91,141     64.83%   84,901     63.38%
                             -----------------------------------------------------------
     Total earning assets     138,371     93.04%  130,155     92.58%  124,806     93.18%

   Cash and due from banks      5,196      3.49%    5,128      3.65%    4,799      3.58%
   Bank premisis and equipment  3,463      2.33%    3,762      2.68%    2,514      1.88%

   Other non-earning assets       1,685     1.13%    1,548      1.10%    1,807      1.36%
                                --------------------------------------------------------
     Total non-earning assets    10,344     6.96%   10,438      7.42%    9,120      6.82%
                                --------------------------------------------------------
TOTAL ASSETS                    148,715   100.00%  140,593    100.00%  133,926    100.00%
                                ========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY/CAPITAL
LIABILITIES:
   Interest bearing demand        4,933     3.32%    4,111      2.92%    3,869      2.89%
   Savings accounts              30,056    20.21%   27,920     19.86%   27,663     20.66%
   Time deposits                 62,005    41.69%   64,257     45.70%   62,826     46.91%
                                --------------------------------------------------------
    Total interest bearing
     deposits                    96,994    65.23%   96,288     68.49%   94,358     70.46%

   Short-term borrowings         12,411     8.35%    7,007      4.98%    6,036      4.51%
   Long-term borrowings           2,754     1.85%    3,444      2.45%    1,021      0.76%
                                --------------------------------------------------------
    Total interest bearing
      liabilities               112,159    75.43%  106,739     75.92%  101,415     75.72%

   Non-interest bearing
    deposits                     13,725     9.23%   11,908      8.47%   10,819      8.08%
   Other liabilities                957     0.64%    1,088      0.77%    1,372      1.02%
                                --------------------------------------------------------
    Total liabilities           126,841    85.29%  119,735     85.16%  113,606     84.83%

  Stockholders' Equity/
    Capital                      21,874    14.71%   20,858     14.84%   20,320     15.17%
                                --------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS EQUITY/CAPITAL   148,715   100.00%  140,593    100.00%  133,926    100.00%

 Table 5
INVESTMENT SECURITIES

                        December 31,
                          1996      1995      1994
Held-to-Maturity
US Treasury                11,403    15,399    14,767
US Government Agency        9,341     6,393     5,477
Tax-exempt obligations      3,118     3,902     4,297
Other securities            1,003       100       100
                          ----------------------------
Total carrying  value      24,865    25,794    24,641
                          ----------------------------
Total market value         24,939    26,101    23,875

Available-for-Sale
US Treasury                      2,758        4,777         5,248
US Government Agency            7,2277        5,900         5,244
Tax-exempt obligations              0           109           206
Other securities                  717           786           745
                               ----------------------------------
Total market value             10,702        11,572        11,443
                               ----------------------------------
Total Securities               35,567        37,366        36,084
                               ----------------------------------

Table 6
MATURITY OF INVESTMENT SECURITIES
December 31, 1996

                                Within         After One but     After Five but
                                 One            Within Five        Within Ten       After Ten       No Fixed
                                 Year              Years             Years            Years         Maturity             Total
                            Amount    Yield     Amount  Yield    Amount Yield     Amount   Yield  Amount  Yield     Amount   Yield
Held-to-Maturity
US Treasury                 2,518    4.55%      8,885    6.51%      0     0.00%       0    0.00%      0   0.00%     11,403    6.08%
US Government Agency        3,446    5.26%      4,056    6.93%      0     0.00%   1,839    6.80%      0   0.00%      9,341    6.29%
Tax-exempt obligations        917    4.58%      2,201    4.46%      0     0.00%       0    0.00%      0   0.00%      3,118    4.50%
Other securities                0    0.00%          0    0.00%      0     0.00%   1,003    7.56%      0   0.00%      1,003    7.56%
                            -------------------------------------------------------------------------------------------------------
Total                       6,881    4.91%     15,142    6.32%      0     0.00%   2,842    7.07%      0   0.00%     24,865    6.02%
                            -------------------------------------------------------------------------------------------------------

Available-for-Sale
US Treasury                 1,753    6.02%      1,005    5.95%      0     0.00%       0    0.00%      0   0.00%      2,758    5.99%
US Government Agency            0    0.00%      3,961    5.41%   1,915    6.43%     851    6.53%      0   0.00%      6,727    5.84%
Tax-exempt obligations          0    0.00%          0    0.00%       0    0.00%       0    0.00%      0   0.00%          0    0.00%
Other securities              200    6.20%        551    6.75%       0    0.00%       0    0.00%    466   7.00%      1,217    6.76%
                            -------------------------------------------------------------------------------------------------------
Total                       1,953    6.04%      5,517    5.64%   1,915    6.43%     851    6.53%    466   7.00%     10,702    5.99%
                            -------------------------------------------------------------------------------------------------------
Grand Total                 8,834    5.16%     20,659    6.14%   1,915    6.43%   3,693    6.94%    466   7.00%     35,567    6.01%
                            =======================================================================================================


Table 7
MATURITY AND INTEREST SENSITIVITY OF LOANS
December 31,1996

                                                                                   Greater than
(in thousands)            Time Remaining to Maturity                                 one year
                                       After one                                Fixed      Floating
                         Due Within    but Within    After Five               Interest     Interest
                          One Year     Five Years     Years        Total        Rate         Rate
Real estate-mortgage     19,478       35,707          298           55,475    36,005        0

Real estate-construction  1,314           29        0         1,343       29        0
Consumer                  7,523       12,037       18        19,586   12,055        0
Commercial               16,362        6,041      620        23,023    6,661        0
                         -------------------------------------------------------------
 Goss Loans              44,677       53,814      936        99,427   54,750        0
                         -------------------------------------------------------------

Table 8
COMPOSITION OF DEPOSITS AND INTEREST RATES PAID

(in thousands)
                           Years Ended December 31,
                        1996                             1995                              1994
                     Average  Percent of Average  Average  Percent of Average  Average  Percent of Average
                     Balance    Total     Rate     Balance    Total     Rate    Balance    Total     Rate
Non-interest bearing
  demand deposits    13,725     12.40%     --      11,908     11.01%   --       10,819     10.29%   --
Interest bearing
   demand deposits    4,933      4.46%    1.44%     4,111      3.80%  1.53%      3,869      3.68%  1.58%
Savings deposits     30,056     27.15%    3.05%    27,920     25.81%  2.99%     27,663     26.30%  2.48%
Time deposits        62,005     56.00%    5.79%    64,257     59.39%  5.58%     62,826     59.73%  5.03%
                    -------------------------------------------------------------------------------------
Total               110,719    100.00%    4.72%   108,196    100.00%  4.66%    105,177    100.00%  4.14%
                    =====================================================================================
Table 9
MATURITY OF TIME DEPOSITS
December 31, 1996                       Time Remaining to Maturity
                          Due Within    Four to     Seven to      After
                         Three Months Six Months Twelve Months Twelve Months Total
Certificates of Deposit
  Less than $100,000         9,541     7,599         14,215       24,553    55,908
  More than $100,000           616     1,144          1,903        2,511     6,174
                            -------------------------------------------------------
Total                       10,157     8,743         16,118       27,064    62,082
                            =======================================================
Table 10
        Short-term Borrowings
                                              1996    1995    1994
        Balance outstanding December 31,
        Repurchase agreements                7,405   9,680   4,047
        Fed funds purchased                      0       0       0
                                             ----------------------
                                             7,405   9,680   4,047
                                             ----------------------
        Weighted rate December 31,
        Repurchase agreements                 5.01%   4.95%   4.73%
        Fed funds purchased                   0.00%   0.00%   0.00%
                                             ----------------------

                                              5.01%   4.95%   4.73%
                                            =======================


        Maximum month-end outstanding balance
        Repurchase agreements               17,202  11,055  10,582
        Fed funds purchased                  6,000   5,100   2,300


        Year-to-date average amount outstanding
        Repurchase agreements               11,970   6,140   5,758
        Fed funds purchased                    441     867     278
                                            ----------------------
                                            12,411   7,007   6,036
                                            ----------------------
        Year-to-date average weighted rate
        Repurchase agreements                 5.16%   5.31%   4.24%
        Fed funds purchased                   5.71%   6.11%   4.66%
                                            -----------------------
                                              5.18%   5.41%   4.26%
                                            =======================

Table 11
Interest Rate Risk Exposure

                                       Two-   Four-   Seven-   Ten-    Over
December 31, 1996              One    three    six     nine   twelve   one
(in thousands)                Month   months  months  months  months   year   Total
Federal funds sold and
 short-term investments        4,678       0       0       0       0       0   4,678
Interest bearing deposits         32       0       0       0       0       0      32
Taxable investment securities  3,215      63   2,206     748   2,151  23,407  31,790
Tax-exempt investment
 securities                        0       0     566     101     250   2,201   3,118
Loans                         17,444   4,689   6,436   6,489   9,619  54,750  99,427
                              ------------------------------------------------------
Total interest-earning assets 25,369   4,752   9,208   7,338  12,020  80,358 139,045
                              ------------------------------------------------------
Interest bearing demand
 deposits                      4,790                                           4,790
Savings deposits              28,245                                          28,245
Time deposits                  3,227   6,930   8,743   7,693   8,425  27,064  62,082
Repurchase agreements          7,405                                           7,405
Long-term borrowings              25             300     600           1,350   2,275
                              ------------------------------------------------------
Total interest-bearing
 liabilities                  43,692   6,930   9,043   8,293   8,425  28,414 104,797
                              ------------------------------------------------------
Net gap                      (18,323) (2,178)    165    (955)  3,595  51,944  34,248
Cummualtive Gap              (18,323)(20,501)(20,336)(21,291)(17,696) 34,248
% of total assets            (12.10%)(13.53%)(13.42%)(14.05%)(11.68%)  22.61%

Table 12

      Capital Ratios
                                                 1996    1995  Regulatory
                                                Ratio   Ratio  Requirement
        Equity as a percent of assets            14.54%  13.62%   N/A
        Core capital as a percent of assets      14.37%  13.51%     N/A
        Core capital as a percent of risk based  22.27%  22.88%  4.00%
        Total capital as a percent of risk base  23.47%  23.89%     8.00%
        Leverage ratio                           15.08%  14.60%   3.00%

Table 13
    Selected Financial Ratios
                                       1996    1995    1994    1993    1992
    Return on average assets           1.16%   1.05%   0.70%   1.25%   1.19%
    Return on equity                   7.85%   7.06%   4.63%   8.24%   8.36%
    Equity to assets                  14.54%  13.62%  14.10%  15.15%  14.23%
    Dividend payout ratio             49.32%  46.88%  65.57%  27.99%  29.88%
    Interest rate spread               3.39%   3.39%   3.38%   3.79%   3.56%
    Net interest margin                4.33%   4.27%   4.19%   4.58%   4.46%
    Non-interest expense to assets     2.15%   2.86%   3.15%   2.70%   2.57%
    Allowance for loan losses to
     total loans at end of period      1.19%   0.98%   0.91%   1.08%   1.25%
    Non-performing assets to total
     assets at end of period            .75%   0.40%   0.35%   0.23%   0.46%

Table 14
Quarterly Financial Information

                             1996                            1995
               Fourth  Third   Second  First   Fourth  Third Second  First
Interest income       2,867  2,849   2,839   2,768   2,748   2,706  2,608  2,520
Interest expense      1,314  1,342   1,375   1,363   1,314   1,353  1,269  1,143
                      ----------------------------------------------------------
Net interest income   1,553  1,507   1,464    1,405   1,434   1,353  1,339  1,377
Provision for loan loss  25      35     40       45      45      45     45     45
Other income            267     249    255      235     240     213    189    136
Other expense         1,070   1,060  1,040    1,044   1,070   1,004    979    979
                      -----------------------------------------------------------
Income before income
   tax                  725    661    639       551     559     517   504    489
Applicable income taxes 238    221    210       179     119     165   163    154
                      -----------------------------------------------------------
Net income             487     440    429       372     440     352   341     335
                      ===========================================================
Per share data
 Earnings             0.20    0.19    0.18    0.16    0.19    0.15    0.15    0.15
 Dividends            0.10    0.10    0.10    0.08    0.08    0.08    0.07    0.07

 Stock price ranges
   -hi               13.50   11.50   10.50   10.75   13.00   13.25   11.50   11.33
   -low              10.88   10.50   11.75   12.00   11.00   11.00    8.67    8.67
 Book value per share 9.64    9.50    9.39    9.35    9.28    9.15    9.08    8.96

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                   PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors of the registrant. The information that will appear under "Election of Directors" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 14, 1997 is incorporated herein by this reference.

(b) Executive officers of the Registrant. The information presented in Item 1 on page 11 of this report is incorporated herein by this reference.

ITEM 10 EXECUTIVE COMPENSATION

The information that will appear under "Director and Executive Compensation" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 14, 1997 is incorporated herein by this reference.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information that will appear under "Beneficial Ownership of Securities" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 14, 1997 is incorporated herein by this reference.



ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information that will appear under "Certain Transactions with Management and Others" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 14, 1997 is incorporated herein by this reference.

ITEM 13 EXHIBITS AND REPORTS FORM 8-K

(a)  Documents Filed:

     1 and 2. Financial Statements. See the following "Index to Financial Statements," which is incorporated herein by this reference.

           3. Exhibits. See "Exhibit Index" which is incorporated herein by this reference.

(b)  Reports On Form 8-K:
    There was one report on Form 8-K filed during the fourth quarter of 1996. This report relates to the Company's pending purchase of Rochelle Bancorp, Inc.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.
                                                         Blackhawk Bancorp, Inc.



                          By  /s/ James P. Kelley
                            -----------------------------------
                                  James P. Kelley
                                  Executive Vice President
                                  and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 1997.




Principal Executive Officer and Director:
  Director, President and                 /s/ Dennis M. Conerton
  Chief Executive Officer                -----------------------
                                              Dennis M. Conerton

Principal Financial Officer, Accounting
  Officer and Director:                    /s/ Jesse L. Calkins
Director, Senior Vice President,         ----------------------
  Treasurer and Chief Financial Officer        Jesse L. Calkins





Directors:


/s/ John B. Clark                         /s/ James P. Kelley
-----------------------                   ------------------------
    John B. Clark                             James P. Kelley

/s/ Dr. H. Daniel Green                   /s/ Fred Klett
-----------------------                   ------------------------
    Dr. H. Daniel Green                       Fred Klett

/s/ Charles Hart                          /s/ George Merchant
-----------------------                   ------------------------
Charles Hart                                  George Merchant

/s/ Kenneth A. Hendricks                  /s/ Roger Taylor
-----------------------                   ------------------------
Kenneth A. Hendricks                          Roger Taylor

Blackhawk Bancorp, Inc.

Index To Financial Statements And Financial Statement Schedules

The following Consolidated Financial Statements of the Blackhawk Bancorp, Inc. are located in Item 7 of this 10-KSB. 10-KSB page as indicated:

                                                       Annual
                                                   Report  Pages
                                                  ---------------
Report of Independent Public Accountants..................18
Consolidated Balance Sheets - December 31, 1996
  and 1995................................................19

Consolidated Statements of Income for the years ended
  December 31, 1996, 1995 and 1994........................20

Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 1996, 1995 and 1994.....23-24

Consolidated Statements of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994..................25

Notes to the Consolidated Financial Statements.......  26-45

                            Blackhawk Bancorp, Inc.
                                Exhibit Index To
                       1996 Annual Report on Form 10-KSB



Exhibit                                                 Incorporated Herein                              Filed           Page
Number      Description                                 By  Reference To:                               Herewith          No.
------      -----------                                 -------------------                            ----------        ----
 3.1        Amended and Restated Articles of            Exhibit 3.1 to Amendment No. 1 to
            Incorporation of Blackhawk Bancorp,         Registration Statement on Form S-1
            Inc.                                        (Reg. No. 33-32351)

 3.2        By-Laws of Blackhawk Bancorp, Inc.,         Exhibit 3.2 to Amendment No. 1 to
            as amended.                                 Registration Statement on Form S-1

 3.3        Amendments to By-Laws of Blackhawk          Exhibit 3.3 to 1994 Form 10-KSB
            Bancorp, Inc., as amended.                  dated March 29, 1995

 3.4        Amendments to By-Laws of Blackhawk          Exhibit 3.4 to 1994 Form 10-KSB
            Bancorp, Inc., as amended.                  dated March 29, 1995.

 4.1        Sections 15 and 19 of Plan of               Exhibit 1.2 to Amendment No. 1 to
            Conversion of Beloit Savings Bank,          Registration Statement on Form-1
            as amended                                  (No. 33-32351) filed on March 5, 1990.

10.12       Blackhawk State Bank Officer                Exhibit 10.12 to 1996 Form 10-KSB,                   X
            Bonus Plan, as amended                      dated March 28, 1997

10.2        Written description of Plan for Life        Proxy Statement for its Annual Meeting
            Insurance of Blackhawk State Bank           of Stockholders, on May 8, 1991, dated
                                                        April 4, 1991

10.3        Blackhawk Bancorp, Inc. Employee            Exhibit 10.3 to 1990 Form 10-K,
            Stock Ownership Plan                        dated March 31, 1990

10.31       Amendment to Blackhawk Bancorp, Inc.        Exhibit 10.31 to 1994 Form 10-KSB,
            Employee Stock Ownership Plan               dated March 29, 1995

10.4        Blackhawk Bancorp, Inc. Employee            Exhibit 10.4 to Amendment No. 1 to
            Stock Ownership Trust                       Registration Statement Form S-1
                                                        (No. 33-32351)


Exhibit                                                 Incorporated Herein                                   Filed           Page
Number      Description                                 By  Reference To:                                    Herewith         No.
------      -----------                                 -------------------                                 ----------        ----
10.5        Blackhawk Bancorp,  Inc.                    Exhibit 10.5 to Amendment No. 1 to
            Directors' Stock Option Plan                Registration Statement Form S-1
                                                        (No. 33-32351)

10.6        Blackhawk Bancorp, Inc.                      Exhibit 10.6 to
            Executive Stock Option Plan                  Registration Statement Form S-1
                                                         (No. 33-32351)

10.7    Form of Severance Payment
        Agreement entered into
        between Blackhawk State
        Bank and Messrs. Calkins,
        Kelley and Rusch

10.71   Form of Severance Payment                       Exhibit 10.8 to Amendment No. 1
        Agreement entered into                          to Registration Statement Form S-1
        between Blackhawk State Bank                    (No. 33-32351)
        and Mr. Conerton

10.8    Blackhawk Bancorp, Inc.                         Exhibit 10.8 to 1994 Form 10-KSB,
        Directors' Stock Option Plan                    dated March 29, 1995


10.9    Blackhawk Bancorp, Inc.                         Exhibit 10.9 to 1994 Form 10-KSB, dated
        Executive Stock Option Plan                     March 29, 1995


13      1996 Annual Report to Stockholders              Proxy Statement for its Annual Meeting                       x
                                                        of Stockholders on May 14, 1997, dated
                                                        April 2, 1997
21      Subsidiaries of Registrant                                                                                   x

23      Proxy Statement for its Annual Meeting          Proxy Statement for its Annual Meeting of
        of Stockholders on May 14, 1997                 Stockholders on May 14, 1997, dated
                                                        April 2, 1997

27      Financial Data Schedule                                                                                      x