Form 10QSB
period 1997-03-31
BLACKHAWK BANCORP INC
filed 1997-05-06
CIK 857853

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ----TO----

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

                YES    X                  NO
                      ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
         CLASS OF COMMON STOCK                   MARCH 31, 1997
        -----------------------              ---------------------
            $.01 PAR VALUE                    2,291,264 SHARES

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets as of
           March 31, 1997 and December 31, 1996                             3

         Consolidated Condensed Statements of Income for the
           three months ended March 31, 1997 and 1996                       4

         Consolidated Condensed Statements of Shareholders'
           Equity as of March 31, 1997 and December 31, 1996                5

         Consolidated Condensed Statements of Cash Flows for the
           three months ended March 31, 1997 and 1996                     6-7

         Notes to Consolidated Condensed Financial Statements            8-10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        11-14


                             PART II - OTHER INFORMATION

ITEM 5.  OTHER ITEMS                                                       15

ITEM 6.  A) EXHIBITS                                                       15

         B) REPORTS ON FORM 8-K                                            15

SIGNATURES                                                                 16


                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                MARCH 31,             DECEMBER 31,
          ASSETS                                                                 1997                     1996
          ------                                                             ------------             ------------
Cash and cash equivalents                                                    $  6,028,994             $  7,966,929
Federal funds sold and other short-term
  investments                                                                   3,270,057                4,677,596
Securities available for sale                                                  10,588,932               10,701,911
Securities held to maturity                                                    27,234,939               24,864,640

Total loans                                                                   101,175,060               99,426,691
Allowance for loan losses (Note 3)                                              1,208,782                1,185,672
                                                                             ------------             ------------
Net loans                                                                      99,966,278               98,241,019

Bank premises and equipment, net                                                3,404,950                3,463,491
Accrued interest receivable                                                     1,178,430                1,041,756
Other assets                                                                      469,392                  526,663
                                                                             ------------             ------------
    Total Assets                                                             $152,141,972             $151,484,005
                                                                             ============             ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

LIABILITIES:
  Deposits:
    Non-interest bearing                                                     $ 14,355,840             $ 23,193,906
    Interest bearing                                                           97,874,017               95,116,941
                                                                             ------------             ------------
          Total deposits                                                      112,229,857              118,310,847
  Borrowed Funds:
    Short-term borrowings (Note 4)                                             14,295,367                7,405,451
    Other borrowings (Note 5)                                                   2,262,063                2,275,456
  Accrued interest payable                                                        588,766                  680,226
  Other liabilities                                                               469,628                  782,827
                                                                             ------------             ------------
      Total Liabilities                                                       129,845,681              129,454,807
                                                                             ------------             ------------
SHAREHOLDERS' EQUITY:
  Preferred stock
    1,000,000 shares, $.01 par value per share
    authorized, none issued or outstanding                                          --                       --
  Common stock
    10,000,000 shares, $.01 par value
    per share authorized, 2,291,264 and
    2,285,864 shares issued and outstanding                                        22,913                   22,859
  Additional paid-in capital                                                    6,983,267                6,960,550
  Employee stock options earned                                                   102,765                   94,764
  Retained Earnings                                                            15,295,886               15,072,129
  Treasury Stock                                                                  (84,305)                 (84,305)
  FASB 115 Adjustment                                                             (12,172)                 (11,343)
                                                                             ------------             ------------
                                                                               22,308,354               22,054,654
  Less: Deferred compensation related
        to employee stock ownership
        plan debt guarantee                                                       (12,063)                 (25,456)
                                                                             ------------             ------------
      Total Shareholders' Equity                                               22,296,291               22,029,198
                                                                             ------------             ------------
    Total Liabilities and
Shareholders' Equity                                                         $152,141,972             $151,484,005
                                                                             ============             ============



See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                       1997                       1996
                                                   ------------               ------------
INTEREST INCOME:
  Interest and fees on loans                     $     2,284,735             $     2,124,459
  Interest on deposits with other banks                      276                         417
  Interest on investment securities:
      Taxable                                            521,217                     502,883
      Exempt from federal income taxes                    38,426                      51,051
    Interest on federal funds sold
      and other short-term investments                    66,276                      88,958
                                                 ---------------             ---------------
          Total Interest Income                        2,910,930                   2,767,768
                                                 ---------------             ---------------

INTEREST EXPENSE:
  Interest on deposits                                 1,138,640                   1,138,966
  Interest on short-term borrowings                      189,055                     168,001
  Interest on other borrowings                            35,715                      55,983
                                                 ---------------             ---------------
          Total Interest Expense                       1,363,410                   1,362,950
                                                 ---------------             ---------------

  Net Interest Income                                  1,547,520                   1,404,818
    Provision for loan losses (Note 3)                    30,000                      45,000
                                                 ---------------             ---------------
  Net Interest Income After
    Provision For Loan Losses                          1,517,520                   1,359,818
                                                 ---------------             ---------------

OTHER OPERATING INCOME:
  Investment securities gains (losses)                        --                          99
  Gain on sale of loans                                    8,465                      17,611
  Trust department income                                 31,500                      23,779
  Service fees                                           147,018                     123,715
  Other income                                            57,249                      69,356
                                                 ---------------             ---------------
          Total Other Operating Income                   244,232                     234,560
                                                 ---------------             ---------------

OTHER OPERATING EXPENSES:
  Salaries and employee benefits                         574,656                     526,617
  Occupancy expense of bank premises, net                 88,034                      80,116
  Furniture and equipment                                 82,081                      90,016
  Data processing                                         77,620                      80,730
  Other operating expenses                               244,753                     265,998
                                                 ---------------             ---------------
          Total Other Operating Expenses               1,067,144                   1,043,477
                                                 ---------------             ---------------

  Income Before Income Taxes                             694,608                     550,901

  Provision for income taxes                             242,482                     179,254
                                                 ---------------             ---------------

  Net Income                                     $       452,126             $       371,647
                                                 ===============             ===============
  Earnings Per Share                             $           .20             $           .16
                                                 ===============             ===============

  Fully Diluted Earnings Per Share               $           .19             $           .16
                                                 ===============             ===============

  Dividends Per Share                            $           .10             $           .08
                                                 ===============             ===============


See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                              THREE MONTHS    TWELVE MONTHS
                                                 ENDED            ENDED
                                               MARCH 31,       DECEMBER 31,
                                                 1997              1996
                                             ------------      ------------
Common Stock:
  Balance at beginning of period           $        22,859   $         22,826
  Stock split                                           --                 --
  Stock options exercised                               54                 33
                                           ---------------   ----------------
  Balance at end of period                          22,913             22,859
                                           ---------------   ----------------

Additional Paid-in Capital:
  Balance at beginning of period                 6,960,550          6,946,370
  Stock options exercised                           22,717             14,180
                                           ---------------   ---------------
  Balance at end of period                       6,983,267          6,960,550
                                           ---------------   ----------------

Employee Stock Options Earned:
  Balance at beginning of period                    94,764            52,165
  Stock options exercised                          (22,771)              (55)
  Unearned employee compensation                    30,772            42,654
                                           ---------------   ---------------
  Balance at end of period                         102,765            94,764
                                           ---------------   ---------------

Retained Earnings:
  Balance at beginning of period                15,072,129        14,210,036
  Net income                                       452,126         1,728,275
  Dividends declared on common stock              (228,369)         (866,182)
                                           ---------------   ---------------
  Balance at end of period                      15,295,886        15,072,129
                                           ---------------   ---------------

Treasury Stock, at cost:
  Balance at beginning of period                   (84,305)               --
  Purchase                                              --           (84,305)
                                           ---------------   ---------------
  Balance at end of period                         (84,305)          (84,305)
                                           ---------------   ---------------

FASB 115 Adjustment:
  Balance at beginning of period                   (11,343)           37,114
  Net adjustment during period                        (829)          (48,457)
                                           ---------------   ---------------
  Balance at end of period                         (12,172)          (11,343)
                                           ---------------   ---------------

Other:
  Balance at beginning of period                   (25,456)          (79,027)
  Principal payments on ESOP loan                   13,393            53,571
                                           ---------------   ---------------
  Balance at end of period                         (12,063)          (25,456)
                                           ---------------   ---------------

Total Shareholders' Equity                 $    22,296,291   $    22,029,198
                                           ===============   ===============


See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    1997             1996
                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   452,126       $    371,647

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Compensatory options recognized                  8,001                 --
    Provision for loan losses                       30,000             45,000
    Provision for depreciation and
      amortization                                  74,895             84,480
    Amortization of premiums accrediting
     discounts on investment securities, net       (29,741)             1,814
    (Gains) losses on investment securities             --                 99
    (Gain) on sale of loans                         (8,465)           (17,611)
    Loans originated for sale                     (351,000)        (1,323,508)
    Proceeds from sale of loans                    599,865          1,424,319
    Change in assets and liabilities:
      (Increase) decrease in accrued
         interest receivable                      (136,674)           (66,498)
      (Increase) decrease in other assets           57,271             18,592
      Increase (decrease) in accrued
        interest payable                           (91,460)          (114,738)
      Increase (decrease) in other
        liabilities                               (314,025)          (211,248)
                                               -----------       ------------
           Net cash provided by operating
             activities                            290,793            205,952
                                               -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of available-
    for-sale securities                          1,361,419          3,218,902
  Purchase of available-for-sale securities     (1,249,496)        (6,329,991)
  Proceeds from maturity of investment
    securities                                   4,192,223          1,294,166
  Purchase of investment securities             (6,531,728)        (1,660,000)
  Decrease in federal funds sold and
    other short-term investments, net            1,407,539          7,928,731
  Loans originated, net of
    principal collected                         (1,995,659)           163,195
  Purchase of bank premises and equipment          (16,354)            (7,327)
                                               -----------       ------------
    Net cash provided by (used in)
      investing activities                      (2,832,056)         4,607,676
                                               -----------       ------------




  See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH  31
                                                  1997             1996
                                              -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised                           22,771              8,454
  Net (decrease) in deposits                    (6,080,990)        (9,758,535)
  Net increase (decrease) in other
    borrowings                                   6,889,916          3,237,052
  Cash dividends paid                             (228,369)          (182,749)
                                           ---------------   ----------------
        Net cash (used in)
          financing activities                     603,328         (6,695,778)
                                           ---------------   ----------------
  Net increase (decrease) in cash and
    cash equivalents                            (1,937,935)        (1,882,150)


CASH AND CASH EQUIVALENTS:
  Beginning                                      7,966,929          7,589,600
                                           ---------------   ----------------

  Ending                                   $     6,028,994   $      5,707,450
                                           ===============   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
    Interest                               $     1,454,870   $      1,477,688
    Income taxes                           $       235,723   $         32,129

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
  ACTIVITIES:
  Other assets acquired in settlement of
    loans                                  $        26,230   $        103,845
  Principal payments on ESOP loan (Note 5) $        13,393   $         13,394





See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997

Note 1.  General:

         The accompanying consolidated condensed financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The more significant policies used by the Company in preparing and presenting its financial statements are stated in the Corporation's Form 10-KSB, with the exception of FAS 128, Earnings Per Share, which the Company adopted as of January 1, 1997

         The effect of timing differences in the recognition of revenue and expense for tax liability is not determined until the end of each fiscal year.

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of March 31, 1997 and December 31, 1996, the results of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996.

         The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Non-Performing Loans

         Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                             MARCH 31       DECEMBER 31
                                          -------------     -----------

                                         1997       1996        1995
                                       ---------  --------    --------
         Impaired loans               $494,149   $   --     $  444,594
         Non-accruing loans            217,476    308,000      442,897
         Past due 90 days or more
             and still accruing         32,705    142,000      252,163
                                      --------   --------    ---------

         Total non-performing loan    $744,330   $450,000   $1,139,654
                                      ========   ========   ==========

Note 3:  Allowance For Loan Losses

         A summary of transactions in the allowance for loan losses is as follows:

                                              THREE MONTHS ENDED
                                                   MARCH 31
                                                  ----------

                                               1997         1996
                                            ---------     ---------
         Balance at beginning of
           period                          $1,185,672     $ 928,817
         Provision charged to expense          30,000        45,000
         Loans charged off                    (12,759)      (38,861)
         Recoveries                             5,869         4,005
                                            ---------     ---------
         Balance at end of period          $1,208,782     $ 938,961
                                           ==========     =========

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (CONTINUED)



Note 4.  Short-Term Borrowings:

         A summary of short-term borrowings is as follows:

                                              MARCH 31,     DECEMBER 31,
                                                1997            1996
                                             -----------     ----------
         Securities sold under agreement to
           repurchase                        $14,295,367     $ 7,405,451
                                             ===========     ===========

Note 5.  Other Borrowings:

                                                      MARCH 31,   DECEMBER 31,
                                                        1997          1996
                                                     ----------   ------------
             ESOP Debt Guarantee                     $   12,063   $    25,456
             FHLB Borrowings                          2,250,000     2,250,000
                                                     ----------   -----------
                                                     $2,262,063   $ 2,275,456
                                                     ==========   ===========


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

         The bank has established a line of credit with the Federal Home Loan Bank ("FHLB"). Periodic draws are taken against this line to fund specific loans. The total line of credit is $5,834,000, with an available balance of $3,584,000.

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

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (CONTINUED)


Note 6.  Stock Option Plan (continued)

                                                   MARCH 31,  DECEMBER 31,
                                                      1997       1996
                                                  ----------- -----------
         Shares under option, beginning of year      275,776    262,235
           Granted during the year                     7,350     17,300
           Terminated and canceled during the year     1,000       (510)
           Exercised during the year                  (5,400)    (3,249)
                                                     -------    -------

         Shares under option, end of period          276,726    275,776
                                                     =======    =======

         Options exercisable, end of period          179,092    113,543
                                                     =======    =======

         Available to grant, end of period
                                                     107,000    131,650
                                                     =======    =======

         Average prices: Granted during the period   $ 11.50    $ 11.20
                         Exercised during the period $  6.33    $  5.25
                         Under option
                                                     $  7.15    $  7.02
                                                     =======    =======





Note 7.  Commitments and Contingent Liabilities:


         A summary of the amount of exposure to credit loss for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding is as follows:

                                     MARCH 31,      DECEMBER 31,
                                       1997            1996
                                   ------------     -----------
         Loan commitments          $10,404,291      $9,327,753
         Standby letters of credit     509,593         355,991
                                   -----------      ----------
                                   $10,913,884      $9,683,744
                                   ===========      ==========

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of March 31, 1997 and December 31, 1996 and the consolidated condensed statements of income for the three months ended March 31, 1997 and 1996. This information is not meant to be a substitute for the balance sheets and income statements.

                             RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1997 was approximately $452,000 compared to $372,000 for the similar period in 1996. The discussion that follows will provide information about the various areas of income and expense that resulted in the aforementioned results.

                          THREE MONTHS ENDED MARCH 31

For the three months ended March 31, 1997, interest income was $2,911,000 compared to $2,768,000 for the same period in 1996. This increase of approximately 5.2%, $143,000, was primarily the result of increased volume in commercial loans and fed funds sold, as discussed below.

Interest and fees on loans increased to $2,285,000 in the three months ended March 31, 1997 compared to $2,124,000 in same period of 1995. Interest from real estate loans was approximately $27,000 higher in 1997 and fees were approximately $24,000 higher, thus resulting in total real estate loan interest and fees being more than $50,000 higher in the first three months of 1997 than in 1996. Commercial loan interest income increased approximately $44,000 in 1997 compared to 1996. The increase was due almost entirely to additional volume. Income from consumer loans, including home equity, credit cards, and installment loans, increased due to higher volumes.

Investment income on taxable securities increased nearly $18,000 in the first three months of 1997 compared to 1996, $521,000 and $503,000 respectively.
Most of this increase was the result of increased volumes although the average yield increased slightly. The volume increase was in the area of corporate bonds. The yield increase was in all categories of taxable bonds. Income from tax exempt securities decreased by 25%, $38,000 in 1997 compared to $51,000 in the same period in 1996. This was the result of both lower volumes and lower yields.

Interest from fed funds sold and other short-term investments decreased substantially to $66,000 in 1997 from $89,000 in 1996. The decreased volume in fed funds sold, an average balance of $4.4 million in 1997 compared to $6.7 million in 1996, was the primary reason for the decreased income in this category. The decreased income due to decreased volume was offset to some extent by slightly higher yields.

Interest paid on deposits increased to $1,139,000 in the three months ended March 31, 1997. This was approximately the same amount of interest paid on deposits in the same period in 1996. Average deposits decreased slightly in 1997 but the average cost of funds increased slightly. Therefore the interest paid on deposits was approximately the same for both periods. If, as some are predicting, interest rates increase through the rest of 1997, the cost of funds will likely increase also. The cost of funds increase is expected to occur in the second quarter of 1997 based on current rates being offered compared to the rates on maturing deposits. The actions of the Federal Reserve will continue to affect the level and direction of interest rates in the future. Management, at this time, is not able to predict their actions.

Interest on short-term borrowings increased to $189,000 from $168,000 in 1996, or an increase of $21,000 or 12.5%. Repurchase agreements, the major item in this category, had a higher average balance in 1997 compared to 1996, $14.9 million and $13.5 million respectively. The interest rates paid also increased in 1997 compared to 1996. A very small amount of Fed funds were purchased in the first quarter of 1997 compared to none purchased in 1996.

Other borrowings are represented by Federal Home Loan Bank ("FHLB") advances. Average borrowings from the FHLB decreased to $2.3 million from $3.6 million in 1996. The average rate on the borrowings increased because the maturing borrowings were at rates lower than those remaining. As a result of these items the interest cost of the other borrowings category was approximately $20,000 less in 1997 than in 1996.

The provision for loan loss was $30,000 for the three months in 1997 compared to $45,000 in 1996. It is management's opinion that this amount is an adequate provision.

Total other operating income increased to $244,000 from $235,000 for the three months ended March 31, 1997 and 1996 respectively. Gain on sale of loans in the first quarter of 1997 was $8,000 compared to $18,000 in 1996. As fixed mortgage rates increased, the activity in this area declined. All fixed rate loans originated are sold. Service fees increased to nearly $147,000 in 1997 from $124,000 in 1996. Most of this amount results from checking account fees. The increase was due to an increased number of accounts and an increased fee schedule. Other income in the three months ended March 31, 1997 was $57,000 compared to $69,000 in the comparable period of 1996.

Total other operating expenses increased approximately $24,000 to $1,067,000 from $1,043,000. The increased personnel costs were primarily the result of normal annual increases and the accrual for the 1997 bonus. The increase in occupancy expenses are due to increased depreciation and increased real estate taxes. The decrease in equipment expenses was a lower depreciation expense. Data processing expenses declined slightly when comparing the first three months of 1997 with the same period in 1996. Other operating expenses decreased to $245,000 in 1997 from $266,000 in 1996. This reduction was the result of small reductions in several different areas which came about because of a conscious effort to monitor expenses in all operational areas.

Income taxes increased to $242,000 from $179,000. This increase was due to a larger amount of income before taxes and a higher effective tax rate, 34.9% and 32.5%, 1997 and 1996 respectively.


                             BALANCE SHEET ANALYSIS

This analysis of the Company's financial position is comparing March 31, 1997 to December 31, 1996. Total assets were $152.1 million compared to $151.5 million, March 31, 1997 and December 31, 1996, respectively. This represents an increase of approximately 4.3%.

Total loans were $101.2 million on March 31, 1997 and $99.4 million on

December 31, 1996, an increase of $1.8 million or 1.8%. All three of the major loan categories increased in balances outstanding. Real estate loans were $57.1 million compared to $56.3 million, March 31, 1997 and December 31, 1996 respectively. Consumer loans increased to $18.6 million at March 31, 1997 compared to $18.2 million at December 31, 1996. Commercial loans increased to $23.6 million at March 31, 1997 compared to $23.0 million at December 31, 1996. Loan demand was steady during the first quarter of 1997. At this time, indications are that a steady loan demand will be prevalent during the second and possibly the third quarters of 1997.

Allowance for loan losses was $1.21 million at March 31, 1997 compared to $1.19 million at December 31, 1996. As of March 31, 1997 non-performing loans totaled $744,000 compared to $1.14 million at December 31, 1996. Of the $744,000, there was a loan that is subject to a $100,000 regulatory write-down. This write-down occurred in April, and has been provided for in management's determination of the adequacy of the allowance for loan loss reserve. Management believes that the allowance is adequate at this time.

Bank premises and equipment was $3.4 million at March 31, 1997 compared to $3.5 million at December 31, 1996. This decrease was primarily the depreciation of buildings and equipment with no major purchases.

The reduction of deposits discussed below were funded in part by a reduction in fed funds sold and other short term investments. As of March 31, 1997 fed funds sold and other short-term investments were $3.3 million compared to $4.7 million at December 31, 1996. Securities available for sale were $10.6 million at March 31, 1997 compared to $10.7 million at December 31, 1996. Securities held to maturity were $27.2 million compared to $24.9 million, March 31, 1997 and December 31, 1996, respectively.

Total deposits were $112.2 million at March 31, 1997 compared to $118.3 million at December 31, 1996. Non-interest bearing deposits were approximately $8.8 million lower on March 31, 1997 than December 31, 1996, $14.4 million and $23.2 million, respectively. Several commercial customers have historically increased their demand deposit balances at year end. As a result, subsequent reporting dates typically have balances lower than year-end. Interest bearing deposits were up slightly, $97.9 million at March 31, 1997 and $95.4 million at December 31, 1996. Competition for deposit dollars continues to be intense.
As a result, dramatic growth of interest-bearing deposits is not anticipated during the balance of 1997.

Other borrowings, the main component of which are advances from the FHLB, was $2.3 million at March 31, 1997 compared to $2.3 million at December 31, 1996. The advances were used to fund some loans in the past and to also provide liquidity. The use of FHLB advances in the future will depend on the Bank's need for funds and the rates at which they may be obtained.

The company continues to maintain an excellent capital position regardless of the measurement used. The following table shows four different measurements as of March 31, 1997 and December 31, 1996, and the regulatory requirement, if any. Management does not anticipate the need for additional capital resources in the near future.

                                              MARCH 31,          DECEMBER 31,              REGULATORY
                                                1997                 1996
                                                ----                 ----
            REQUIREMENTS
            ------------
Leverage capital ratio                       14.67%                 15.08%                      N/A

Core capital as a percent
  of assets                                  14.53%                 14.37%                    5.50%

Core capital as a percent
  of risk-based assets                       22.76%                 22.88%                      N/A

Total capital as a percent
  of risk-based assets                       24.00%                 23.47%                    8.00%

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

The liquidity needs of the Company primarily consist of payment of dividends to its shareholders and a limited amount of expenses. The sources of funds to provide this liquidity are income from investments, maturities of investments, cash balances and dividends from the Bank. The purchase of Rochelle Bancorp, Inc. ("Rochelle") will also be funded from the current reserves of the Company, plus a dividend of approsimately $500,000 from the Bank. Certain restrictions are imposed upon the Bank which could limit its ability to pay dividends if it did not have net earnings in the future. The Company maintains adequate liquidity to pay its expenses.

Off-Balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $10.9 million as of March 31, 1997. This compares to $9.7 million at December 31, 1996. The bank historically funds off-balance sheet commitments with its primary sources of funds, and management anticipates that this will continue.

On April 30, 1997, the Company completed the purchase of all the outstanding shares of Rochelle for approximately $4,173,000 in cash. Rochelle's wholly owned subsidiary, Rochelle Savings Bank S.B., is an Illinois state chartered savings bank with offices in Rochelle and Oregon, Illinois, and assets totaling approximately $48,000,000. This acquisition will be accounted for as a purchase and the cash consideration paid for the outstanding shares approximates the fair market value of tangible and intangible assets acquired less the liabilities assumed.

As a part of this purchase, the Company will also acquire all of the outstanding shares of Midland Acceptance Corporation (MAC), a financing subsidiary with offices in Rochelle and Rockford, Illinois and assets of approximately $2,000,000.

Results of operations of Rochelle and MAC will be incorporated in the Company's statements from the acquisition date forward. The impact on the Company's net income for the balance of 1997 is not expected to be significant.

                                    PART II

                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         On April 30, 1997, the Company completed its acqusition of Rochelle Bancorp, Inc., ("Rochelle"). As part of the merger reorganization, the Company also acquired Midland Acceptance Corporation, a financing subsidiary. Each shareholder of Rochelle received $7.52 in cash for each share owned. Rochelle had 554,875 shares outstanding. The transaction was accounted for under the purchase method of accounting.

ITEM 6.  A)EXHIBITS

         See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

ITEM 6.  B)REPORTS ON FORM 8-K

         There were two reports on Form 8-K/A filed during the first quarter of 1997 regarding the acquisition of Rochelle Bancorp Inc., amending the previous 8-K filed November 22, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Blackhawk Bancorp, Inc.
                                          ----------------------------------
                                                     (Registrant)



Date:  May 5, 1997                        /s/Dennis M. Conerton
                                          ----------------------------------
                                          Dennis M. Conerton
                                          President and
                                          Chief Executive Officer



Date:  May 5, 1997                        /s/ Jesse L. Calkins
                                          ----------------------------------
                                          Jesse L. Calkins
                                          Senior Vice President
                                          (Chief Financial and
                                          Accounting Officer)

                            BLACKHAWK BANCORP, INC.

                               INDEX TO EXHIBITS


                                   Incorporated             Filed
Exhibit                            Herein By                Here-     Page
Number     Description             Reference To:            with      No.
------------------------------------------------------------------------------
4.1        Amended and             Exhibit 3.1 to
           restated Articles       Amendment No. 1 to
           of Incorporation        Registrant's
           of the Registrant       Registration
                                   Statement on Form
                                   S-1 (Reg. No.
                                   33-32351)

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