Form 10QSB
period 1997-06-30
BLACKHAWK BANCORP INC
filed 1997-08-14
CIK 857853

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

              YES    X                  NO
                  -------                  --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                    OUTSTANDING AT
            CLASS OF COMMON STOCK                   JUNE 30, 1997
            -----------------------             --------------------
               $.01 PAR VALUE                      2,291,264 SHARES

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                   Page
                                                                  ------
ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Condensed Balance Sheets as of
       June 30, 1997 and December 31, 1996                           3

     Consolidated Condensed Statements of Income for the
       three months ended June 30, 1997 and 1996                     4

     Consolidated Condensed Statements of Income for the
       six months ended June 30, 1997 and 1996                       5

     Consolidated Condensed Statements of Shareholders'
       Equity as of June 30, 1997 and December 31, 1996              6

     Consolidated Condensed Statements of Cash Flows for the
       six months ended June 30, 1997 and 1996                     7-8

     Notes to Consolidated Condensed Financial Statements         9-12


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                     13-18


                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS          19

ITEM 6.  A) EXHIBITS                                                19

         B) REPORTS ON FORM 8-K                                     19

SIGNATURES                                                          20

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


       ASSETS                                  JUNE 30,      DECEMBER 31,
      --------                                   1997           1996
                                           ---------------  --------------
Cash and cash equivalents                    $ 11,435,909   $  7,966,929
Federal funds sold and other short-term
  investments                                   1,935,658      4,677,596
Securities available for sale                   8,413,014     10,701,911
Securities held to maturity                    29,081,903     24,864,640

Total loans                                   140,810,932     99,426,691
Allowance for loan losses (Note 3)              1,458,972      1,185,672
                                             ------------   ------------
Net loans                                     139,351,960     98,241,019

Bank premises and equipment, net                4,288,291      3,463,491
Accrued interest receivable                     1,106,759      1,041,756
Goodwill (Note 8)                                 816,532             --
Other assets                                    2,330,996        526,663
                                             ------------   ------------
     Total Assets                            $198,761,022   $151,484,005
                                             ============   ============
     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits:
     Non-interest bearing                    $ 17,621,861   $ 23,193,906
     Interest bearing                         138,491,495     95,116,941
                                             ------------   ------------
           Total deposits                     156,113,356    118,310,847
  Borrowed Funds:
     Short-term borrowings (Note 4)            13,066,997      7,405,451
     Other borrowings (Note 5)                  3,950,000      2,275,456
  Accrued interest payable                        919,202        680,226
  Other liabilities                             2,141,685        782,827
                                             ------------   ------------
      Total Liabilities                       176,191,240    129,454,807
                                             ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock
    1,000,000 shares, $.01 par value per share
    authorized, none issued or outstanding             --             --
  Common stock
    10,000,000 shares, $.01 par value
    per share authorized, 2,291,264 and
    2,285,864 shares issued and outstanding        22,913         22,859
  Additional paid-in capital                    6,983,267      6,960,550
  Employee stock options earned                   112,784         94,764
  Retained Earnings                            15,561,670     15,072,129
  Treasury Stock                                 (104,174)       (84,305)
  FASB 115 Adjustment                              (6,678)       (11,343)
                                             ------------   ------------
                                               22,569,782     22,054,654
  Less: Deferred compensation related
        to employee stock ownership
        plan debt guarantee                            --        (25,456)
                                             ------------   ------------
     Total Shareholders' Equity                22,569,782     22,029,198
                                             ------------   ------------
    Total Liabilities and
Shareholders' Equity                         $198,761,022   $151,484,005
                                             ============   ============

See Notes to Unaudited Consolidated Condensed Financial Statements

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                        1997           1996
                                                   -------------  -------------
INTEREST INCOME:
  Interest and fees on loans                         $ 2,971,088   $ 2,181,640
  Interest on deposits with other banks                   21,650           817
  Interest on investment securities:
  Taxable                                                614,864       540,434
  Exempt from federal income taxes                        33,478        66,420
  Interest on federal funds sold
  and other short-term investments                         9,698        50,200
                                                     -----------   -----------
  Total Interest Income                                3,650,778     2,839,511
                                                     -----------   -----------

INTEREST EXPENSE:
  Interest on deposits                                 1,481,572     1,142,011
  Interest on short-term borrowings                      189,296       186,602
  Interest on other borrowings                            67,144        46,395
                                                     -----------   -----------
  Total Interest Expense                               1,738,012     1,375,008
                                                     -----------   -----------

  Net Interest Income                                  1,912,766     1,464,503
    Provision for loan losses (Note 3)                    44,657        40,000
                                                     -----------   -----------
  Net Interest Income After
    Provision For Loan Losses                          1,868,109     1,424,503
                                                     -----------   -----------

OTHER OPERATING INCOME:
  Gain (loss) on sale of loans                            (8,025)       23,036
  Trust department income                                 58,803        39,915
  Service fees                                           250,467       137,430
  Other income                                           108,331        58,886
                                                     -----------   -----------
  Total Other Operating Income                           409,576       259,267
                                                     -----------   -----------

OTHER OPERATING EXPENSES:
  Salaries and employee benefits                         767,571       537,707
  Occupancy expense of bank premises, net                111,496        81,284
  Furniture and equipment                                 78,792        90,827
  Data processing                                        110,993        84,410
  Other operating expenses                               407,251       249,480
                                                     -----------   -----------
  Total Other Operating Expenses                       1,476,103     1,043,708
                                                     -----------   -----------

  Income Before Income Taxes                             801,582       640,062

  Provision for Income Taxes                             286,306       209,365
                                                     -----------   -----------

  Net Income                                         $   515,276   $   430,697
                                                     ===========   ===========

  Earnings Per Share                                 $      0.22   $       .18
                                                     ===========   ===========

  Dividends Per Share                                $      0.11   $      0.10
                                                     ===========   ===========

See Notes to Unaudited Consolidated Condensed Financial Statements

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                    SIX MONTHS ENDED
                                                         JUNE 30
                                                    1997           1996
                                                -----------    ------------

INTEREST INCOME:
     Interest and fees on loans                 $ 5,255,823    $  4,306,099
     Interest on deposits with other banks           21,926           1,234
     Interest on investment securities:
     Taxable                                      1,136,081       1,043,317
     Exempt from federal income taxes                71,904         117,471
     Interest on federal funds sold
     and other short-term investments                75,974         139,158
                                                  ---------       ---------
     Total Interest Income                        6,561,708       5,607,279
                                                  ---------       ---------

INTEREST EXPENSE:
     Interest on deposits                         2,620,212       2,280,977
     Interest on short-term borrowings              378,351         354,603
     Interest on other borrowings                   102,859         102,378
                                                  ---------       ---------
     Total Interest Expense                       3,101,422       2,737,958
                                                  ---------       ---------

     Net Interest Income                          3,460,286       2,869,321
       Provision for loan losses (Note 3)            74,657          85,000
                                                  ---------       ---------
     Net Interest Income After
     Provision For Loan Losses                    3,385,629       2,784,321
                                                  ---------       ---------

OTHER OPERATING INCOME:
     Investment securities gains (losses)                --              99
     Gain (loss) on sale of loans                       440          40,647
     Trust department income                         90,303          63,694
     Service fees                                   397,485         261,145
     Other income                                   165,579         128,242
                                                  ---------       ---------
     Total Other Operating Income                   653,807         493,827
                                                  ---------       ---------

OTHER OPERATING EXPENSES:
     Salaries and employee benefits               1,342,227       1,064,324
     Occupancy expense of bank premises, net        199,530         161,400
     Furniture and equipment                        160,873         180,843
     Data processing                                188,613         165,140
     Other operating expenses                       652,004         515,478
                                                  ---------       ---------
     Total Other Operating Expenses               2,543,247       2,087,185
                                                  ---------       ---------
     Income Before Income Taxes                   1,496,190       1,190,963

     Provision for Income Taxes                     528,789         388,619
                                                  =========      ==========
     Net Income                                   $ 967,401      $  802,344
                                                  =========      ==========

     Earnings Per Share                           $    0.41      $     0.34
                                                  =========      ==========

     Dividends Per Share                          $    0.21      $     0.18
                                                  =========      ==========


See Notes to Unaudited Consolidated Condensed Financial Statements

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                 SIX MONTHS    TWELVE MONTHS
                                                    ENDED          ENDED
                                                   JUNE 30,     DECEMBER 31,
                                                     1997           1996
                                                 -----------   --------------
Common Stock:
     Balance at beginning of period               $  22,859       $  22,826
     Stock options exercised                             54              33
                                                -----------     -----------
     Balance at end of period                        22,913          22,859
                                                -----------     -----------
Additional Paid-in Capital:
     Balance at beginning of period               6,960,550       6,946,370
     Stock options exercised                         22,717          14,180
                                                -----------     -----------
     Balance at end of period                     6,983,267       6,960,550
                                                -----------     -----------

Employee Stock Options Earned:
     Balance at beginning of period                  94,764          52,165
     Stock options exercised                                            (55)
     Unearned employee compensation                  18,020          42,654
                                                -----------     -----------
     Balance at end of period                       112,784          94,764
                                                -----------     -----------

Retained Earnings:
     Balance at beginning of period              15,072,129      14,210,036
     Net income                                     967,401       1,728,275
     Dividends declared on common stock            (477,860)       (866,182)
                                                -----------     -----------
     Balance at end of period                    15,561,670      15,072,129
                                                -----------     -----------

Treasury Stock, at cost:
     Balance at beginning of period                 (84,305)           --
     Purchase                                       (19,869)        (84,305)
                                                -----------     -----------
     Balance at end of period                      (104,174)        (84,305)
                                                -----------     -----------

FASB 115 Adjustment:
     Balance at beginning of period                 (11,343)         37,114
     Net adjustment during period                     4,665         (48,457)
                                                -----------     -----------
     Balance at end of period                        (6,678)        (11,343)
                                                -----------     -----------
Other:
Balance at beginning of period                      (25,456)        (79,027)
Principal payments on ESOP loan                      25,456          53,571
                                                -----------     -----------
Balance at end of period                                 --         (25,456)
                                                -----------     -----------

Total Shareholders' Equity                      $22,569,782     $22,029,198
                                                ===========     ===========



See Notes to Unaudited Consolidated Condensed Financial Statements

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                     1997             1996
                                                  ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   967,401       $   802,344
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Compensatory options recognized                   18,020                --
    Provision for loan losses                         74,657            85,000
    Provision for depreciation and
      amortization                                   202,974           168,960
    Amortization of premiums (accretion of
      discounts) on investment securities, net       (50,191)          (18,548)
      (Gains) losses on investment securities             --               (99)
      (Gain) on sale of loans                           (440)          (40,647)
      Loans originated for sale                   (3,114,125)       (3,232,399)
      Proceeds from sale of loans                  5,463,689         3,273,046
      Change in assets and liabilities:
        (Increase) decrease in accrued
          interest receivable                        362,371           (45,797)
        (Increase) decrease in other assets         (509,079)           34,612
        Increase (decrease) in accrued
          interest payable                           128,590           (35,392)
        Increase (decrease) in other
          liabilities                               (344,738)          (35,032)
                                                  ----------        ----------
            Net cash provided by operating
              activities                           3,199,129           956,048
                                                  ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of available-
    for-sale securities                            7,553,375         9,062,683
  Purchase of available-for-sale securities       (4,320,568)      (13,172,673)
  Proceeds from maturity of investment
    securities                                    10,414,826         3,684,942
  Purchase of investment securities              (10,016,031)       (5,578,360)
  Net cash used in acquisition                      (198,587)               --
  Decrease in federal funds sold and
    other short-term investments, net              2,741,938        11,485,855
  Loans originated, net of
    principal collected                           (4,733,793)          402,367
  Purchase of bank premises and equipment           (111,842)          (35,645)
                                                  ----------        ----------
            Net cash provided by (used in)
              investing activities                 1,329,318         5,849,169
                                                  ----------        ----------





     See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                      1997             1996
                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock options exercised                           22,771           12,054
     Purchase of Treasury Stock                       (19,869)         (84,305)
     Net (decrease) in deposits                    (6,189,639)     (11,616,491)
     Net increase (decrease) in  borrowings         5,605,130        2,954,445
     Cash dividends paid                             (477,860)        (411,285)
                                                  -----------      -----------
        Net cash (used in)
          financing activities                     (1,059,467)      (9,145,582)
                                                  -----------      -----------
     Net increase (decrease) in cash and
       cash equivalents                             3,468,980       (2,340,365)

CASH AND CASH EQUIVALENTS:
     Beginning of Period                            7,966,929        7,589,600
                                                  -----------      -----------
     End of Period                                $11,435,909      $ 5,249,235
                                                  ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
     Cash payments for:
       Interest                                   $ 2,752,060      $ 2,773,350
       Income taxes                               $   482,355      $   236,825

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
     ACTIVITIES:
     Other assets acquired in settlement of
      loans                                       $    73,188      $   152,191
     Principal payments on ESOP loan (Note 5)     $    25,456      $    26,785





See Notes to Unaudited Consolidated Condensed Financial Statements.

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1997

Note 1.   General

          The accompanying consolidated condensed financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The more significant policies used by the Company in preparing and presenting its financial statements are stated in the Corporation's Form 10-KSB, with the exception of FAS 128, Earnings Per Share, which the Company adopted as of January 1, 1997.

          The effect of timing differences in the recognition of revenue and expense for tax liability is not determined until the end of each fiscal year.

          In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of June 30, 1997 and December 31, 1996, the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.

          The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2. Non-Performing Loans

          Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:


                                             JUNE 30,        DECEMBER 31
                                     ---------------------   -----------
                                        1997        1996         1996
                                     ----------  ---------   -----------
          Impaired loans             $  632,000  $   --      $   445,000
          Non-accruing loans         $  334,000    719,000       443,000
          Past due 90 days or more
            and still accruing       $  472,000     73,000       252,000
                                     ----------  ---------   -----------
          Total non-performing loan  $1,438,000  $ 792,000   $ 1,140,000
                                     ==========  =========   ===========


Note 3:  Allowance For Loan Losses

     A summary of transactions in the allowance for loan losses is as follows:


                                         Three Months Ended
                                               June 30
                                       ------------------------
                                          1997          1996
                                       ----------    ----------
     Balance at beginning of
       period                          $1,208,782    $  938,961
     Allowance associated with
       acquisition                        345,096            --
     Provision charged to expense          44,657        40,000
     Loans charged off                   (153,389)      (14,905)
     Recoveries                            13,826        28,693
                                       ----------     ---------
     Balance at end of period          $1,458,972     $ 992,749
                                       ==========     =========

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


Note 3:  Allowance For Loan Losses (Continued)


                                          SIX MONTHS ENDED
                                               JUNE 30
                                       -------------------------
                                          1997           1996
                                       ----------    -----------
     Balance at beginning of
       period                          $1,185,672    $  928,817
     Allowance associated with
       acquisition                        345,096            --
     Provision charged to expense          74,657        85,000
     Loans charged off                   (166,148)      (53,766)
     Recoveries                            19,695        32,698
                                       -----------   -----------
     Balance at end of period          $1,458,972    $  992,749
                                       ===========   ===========


Note 4.  Short-Term Borrowings

     A summary of short-term borrowings is as follows:


                                            JUNE 30,   DECEMBER 31,
                                              1997        1996
                                          -----------  ------------
     Securities sold under agreement to
       repurchase                         $12,216,997  $ 7,405,451
     Federal Funds Purchased                  850,000         --
                                          -----------  -----------
                                          $13,066,997  $ 7,405,451
                                          ===========  ===========


Note 5.  Other Borrowings

                                            JUNE 30,   DECEMBER 31,
                                             1997          1996
                                          -----------  ------------
     ESOP Debt Guarantee                  $        --  $    25,456
     FHLB Borrowings                        3,950,000    2,250,000
                                          -----------  -----------
                                          $ 3,950,000  $ 2,275,456
                                          ===========  ===========

         The Company has an Employee Stock Ownership Plan for the benefit of the employees of the Company and Blackhawk State Bank. The ESOP borrowed funds from a third party lender and purchased 112,101 shares of the Company's stock. Accordingly, the debt has been recorded in the accompanying consolidated condensed balance sheets together with the related deferred compensation. The debt and related deferred compensation are reduced as the ESOP makes principal payments.

         The bank has established a line of credit with the Federal Home Loan Bank ("FHLB"). Periodic draws are taken against this line to fund specific loans. The total line of credit is $16,900,000, with an available balance of $12,950,000.

Note 6. Stock Option Plan

         Under the Company's 1994 Director's and Executive Stock Option Plans,options are granted at prices equal to the fair market value for directors and at prices from 90% to 100% of fair market value for key employees. The options vest over three years and are exercisable to 10 years from the date of grant. Other pertinent information related to the plans is as follows:

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (CONTINUED)


Note 6.  Stock Option Plan (continued)


                                                   JUNE 30     DECEMBER 31,
                                                    1997          1996
                                                  --------     ------------
Shares under option, beginning of year             275,776       262,235
     Granted during the year                        31,350        17,300
     Terminated and canceled during the year        (1,000)         (510)
     Exercised during the year                      (5,400)       (3,249)
                                                  --------      --------
Shares under option, end of period                 300,726       275,776
                                                  ========      ========
Options exercisable, end of period                 215,742       184,492
                                                  ========      ========
Available to grant, end of period                   83,000       114,300
                                                  ========      ========
Average prices: Granted during the period         $  11.40      $  11.20
     Exercised during the period                  $   4.22      $   5.25
     Under option                                 $   7.52      $   7.02



Note 7. Commitments and Contingent Liabilities

         A summary of the amount of exposure to credit loss for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding is as follows:

                                           JUNE 30,       DECEMBER 31,
                                             1997            1996
                                          -----------      ----------
         Loan commitments                 $22,533,000      $9,328,000
         Standby letters of credit            447,000         356,000
                                          -----------      ----------
                                          $22,980,000      $9,684,000
                                          ===========      ==========


Note 8. Acquisition of Rochelle Bancorp, Inc.

         On April 30, 1997 the company completed its acquisition of Rochelle Bancorp Inc. (Rochelle). Rochelle was the parent bank holding company of Rochelle Savings Bank, Rochelle, Illinois. Cash of $4,173,000 was paid for the 554,875 outstnding shares of Rochelle. The acquisition was recorcded using purchase accounting. Rochelle's consolidated financial condition has been included in the Company's consolidated balance sheet as of June 30, 1997, and Rochelle's consolidated results of operations have been reflected in the Company's consolidated statements of income beginning as of the acquisition date.

         On a pro forma basis, the pro forma total income, net income, and net income per share for the three and six months ended June 30, 1997 and 1996 after giving effect to the Rochelle's acquisition as if it occurred on January 1, 1996 are as follows:


                                 Three Months Ended       Six Month Ended
                                      June 30                  June 30
                                  1997        1996        1997        1996
                               ----------------------  ----------------------
         Total Income          $4,449,417  $4,247,279  $8,747,685  $8,288,985
         Net Income            $  305,265  $  489,856  $  757,391  $  893,028
         Net Income per share  $      .13  $      .21  $      .31  $      .38


                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (CONTINUED)

Note 9.  Mortgage Servicing Rights

         Mortgage loan servicing rights were acquired with the Company's purchase of Rochelle Bancorp, Inc. (Note 8).

         Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $47,217,000 and $0 at June 30, 1997 and December 31, 1996,
         respectively.

         Mortgage servicing rights of $39,000 and $0 were capitalized in the six months ended June 30, 1997 and 1996, respectively. Mortgage servicing rights have a fair value of $404,000 and $0 at June 30, 1997 and December 31, 1996, respectively. Amortization of mortgage servicing rights was $13,000 and $0 for the six months ended June 30, 1997 and 1996, respectively.

Note 10. Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, ("Statement 128") which is required to be adopted on December 31, 1997. Statement 128 may not be adopted early. Upon adoption, the Company will be required to change the method currently used to compute earnings per share and to restate earnings per share for all prior periods according to the methodology detailed in Statement 128.

         Statement 128 will require a dual presentation of earnings per share regardless of the difference between earnings per common share and fully diluted earnings per share for companies having common stock equivalents such as stock options. Additionally, Statement 128 requires some modifications to the calculation of the dilutive effect of common stock equivalents. The following table sets forth a pro forma calculation of the Company's basic and dilutive earnings per share as calculated pursuant to Statement 128 for the periods indicated.

                                       Three Months Ended     Six Months Ended
                                             June 30               June 30
                                         1997       1996        1997      1996
                                       ------------------     ----------------
         Basic Earnings Per Share       $0.23      $0.19       $0.42     $0.35
         Diluted Earnings Per Share     $0.22      $0.18       $0.41     $0.34

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of June 30, 1997 and December 31, 1996 and the consolidated condensed statements of income for the three months and six months ended June 30, 1997 and 1996. This information is not meant to be a substitute for the balance sheets and income statements.

                             RESULTS OF OPERATIONS

On April 30, 1997, the Company completed the purchase of all of the outstanding shares of Rochelle Bancorp, Inc. ("Rochelle") of Rochelle, Illinois, for approximately $4,173,000 in cash. Rochelle's wholly owned subsidiary, Rochelle Savings Bank S.B., is an Illinois state chartered savings bank with offices in Rochelle and Oregon, Illinois, and assets totaling approximately $51,000,000. This acquisition was accounted for as a purchase and the cash consideration paid for the outstanding shares approximates the fair market value of tangible and intangible assets acquired less the liabilities assumed.

As a part of this purchase, the Company also acquired all of the outstanding shares of Midland Acceptance Corporation ("MAC"), a financing subsidiary with offices in Rochelle and Rockford, Illinois and assets of approximately $2,500,000.

Results of operations of Rochelle and MAC are incorporated in the Company's statements from the acquisition date forward. The impact on the Company's net income for the balance of 1997 is expected to be positive.

                          THREE MONTHS ENDED JUNE 30

For the three months ended June 30, 1997, interest income was $3,651,000 compared to $2,840,000 for the same period in 1996. This increase of $811,000, nearly 29%, was the result of both increased rate and increased volume.
Earning assets averaged $171.0 million during the three months ended June 30, 1997 compared to $141.4 million for the same period in 1996. Virtually all of the increased volume is attributed to Rochelle. The average yield on earning assets increased to 8.54% for the period compared to 8.03% in 1996. Both of the main operating units, Blackhawk State Bank,("Blackhawk"), and Rochelle, averaged approximately the same yield during the current period.

Interest and fees on loans increased to $2,971,000 in the current period compared to $2,182,000 in the same period in 1996. This increase of 36% was due to increased volume. Approximately 28% of the 36% volume increase is due to Rochelle, and nearly all of their loans are secured by real estate. The average yield on loans was approximately the same for both periods. Within the various loan categories, the reduction of income in the real estate loans due to rates was offset by an increase in the consumer loan area, of an equal amount. The comparisons of interest and fees on loans in the third and fourth quarters of 1997 to the respective quarters in 1996 are expected to be very favorable.

Investment income on taxable securities for the quarter ended June 30, 1997 was $596,000 compared to $540,000 in 1996, an increase of 10%. Income due to volume decreased; however, this was more than offset by the increase due to increased yields. Income from tax-exempt securities declined nearly 50% in the 1997 period compared to 1996. This was due almost entirely to reduced volumes. Security volumes are further addressed in the discussion of the analysis of financial condition.

In the second quarter of 1997 interest on fed funds and other short-term investments decreased to $29,000 from $50,000 in the same period in 1996. The reduction in volume in this category will be explained in the analysis of financial condition discussion. Income from interest bearing deposits in banks increased from less than $1,000 to nearly $22,000. All of this increase is due to increased volume which was obtained with the acquisition of Rochelle.

Interest paid on deposits in the three months ended June 30, 1997 was $1,482,000 compared to $1,142,000 in the same period in 1996. Of the $340,000 increase, $313,000 was due to increased volumes which were the result of the Rochelle acquisition. The average yield of the Rochelle deposits were slightly lower than the average yield on the Blackhawk deposits. This yield relationship between Blackhawk and Rochelle is expected to continue. Earlier this year many were expecting interest rates to increase during 1997. While there has been some fluctuations in rates, they have been relatively minor. If interest rates increase in the coming months, an increase in the rates paid on deposits can be expected. Significant growth in deposits is not expected in the third quarter of 1997 from current levels. However, comparisons to 1996 in the future quarters will be very positive because of the Rochelle acquisition.

Interest on short-term borrowings was slightly higher in 1997 than in 1996, $189,000 versus $186,000 respectively. Short-term borrowings consist of fed funds purchased and repurchase agreements. The slightly higher average rate for the quarter on these borrowings resulted in a larger cost that was nearly offset by a lower volume. The interest cost on other borrowings which are advances from the Federal Home Loan Bank, ("FHLB"), was $67,000 for the quarter compared to $46,000 in 1996. This increase was the result of increased volume. The average rate on the borrowings was nearly the same for the second quarters of 1997 and 1996.

The provision for loan loss was approximately $45,000 in the quarter ended June
30, 1997 as compared to $40,000 for the same period in 1996.   On a regular
basis, management determines the adequacy of the loan loss reserve and, if necessary, adjusts the loan loss provision.

Total other operating income increased to $410,000 from $259,000 in the second quarter of 1996. The largest single item in each period was service fees, totaling $250,000 and $137,000 in 1997 and 1996, respectively. Nearly $100,000 of this increase is attributed to Rochelle and includes the servicing income from mortgages sold. Continued increases in revenue from the servicing of sold mortgages is anticipated. Another area that experienced a significant increase was trust fees, which totaled $59,000 as compared to $40,000 in the second quarter of 1996. It is anticipated that this area will also provide increased revenue in the future. Other income includes the revenue from the sale of non-deposit investments and represents a significant amount of the increase to $108,000 in 1997 from $59,000 in 1996. A loss on the sale of loans of $8,000 was experienced in the second quarter of 1997 compared to income of $23,000 in the same quarter of 1996. Prior to the acquisition of Rochelle, Blackhawk's loans were sold with servicing rights. Since loans are now being sold with the servicing rights retained by Rochelle, the proceeds from the sale are reduced. The increased income from servicing will offset the reduced income in this area.

Total other operating expenses were $1,476,000 in the second quarter of 1997 compared to $1,044,000 in the same period in 1996. The largest single item in this category is salaries and benefits which were $768,000 in 1997 compared to $538,000 in 1996. Of this $230,000 increase, $164,000 is attributed to Rochelle. The amount relating to Blackhawk is the result of normal increases and the addition of another in-store facility. In preparation for the opening of this facility in mid-July, new employees were hired for training during the second quarter. The relatively large increases in occupancy and data processing are the result of the acquisition of Rochelle. The increased costs in both of these areas are expected to continue for the balance of 1997.

Income taxes increased to $286,000 from $209,000 for the three month period ending June 30,1997. The increase was due to higher income and also a higher effective tax rate of 36% versus 33% for the comparable quarter of 1996. The higher effective tax rate resulted from a higher percentage of income subject to state income taxes, Wisconsin and Illinois, and the reduction of income from federally tax-exempt securities.

                            SIX MONTHS ENDED JUNE 30

Total interest income for the six months ended June 30, 1997, was $6,562,000 compared to $5,607,000 for the same period in 1996. The largest area of interest revenue, interest and fees on loans, also contributed the largest dollar increase, $950,000. As was discussed previously, volume was the primary reason for the growth of revenue in this area. The average yield in 1997 was approximately the same as in 1996. Future internal growth of loans could slow during the second half of 1997 if the Federal Reserve Bank decides to increase interest rates. However, this does not seem to be likely, in the immediate future.

Interest on taxable securities increased to $1,117,000 as compared to $1,043,000 for the first half of 1996. The increase in the average yield for the period in 1997 was sufficient to offset the decrease in volume when compared to 1996. Interest income from tax-exempt securities was also effected by reduced volume. However, the average yield on the tax-exempt securities was approximately the same for both periods, therefore income from these investments decreased by $46,000 because of reduced volume.

Interest income from fed funds sold and short-term investments was $95,000 for the first six months of 1997 as compared to $139,000 for the same period in 1996. This $44,000 decrease was due entirely to reduced volume. The average yield on these investments was approximately 10 basis points higher in 1997 than in 1996. Income from interest bearing bank deposits was due to increased volume. This increase was a direct result of the Rochelle acquisition. Rather than selling fed funds, Rochelle historically has invested in interest bearing deposits of other banks for short-term investments.

Interest expense was $3,101,000 in the six months ended June 30, 1997 as compared to $2,738,000 for the same period in 1996. Interest on deposits was $2,620,000 in 1997 as compared to $2,281,000 in 1996. The average rate was the nearly the same for both periods and nearly all of the increased cost was the result of increased volume. Most of the increased volume was attributable to the Rochelle acquisition.

Interest on short-term borrowings was $378,000 in the first half of 1997 as compared to $355,000 in the same period of 1996. The volume in 1997 was significantly higher and offset the effect of lower average interest rates paid.

The provision for loan loss was approximately $75,000 for the period in 1997 compared to $85,000 in 1996. Management believes that the provision was appropriate based on their regular review of the adequacy of the overall reserve.

Other operating income for the six months ended June 30, 1997 was $654,000 compared to $494,000 for the same period in 1996. Service fees, the largest item in this category, experienced the largest increase to $397,000 in 1997 as compared to $261,000 in 1996. The increase in this area was the result of increased volume of accounts, increased fees and the additional revenues associated with the servicing of mortgages by Rochelle. Prior to the acquisition of Rochelle, Blackhawk's loans were sold with servicing rights. Loans are now being sold with the servicing rights retained by Rochelle, therefore proceeds from these sales are reduced. The increased income from servicing will offset the reduced income in this area. Trust department income increased 42% in 1997, when compared to 1996, as result of additional business. Continued improvement in this area is anticipated for the balance of 1997. Other income increased $37,000 over 1996 levels, $165,000 compared to $128,000. Income from the sale of non-deposit investments is included in this category. It is anticipated that this activity will result in increased income in the future.

For the six month period ending June 30, 1997, total other operating expenses were $2,543,000 compared to $2,087,000 in 1996. The area of largest increase was salaries and benefits, which totaled $1,342,000 compared to $1,064,000 in 1996. The acquisition of Rochelle, combined with normal salary and benefit increases and additional staffing for the in-store branch opened in mid-July, account for the increase. Increases in the areas of occupancy and data processing are primarily the result of the Rochelle acquisition.

As a result of higher income subject to state income taxes and reduced federally tax-exempt income, the effective tax rate increased to 35% in 1997, from 33% in 1996.

                        ANALYSIS OF FINANCIAL CONDITION

This analysis of the Company's financial condition compares June 30, 1997 to the Company's prior fiscal year end December 31, 1996. Total assets were $198.8 million as compared to $151.5 million as of December 31, 1996. This represents an increase of approximately $47.3 million or 31%. The purchase of Rochelle, which was completed on April 30, 1997, accounted for virtually all of the overall increase.

Total investment securities, including securities held-to-maturity, securities available-for-sale, fed funds sold and short-term investments, were $39.4 million as of June 30, 1997, as compared to $40.2 million as of December 31, 1996. The reduction of Blackhawk's investments resulting from funding the increase in loans and the purchase of Rochelle was partially offset by the securities acquired with the Rochelle acquisition.

Loans totaled $140.8 million on June 30, 1997 as compared to $99.4 million on December 31, l996, an increase of $41.4 million or 41.6%. Approximately $36.9 million or 89%, of the increase is the result of the Rochelle acquisition and of these, $28.8 million are real estate loans. Diversification of Rochelle's loan portfolio as to type of loans, will be an objective. Loan demand continues to be steady. The strength of loan demand for the balance of 1997 will depend to some extent on what action the Federal Reserve Bank takes with regard to interest rates.

Allowance for loan losses was $1.46 million as of June 30,1997 as compared to $1.19 million as of December 31, 1996. Footnote 3 to the financial statements indicates the activity in the allowance for loan loss account for the six months ended June 30, 1997 and 1996. Non-performing loans (see Footnote 2)as of June 30, 1997 were $1.44 million. The potential loss resulting from these loans has been provided for in management's determination of the adequacy of the loan loss reserve. Management believes that the allowance is adequate at this time.

Bank premises and equipment increased 24% to $4.29 million as compared to $3.46 million at December 31, 1996. This increase of $825,000 was primarily the result of the Rochelle acquisition as there were no other significant purchases in the first half of 1997.

Total deposits of $156.1 million increased $37.8 million as of June 30, 1997 as compared to $118.3 million as of December 31, 1996. Non-interest bearing deposits decreased to $17.6 million from $23.2 million as of December 31, 1996. Several commercial customers have historically increased their demand deposit balances at year end. As a result, subsequent interim reporting dates typically have balances lower than the previous year-ends. The non-interest bearing deposits acquired with Rochelle was not sufficient to overcome this reduction. The 46% increase in interest-bearing deposits,$138.5 million compared to $96.1 million, was primarily the result of Rochelle. Excluding Rochelle, the increase would have been approximately 1%. Competition for deposit dollars continues to be intense. As a result, dramatic growth of deposits is not anticipated during the balance of 1997.

The make-up of short-term borrowings and other borrowings is discussed in footnotes 4 and 5 to the financial statements, respectively. The increases in these categories were used to fund the increase in the loan portfolio and other liquidity needs of Blackhawk. The use of borrowings, both short and long, will be utilized as future need arise.

The company continues to maintain an excellent capital position regardless of the measurement used. The following table shows four different measurements as of June 30, 1997 and December 31, 1996, and the regulatory requirement, if any. Management does not anticipate the need for additional capital resources in the near future.

                            JUNE 30, DECEMBER 31,   REGULATORY
                              1997      1996       REQUIREMENTS
                            -------- ------------  ------------

Leverage capital ratio       13.35%    15.08%          N/A

Core capital as a percent
  of assets                  11.21%    14.37%         5.50%

Core capital as a percent
  of risk-based assets       18.41%    22.88%          N/A

Total capital as a percent
  of risk-based assets       19.62%    23.47%         8.00%


Liquidity as it relates to the subsidiary banks is a measure of their ability to fund loans and withdrawals of deposits in a cost-effective manner. Their principal sources of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of investment securities, income from operations, and short term borrowings. Additional sources include purchasing fed funds, sale of loans, borrowing from both the Federal Reserve Bank and Federal Home Loan Bank, capital loans. Also dividends paid by Nevahawk to Blackhawk provide an additional source to Blackhawk. Under present law, accumulated earnings could be paid as dividends without incurring a tax liability.

The liquidity needs of the Company consist of payment of dividends to its shareholders and a limited amount of expenses. The sources of funds to provide this liquidity are income from investments, maturities of investments, cash balances, issuance of capital and dividends from its subsidiary banks. Certain restrictions are imposed upon the Banks which could limit their ability to pay dividends if they did not have net earnings or adequate capital in the future. The Company maintains adequate liquidity to pay its expenses.

Off-balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $23.0 million as of June 30, 1997. This compares to $9.7 million at December 31, 1996. The bank's have historically funded off-balance sheet commitments with their primary sources of funds, and management anticipates that this will continue.

When used in this report, the words "believes," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those described in the forward-looking statements. Factors which could cause such a variance to occur included, but are not limited to, changes in interest rates, levels of consumer bankruptcies, customer loan and deposit preferences, and other general economic conditions.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (CONTINUED)

                                    PART II

                               OTHER INFORMATION

ITEM 4.SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 14, 1997, at the annual meeting of shareholders of the Company, the shareholders re-elected Jesse L. Calkins, Dennis M. Conerton, Kenneth A. Hendricks and George D. Merchant to three-year terms expiring in 2000. The vote, with respect to the re-election of each, was as follows:


         Jesse L. Calkins:
                 2,283,686 total votes eligible to be cast.
                 1,921,671 votes were represented at the Annual Meeting. 1,920,071 votes were case "For" re-election.
                        -0- votes were cast "Against" re-election.
                        1,600 votes abstained

         Dennis M. Conerton:
                 2,283,686 total votes eligible to be cast.
                 1,921,671 votes were represented at the Annual Meeting. 1,920,671 votes were cast "For" re-election.
                        -0- votes were cast "Against" re-election.
                        1,000 votes abstained.

         Kenneth A. Hendricks:
                 2,283,686 total votes eligible to be cast.
                 1,921,671 votes were represented at the Annual Meeting. 1,918,571 votes were cast "For" re-election.
                        -0- votes were cast "Against" re-election.
                        3,100 votes abstained.

         George D. Merchant:
                 2,283,686 total votes eligible to be cast.
                 1,921,671 votes were represented at the Annual Meeting. 1,918,871 votes were cast "For" re-election.
                        -0- votes were cast "Against" re-election.
                        2,800 votes abstained.

ITEM 6.     A)EXHIBITS

            See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

            B)REPORTS ON FORM 8-K

            There were no reports on Form 8-K filed during the second quarter of 1997.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (CONTINUED)



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Blackhawk Bancorp, Inc.
                                            ------------------------------
                                                     (Registrant)



Date:  August 14, 1997                          /s/Dennis M. Conerton
                                            ------------------------------
                                                Dennis M. Conerton
                                                President and
                                                Chief Executive Officer




Date:  August 14, 1997                            /s/ Jesse L. Calkins
                                            ------------------------------
                                                Jesse L. Calkins
                                                Senior Vice President
                                                (Chief Financial and
                                                Accounting Officer)

                            BLACKHAWK BANCORP, INC.
                               INDEX TO EXHIBITS


                                                      Incorporated    Filed
   Exhibit                       Herein By                Here-        Page
   Number    Description         Reference To:            with         No.
   -------------------------------------------------------------------------
   2.1     Plan of Acquisition   Exhibit 99.1 to Form
                                 8-K/A filed April 25,
                                 1997.

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


   27      Financial Data                                               X
           Schedule

