Form 10QSB
period 1997-09-30
BLACKHAWK BANCORP INC
filed 1997-11-14
CIK 857853

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                          YES    X                  NO
                                ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                               OUTSTANDING AT
                     CLASS OF COMMON STOCK   SEPTEMBER 30, 1997
                 -------------------------  -------------------
                     $.01 PAR VALUE          2,285,136 SHARES

                                    INDEX


                       PART I - FINANCIAL INFORMATION

                                                                                                           PAGE
                                                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS


     Consolidated Condensed Balance Sheets as of
      September 30, 1997 and December 31, 1996                                                               3

     Consolidated Condensed Statements of Income for the
      three months ended September 30, 1997 and 1996                                                         4

     Consolidated Condensed Statements of Income for the
      nine months ended September 30, 1997 and 1996                                                          5

     Consolidated Condensed Statements of Shareholders'
      Equity as of September 30, 1997 and December 31, 1996                                                  6

     Consolidated Condensed Statements of Cash Flows for the
      nine months ended September 30, 1997 and 1996                                                         7-8

     Notes to Consolidated Condensed Financial Statements                                                   9-12


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                               13-18


                          PART II - OTHER INFORMATION

ITEM 6.  A) EXHIBITS                                                                                       19

         B) REPORTS ON FORM 8-K                                                                            19

SIGNATURES                                                                                                 21


                   BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (UNAUDITED)




ASSETS                                                                                 SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                                                       ------------------    -----------------
Cash and cash equivalents                                                                       $ 10,792,000    $7,967,000
Federal funds sold and other short-term investments                                                1,693,000     4,678,000
Securities available for sale                                                                      9,277,000    10,702,000
Securities held to maturity                                                                       32,032,000    24,865,000

Total loans                                                                                      137,179,000    99,427,000
Allowance for loan losses (Note 3)                                                                 1,476,000     1,186,000
                                                                                                ------------    ----------
Net loans                                                                                        135,703,000    98,241,000

Bank premises and equipment, net                                                                   4,266,000     3,463,000
Accrued interest receivable                                                                        1,116,000     1,042,000
Goodwill (Note 8)                                                                                    464,000            --
Other assets                                                                                       3,787,000       526,000
                                                                                                ------------    ----------
   Total Assets                                                                                 $199,130,000  $151,484,000
                                                                                                ============  ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing                                                                         $ 17,063,000   $23,194,000
   Interest bearing                                                                              140,541,000    95,117,000
                                                                                                ------------    ----------
       Total Deposits                                                                            157,604,000   118,311,000
Borrowed Funds:
   Short-term borrowings (Note 4)                                                                 12,282,000     7,405,000
   Other borrowings (Note 5)                                                                       3,350,000     2,276,000
Accrued interest payable                                                                             836,000       680,000
Other liabilities                                                                                  2,235,000       784,000
                                                                                                ------------    ----------
   Total Liabilities                                                                             176,307,000   129,455,000
                                                                                                ------------    ----------

SHAREHOLDERS' EQUITY:
Preferred stock
   1,000,000 shares, $.01 par value per share
   authorized, none issued or outstanding                                                                 --            --
Common stock
   10,000,000 shares, $.01 par value
   per share authorized, 2,291,264 and
   2,285,864 shares issued and outstanding                                                            23,000        23,000
Additional paid-in capital                                                                         6,995,000     6,960,000
Employee stock options earned                                                                        122,000        95,000
Retained Earnings                                                                                 15,769,000    15,072,000
Treasury Stock                                                                                     (104,000)      (84,000)
FASB 115 Adjustment                                                                                   18,000      (11,000)
                                                                                                ------------    ----------
                                                                                                  22,823,000    22,055,000
Less: Deferred compensation related
   to employee stock ownership
plan debt guarantee                                                                                       --      (26,000)
                                                                                                ------------    ----------
Total Shareholders' Equity                                                                        22,823,000    22,029,000
                                                                                                ------------    ----------
   Total Liabilities and
Shareholders' Equity                                                                            $199,130,000  $151,484,005
                                                                                                ============  ============


See Notes to Unaudited Consolidated Condensed Financial Statements

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                           1997      1996
                                                           ----      ----
INTEREST INCOME:
           Interest and fees on loans                  $3,157,000  $2,191,000
           Interest on deposits with other banks           50,000       1,000
           Interest on investment securities:
           Taxable                                        573,000     562,000
           Exempt from federal income taxes                37,000      65,000
           Interest on federal funds sold
              and other short-term investments             41,000      30,000
                                                        ---------  ----------
           Total Interest Income                        3,858,000   2,849,000
                                                        ---------  ----------

INTEREST EXPENSE:
           Interest on deposits                         1,644,000   1,146,000
           Interest on short-term borrowings              126,000     160,000
           Interest on other borrowings                    48,000      36,000
                                                        ---------  ----------
           Total Interest Expense                       1,818,000   1,342,000
                                                        ---------  ----------
           Net Interest Income                          2,040,000   1,507,000
           Provision for loan losses (Note 3)              54,000      35,000
                                                        ---------  ----------
           Net Interest Income After
           Provision For Loan Losses                    1,986,000   1,472,000
                                                        ---------  ----------

OTHER OPERATING INCOME:
           Gain (loss) on sale of loans                    44,000      14,000
           Trust department income                         46,000      26,000
           Service fees                                   254,000     154,000
           Other income                                   116,000      56,000
                                                        ---------  ----------
           Total Other Operating Income                   460,000     250,000
                                                        ---------  ----------

OTHER OPERATING EXPENSES:
           Salaries and employee benefits                 858,000     560,000
           Occupancy expense of bank premises, net        140,000      78,000
           Furniture and equipment                         76,000      88,000
           Data processing                                125,000      84,000
           Other operating expenses                       489,000     252,000
                                                        ---------  ----------
           Total Other Operating Expenses               1,688,000   1,062,000
                                                        ---------  ----------

           Income Before Income Taxes                     758,000     660,000
           Provision for Income Taxes                     263,000     221,000
                                                        ---------  ----------
           Net Income                                   $ 495,000  $  439,000
                                                        =========  ==========
           Earnings Per Share                           $     .21  $      .19
                                                        =========  ==========
           Dividends Per Share                          $     .11  $      .10
                                                        =========  ==========



See Notes to Unaudited Consolidated Condensed Financial Statements

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                             NINE MONTHS ENDED
                                               SEPTEMBER 30
                                              1997        1996
                                              ----        ----
INTEREST INCOME:
  Interest and fees on loans               $8,413,000  $6,497,000
  Interest on deposits with other banks        72,000       2,000
  Interest on investment securities:
  Taxable                                   1,709,000   1,605,000
  Exempt from federal income taxes            109,000     183,000
  Interest on federal funds sold
     and other short-term investments         117,000     169,000
                                           ----------  ----------
  Total Interest Income                    10,420,000   8,456,000
                                           ----------  ----------

INTEREST EXPENSE:
  Interest on deposits                      4,264,000   3,427,000
  Interest on short-term borrowings           505,000     515,000
  Interest on other borrowings                151,000     138,000
  Total Interest Expense                    4,920,000   4,080,000
                                           ----------  ----------
  Net Interest Income                       5,500,000   4,376,000
  Provision for loan losses (Note 3)          129,000     120,000
                                           ----------  ----------
  Net Interest Income After
  Provision For Loan Losses                 5,371,000   4,256,000
                                           ----------  ----------

OTHER OPERATING INCOME:
  Gain (loss) on sale of loans                 44,000      54,000
  Trust department income                     137,000      89,000
  Service fees                                652,000     415,000
  Other income                                281,000     185,000
                                           ----------  ----------
  Total Other Operating Income              1,114,000     743,000
                                           ----------  ----------

OTHER OPERATING EXPENSES:
  Salaries and employee benefits            2,201,000   1,624,000
  Occupancy expense of bank premises, net     339,000     239,000
  Furniture and equipment                     237,000     269,000
  Data processing                             314,000     249,000
  Other operating expenses                  1,140,000     767,000
                                           ----------  ----------
  Total Other Operating Expenses            4,231,000   3,148,000
                                           ----------  ----------

  Income Before Income Taxes                2,254,000   1,851,000
  Provision for Income Taxes                  792,000     610,000
                                           ----------  ----------
  Net Income                               $1,462,000  $1,241,000
                                           ==========  ==========
  Earnings Per Share                             $.61        $.53
                                           ==========  ==========
  Dividends Per Share                            $.32        $.28
                                           ==========  ==========



See Notes to Unaudited Consolidated Condensed Financial Statements

                  BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (UNAUDITED)



                                                  NINE MONTHS      TWELVE MONTHS
                                                    ENDED             ENDED
                                                 SEPTEMBER  30,    DECEMBER 31,
                                                    1997              1996

Common Stock:
   Balance at beginning and end of period      $     23,000       $     23,000
                                               ------------       ------------

Additional Paid-in Capital:
   Balance at beginning of period                 6,960,000          6,946,000
   Stock options exercised                           35,000             14,000
                                               ------------       ------------
   Balance at end of period                       6,995,000          6,960,000
                                               ------------       ------------

Employee Stock Options Earned:
   Balance at beginning of period                    95,000             52,000
   Unearned employee compensation                    27,000             43,000
                                               ------------       ------------
   Balance at end of period                         122,000             95,000
                                               ------------       ------------
Retained Earnings:
   Balance at beginning of period                15,072,000         14,210,000
   Net income                                     1,462,000          1,728,000
   Dividends declared on common stock              (765,000)          (866,000)
                                               ------------       ------------
   Balance at end of period                      15,769,000         15,072,000
                                               ------------       ------------

Treasury Stock, at cost:
   Balance at beginning of period                   (84,000)                --
   Purchase                                         (20,000)           (84,000)
                                               ------------       ------------
   Balance at end of period                        (104,000)           (84,000)
                                               ------------       ------------

FASB 115 Adjustment:
  Balance at beginning of period                    (11,000)            37,000
  Net adjustment during period                       29,000            (48,000)
                                               ------------       ------------
  Balance at end of period                           18,000            (11,000)
                                               ------------       ------------

Other:
  Balance at beginning of period                    (26,000)           (79,000)
                                               ------------       ------------
  Principal payments on ESOP loan                    26,000             53,000
  Balance at end of period                               --            (26,000)
                                               ------------       ------------

Total Shareholders' Equity                     $ 22,823,000       $ 22,029,000
                                               ============       ============



See Notes to Unaudited Consolidated Condensed Financial Statements

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED

                                                              SEPTEMBER 30,
                                                          1997             1996
                                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                               $1,462,000    $1,241,000

   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
   Compensatory options recognized                              27,000
   Provision for loan losses                                   129,000       120,000
   Provision for depreciation and
      amortization                                             307,000       253,000
   Amortization of premiums (accretion of
      discounts) on investment securities, net                (51,000)      (57,000)
   (Gain) on sale of loans                                    (44,000)      (54,000)
   Loans originated for sale                               (8,705,000)   (3,834,000)
   Proceeds from sale of loans                               8,749,000     3,888,000
   Change in assets and liabilities:
   (Increase) decrease in accrued
      interest receivable                                      353,000      (45,000)
   (Increase) decrease in other assets                     (1,965,000)         9,000
   Increase (decrease) in accrued
      interest payable                                          46,000     (106,000)
   Increase (decrease) in other
      liabilities                                            (252,000)       (2,000)
                                                          ------------  ------------
   Net cash provided by operating activities                    56,000     1,413,000
                                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of available-
      for-sale securities                                    5,746,000    20,666,000
   Purchase of available-for-sale securities               (4,321,000)  (21,143,000)
   Proceeds from maturity of held-to-maturity securities    15,575,000     6,296,000
   Purchase of held-to-maturity securities                (15,951,000)   (8,392,000)
   Net cash used in acquisition                              (199,000)           ---
   Decrease in federal funds sold and
      other short-term investments, net                      2,985,000     7,133,000
   Loans originated, net of
      principal collected                                  (1,276,000)   (1,891,000)
   Purchase of bank premises and equipment                   (293,000)      (60,000)
                                                          ------------  ------------
   Net cash provided by (used in)
      investing activities                                   2,266,000     2,609,000
                                                          ------------  ------------


See Notes to Unaudited Consolidated Condensed Financial Statements.

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
                                 (UNAUDITED)



                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               1997           1996
                                                                               ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised                                               $    35,000          $    14,000
  Purchase of Treasury Stock                                                (20,000)             (84,000)
  Net (decrease) in deposits                                             (4,699,000)          (8,951,000)
  Net increase (decrease) in  borrowings                                  5,952,000            4,930,000
  Cash dividends paid                                                      (765,000)            (638,000)
                                                                        -----------          -----------
  Net cash (used in) financing activities                                   503,000           (4,729,000)
                                                                        -----------          -----------
  Net increase (decrease) in cash and
    cash equivalents                                                      2,825,000             (707,000)


CASH AND CASH EQUIVALENTS:
  Beginning of Period                                                     7,967,000            7,590,000
                                                                        -----------          -----------

  End of Period                                                         $10,792,000          $ 6,883,000
                                                                        ===========          ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
    Interest                                                            $ 4,653,000          $ 4,186,000
    Income taxes                                                            664,000              477,000

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
  ACTIVITIES:
  Other assets acquired in settlement of loans                              210,000              170,000
  Principal payments on ESOP loan (Note 5)                                   26,000               40,000



See Notes to Unaudited Consolidated Condensed Financial Statements.

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              September 30, 1997

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


             In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.


             The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2. Non-Performing Loans


             Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:



                                                                               SEPTEMBER 30,           DECEMBER 31
                                                                               -------------           -----------
                                                                             1997       1996              1996
                                                                             ----       ----              ----
             Impaired loans                                               $  228,000   $       --    $     445,000
             Non-accruing loans                                           $  369,000      719,000          443,000
             Past due 90 days or more
                  and still accruing                                      $  181,000       73,000          252,000
                                                                          ----------   ----------    -------------
             Total non-performing loan                                    $  778,000   $  792,000    $   1,140,000
                                                                          ==========   ==========    =============


Note 3:  Allowance For Loan Losses

             A summary of transactions in the allowance for loan losses is as follows:

                                             THREE MONTHS ENDED
                                                 SEPTEMBER 30
                                               1997        1996
                                             ----------  ----------
             Balance at beginning of period  $1,459,000    $993,000
             Provision charged to expense        54,000      35,000
             Loans charged off                  (40,000)    (25,000)
             Recoveries                           3,000       6,000
                                             ----------  ----------
             Balance at end of period        $1,476,000  $1,009,000
                                             ==========  ==========

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997


Note 3:  Allowance For Loan Losses (Continued)



                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                             1997           1996
                                                          ----------    -------------
         Balance at beginning of period                   $ 1,186,000     $   929,000
         Allowance associated with acquisition                345,000              --
         Provision charged to expense                         129,000         120,000
         Loans charged off                                   (206,000)        (79,000)
         Recoveries                                            22,000          39,000
                                                          -----------     -----------
         Balance at end of period                         $ 1,476,000     $ 1,009,000
                                                          ===========     ===========

Note 4.  Short-Term Borrowings

         A summary of short-term borrowings is as follows:

                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           1997              1996
                                                           ----              ----
 Securities sold under agreement to repurchase            $ 8,932,000     $ 7,405,000
 Federal Funds Purchased                                    3,350,000              --
                                                          -----------     -----------
                                                          $12,282,000      $7,405,000
                                                          ===========     ===========


Note 5.  Other Borrowings



                                                       SEPTEMBER 30,      DECEMBER 31,
                                                            1997             1996
                                                            ----             ----
         ESOP Debt Guarantee                              $        --     $    26,000
         FHLB Borrowings                                    3,350,000       2,250,000
                                                          -----------    ------------

                                                          $ 3,350,000      $2,276,000
                                                          ===========    ============



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


 The bank has established a line of credit with the Federal Home Loan Bank ("FHLB"). Periodic draws are taken against this line to fund specific loans. The total line of credit is $16,900,000, with an available balance of $13,550,000.


Note 6. Stock Option Plan


 Under the Company's 1994 Director's and Executive Stock Option Plans, options are granted at prices equal to the fair market value for directors and at prices from 90% to 100% of fair market value for key employees. The options vest over three years and are exercisable to 10 years from the date of grant. Other pertinent information related to the plans is as follows:

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 1997
                                 (CONTINUED)




Note 6.  Stock Option Plan (continued)

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1997             1996
                                                  -------------     ------------
Shares under option, beginning of year                275,776       262,235
   Granted during the year                             31,350        17,300
   Terminated and canceled during the year             (1,000)         (510)
   Exercised during the year                           (8,550)       (3,249)
                                                      -------       -------
Shares under option, end of period                    297,576       275,776
                                                      =======       =======
Options exercisable, end of period                    212,926       184,492
                                                      =======       =======
Available to grant, end of period                      83,000       114,300
                                                      =======       =======
Average prices: Granted during the period              $11.40        $11.20
   Exercised during the period                         $ 4.02        $ 5.25
   Under option                                        $ 7.56        $ 7.02




Note 7.  Commitments and Contingent Liabilities


         A summary of the amount of exposure to credit loss for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding is as follows:


                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1997           1996
                                                     -----------  ----------
        Loan commitments                             $21,476,000  $9,328,000
        Standby letters of credit                        248,000     356,000
                                                     -----------  ----------
                                                     $21,724,000  $9,684,000
                                                     ===========  ==========

Note 8.  Acquisition of Rochelle Bancorp, Inc.



                On April 30, 1997 the company completed its acquisition of Rochelle Bancorp Inc. (Rochelle). Rochelle was the parent bank holding company of Rochelle Savings Bank, Rochelle, Illinois. Cash of $4,173,000 was paid for the 554,875 outstanding shares of Rochelle.
         The acquisition was recorded using purchase accounting. Rochelle's consolidated financial condition has been included in the Company's consolidated balance sheet as of September 30, 1997, and Rochelle's consolidated results of operations have been reflected in the Company's consolidated statements of income beginning as of the acquisition date.


                On a pro forma basis, the pro forma total income, net income, and net income per share for the three and nine months ended September 30, 1997 and 1996 after giving effect to the Rochelle's acquisition as if it occurred on January 1, 1996 are as follows:





                           THREE MONTHS ENDED              NINE MONTH ENDED

                              SEPTEMBER 30                  SEPTEMBER 30
                           1997          1996             1997        1996
                      ---------------------------     --------------------------
Total Income          $  4,318,000   $  4,060,000     $13,065,000  $  12,350,000
Net Income                 495,000        479,000       1,462,000      1,371,000
Net Income per share           .21            .21             .61            .59

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 1997
                                 (CONTINUED)


Note 9.  Mortgage Servicing Rights


         Mortgage loan servicing rights were acquired with the Company's purchase of Rochelle Bancorp, Inc. (Note 8).


         Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $52,637,000 and $0 at September 30, 1997 and December 31, 1996,
         respectively.


         Mortgage servicing rights of $51,000 and $0 were capitalized in the nine months ended September 30, 1997 and 1996, respectively. Mortgage servicing rights have a fair value of $523,000 and $0 at September 30, 1997 and December 31, 1996, respectively. Amortization of mortgage servicing rights was $22,000 and $0 for the nine months ended September 30, 1997 and 1996, respectively.


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


                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30              SEPTEMBER 30
                               1997           1996           1997      1996
                               ------------------------  --------------------
   Basic Earnings Per Share     $ 0.22        $ 0.19        $ 0.64    $ 0.54
   Diluted Earnings Per Share   $ 0.21        $ 0.19        $ 0.61    $ 0.53

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL


                       CONDITION AND RESULTS OF OPERATION


The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of September 30, 1997 and December 31, 1996 and the consolidated condensed statements of income for the three and nine months ended September 30, 1997 and 1996. This information is not meant to be a substitute for the balance sheets and income statements.


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


Results of operations of Rochelle and MAC are incorporated in the Company's statements from the acquisition date forward. The impact on the Company's net income for 1997 is expected to be positive.


Net income for the three months ended September 30, 1997 was $495,000 compared to $439,000 for the similar period in 1996. For the nine months ended September 30, 1997 net income was $1,462,000 compared to $1,241,000 for nine months ended September 30, 1996. The discussion that follows will provide information about the various areas of income and expense that resulted in the aforementioned results.


                        THREE MONTHS ENDED SEPTEMBER 30


For the three months ended September 30, 1997, interest income was $3,858,000 compared to $2,849,000 for the same period in 1996. This increase of approximately 35.4% ( $1,009,000) was primarily the result of increased volumes from the Rochelle purchase.


Interest and fees on loans increased to $3,157,000 in the third quarter of 1997 compared to $2,191,000 in the same period of 1996. The average balance of loans was $135.9 million in 1997 compared to $94.0 million in 1996. The average yield on loans decreased to 9.29% in the third quarter of 1997 from 9.32% in the same period in 1996. Nearly all of the increased loan income was the result of increased volume and loan mix. At the beginning of the quarter Rochelle completed the sale of $5.5 million of fixed rate mortgages. The proceeds were invested in securities and other short-term investments. This resulted in the moving of income from loans to investments in the third quarter. Over the next year it is anticipated that these funds will be used to fund new loans.


Investment income on taxable securities was $573,000 for the three months ended September 30, 1997 compared to $562,000 for the same three months in 1996. The increase was due to increased rates. The average yield on taxable investments for the quarter was 6.37%. Interest income from tax exempt securities decreased to $37,000 from $65,000 in 1996. The average yield increased, but the average volume for the quarter decreased from approximately $5.5 million to $3.3 million.


Interest from fed funds sold and other short-term investments increased to $41,000 in 1997 from $30,000 in 1996. Average fed funds sold decreased to $1.6 million in 1997 from $2.2 million in 1996, accounting for the decreased income in this category. The yield was greater on fed funds in the third quarter of 1997 than in the same period in

1996.


Interest paid on deposits increased to $1,644,000 in the three months ended September 30, 1997 compared to $1,146,000 for the same period in 1996. The average balance of interest bearing deposits increased to $140.6 million in 1997 compared to $96.9 million in 1996, approximately 45.1%. A larger percentage of these deposits was in the lower rate accounts which resulted in a lower average rate on interest bearing deposits in 1997 compared to 1996. The average rates were 4.68% and 4.73%, in 1997 and 1996 respectively. The actions of the Federal Reserve will affect the level and direction of interest rates in the future. Management is not able to predict their actions but, at this time, no significant changes are expected during the fourth quarter of 1997.


Interest on short-term borrowings decreased to $126,000 in 1997 from $160,000 in 1996, for a reduction of $34,000. Repurchase agreements and fed funds purchased had a lower average balance in 1997 than in 1996, $9.8 million and $12.1 million, respectively. The interest rates paid decreased to 5.14% in 1997 from 5.32% in 1996.


Other borrowings, which are represented by Federal Home Loan Bank ("FHLB") advances, incurred an interest expense of $48,000 in the third quarter of 1997 compared to $36,000 in the same period of 1996. This was the result of average borrowings from the FHLB increasing to $3.6 million in 1997 from $2.3 million in 1996.


The provision for loan loss was $54,000 for the three months in 1997 compared to $35,000 in 1996. Approximately 17% of the 1997 provision is attributable to the new Rochelle operation. It is management's opinion that this amount is an adequate provision.


Total other operating income increased to $460,000 from $250,000 for the three months ended September 30, 1997 and 1996, respectively. Gain on sale of loans in the third quarter of 1997 was $44,000 compared to $14,000 in 1996. Service fees increased to over $254,000 in 1997 from $154,000 in 1996. Most of this amount is attributable to checking account fees. The increase was due primarily to Rochelle although Blackhawk experienced an increase of 10%. Fees generated from trust activities, credit cards, the sale of non-deposit investments and other activities were $162,000 for the three months ended September 30, 1997 compared to $82,000 in the same period in 1996. Approximately 60% of the increase is attributable to activities of the Rochelle operation. Rochelle does not currently have a trust department.


Total other operating expenses increased to $1,688,000 for the three months ended September 30, 1997 compared to $1,062,000 for the same period in 1996.
Of the $626,000 increase, nearly $300,000 can be attributed to the salary and benefits area. The salaries and benefits at the acquired company is responsible for a large percentage of this increase. The increases of expense amounts in the areas of occupancy, data processing and other operating expenses can almost entirely be attributed to the acquired operation.


Income taxes increased to $263,000 from $221,000. This increase was due to a larger amount of income before taxes and a higher effective tax rate of 34.7% in 1997 verses 33.5% in 1996.


                         NINE MONTHS ENDED SEPTEMBER 30


Total interest income for the nine months ended September 30 was $10,420,000 and $8,456,000, in 1997 and 1996, respectively. Nearly all of the increase was attributable to interest and fees on loans. This increase was due primarily to increased volume although the yield increased slightly. The average loan balance for the first nine months of 1997 was $121.6 million, compared to $94.1 million in 1996. The average yields were 9.22% and 9.20%, 1997 and 1996, respectively.


Interest on taxable securities increased to $1,709,000 for the nine months
ended September 30, 1997 from $1,605,000 for the same period in 1996.   All of
this increase is attributable to an increase in yield which was more than enough to offset the loss of income due to lower volume.

Interest from tax exempt securities was $109,000 in 1997 compared to $183,000 in 1996. The lower income was the result of both lower volume and lower average yields.

The income from fed funds sold and other short term investments was $117,000
for the first nine months of 1997 compared to $169,000 in 1996.   The increase
due to a slightly higher yield was not sufficient to offset the reduction of income due to the lower volume in 1997 compared to 1996.


Interest on deposits was $4,264,000 for the nine months ended September 30, 1997 compared to $3,427,000 for the same period in 1996. Nearly all of this increase can be attributed to greater volume which resulted from the acquisition of Rochelle. IRAs and CD's experienced a higher average rate in 1997 than in 1996, (5.82% and 5.76%, respectively). Although 1997 has not been an increasing interest rate environment, maturing deposits have rates lower than the rates being offered, thus the average yields increased. As a result, the average rates on IRAs and CDS are increasing.


Interest on short-term borrowings, consisting of repurchase agreements and fed funds purchased, was $505,000 in 1997 compared to $515,000 in 1996. The decrease in the average balance of these borrowings was enough to offset a
slight increase in rate.   Interest on other borrowings represents interest
paid on borrowings from the Federal Home Loan Bank ("FHLB"). The increase to $151,000 from $138,000 for the periods ended September 30 1997 and 1996 respectively was the result of additional borrowings by Blackhawk.


The provision for loan loss was $129,000 in 1997 compared to $120,000 in 1996. The additional provision was due to Rochelle. The provision by Blackhawk was the same for both 1997 and 1996. Management is of the opinion that the current provision is adequate.


For the nine months of 1997, total other operating income was $1,114,000 compared to $743,000 for the same period in 1996. Included in these figures are service fees which were $652,000 in 1997 compared to $415,000 in 1996. The majority of these are fees associated with primarily checking accounts. Approximately $67,000 of the increase in service fees are the result of a larger number of accounts and an increased fee schedule from Blackhawk. The remaining $160,000 of the increase was from Rochelle. Two other areas that experienced sizeable increases were trust department income and other income. Trust income increased to $137,000 in 1997 from $89,000 in 1996. This was entirely the result of an increase in trust accounts at Blackhawk. The increase of other income to $281,000 from $185,000 in 1996 was due to increased fees from the investment center and revenue from Rochelle.


Total other operating expenses were $4,231,000 for the nine months of 1997 compared to $3,148,000 for the same period of 1996. The largest amount of the $1,083,000 increase was in salaries and employee benefits which experienced an increase of $577,000. Of this amount approximately $408,000 was due to the
acquisition.   A significant portion of the balance was the result of opening an in-store branch in Wal Mart early in the third quarter, by Blackhawk. Occupancy costs increased $100,000 of which $79,000 is attributable to Rochelle. Most of the remaining increase was the result of opening the in-store branch. Data processing costs also increased significantly. This also was the result of the Rochelle acquisition. Of the $373,000 increase in other operating expenses, $1,140,000 in 1997 compared to $767,000 in 1996, $290,000 is due to Rochelle.


The income tax provision was $792,000 in 1997 compared to $610,000 in 1996. These amounts represent effective tax rates of 35.1% and 3.0% respectively.


                        ANALYSIS OF FINANCIAL CONDITION


This analysis of the Company's financial condition compares September 30, 1997 to the Company's prior fiscal year end December 31, 1996. Total assets were $199.1 million as compared to $151.5 million as of December 31, 1996. This represents an increase of approximately $47.6 million or 31.4%. The purchase of Rochelle, which was completed on April 30, 1997, accounted for virtually all of the overall increase.


Total investment securities, including securities held-to-maturity, securities available-for-sale, fed funds sold and short-term investments, were $43.0 million as of September 30, 1997, as compared to $40.2 million as of December 31, 1996. The reduction of Blackhawk's investments resulting from the funding of the increase in loans and the purchase of Rochelle was offset by the securities acquired with the Rochelle acquisition and subsequent purchases by Rochelle.

Loans totaled $137.2 million on September 30, 1997 as compared to $99.4 million on December 31, 1996, an increase of $37.8 million or 38.0%. Approximately $34.2 million or 90%, of the increase is the result of the Rochelle acquisition and of these, $28.8 million are real estate loans. At the beginning of the quarter Rochelle completed the sale of $5.5 million of fixed rate mortgages. The proceeds were invested in securities and other short-term investments.
Over the next year it is anticipated that these funds will be used to fund new loans. Diversification of Rochelle's loan portfolio, as to type of loans, will be an objective going forward. Loan demand continues to be steady. The strength of loan demand for the balance of 1997 will depend to some extent on what action the Federal Reserve Bank takes with regard to interest rates.


Allowance for loan losses was $1.5 million as of September 30,1997 as compared to $1.2 million as of December 31, 1996. Footnote 3 to the financial statements indicates the activity in the allowance for loan loss account for the three months and nine months ended September 30, 1997 and 1996. Non-performing loans (see Footnote 2) as of September 30, 1997 were $.8 million. The potential loss resulting from these loans has been provided for in management's determination of the adequacy of the loan loss reserve. Management believes that the allowance is adequate at this time.


Bank premises and equipment increased 24% to $4.3 million as compared to $3.5 million at December 31, 1996. This increase of $800,000 was primarily the result of the Rochelle acquisition as there have not been any significant purchases in 1997.


Total deposits of $157.6 million as of September 30, 1997 was an increase of $39.3 million as compared to $118.3 million as of December 31, 1996. Non-interest bearing deposits decreased to $17.1 million from $23.2 million as of December 31, 1996. Several commercial customers have historically increased their demand deposit balances at year end. As a result, subsequent interim reporting dates typically have balances lower than the previous year-end. The non-interest bearing deposits acquired with Rochelle was not sufficient to overcome this reduction. The 48% increase in interest-bearing deposits to $140.5 million compared to $95.1 million, was primarily the result of Rochelle. Excluding Rochelle, the increase would have been approximately 2%.
Competition for deposit dollars continues to be intense. As a result, dramatic growth of deposits is not anticipated during the balance of 1997.


The items included in short-term borrowings and other borrowings is discussed in Footnotes 4 and 5 to the financial statements, respectively. The increases in these categories were used to fund the increase in the loan portfolio and other liquidity needs of Blackhawk. The use of borrowings, both short and long, will be utilized as future needs arise.


The company continues to maintain an excellent capital position regardless of the measurement used. The following table shows four different measurements as of September 30, 1997 and December 31, 1996, and the regulatory requirement, if any. Management does not anticipate the need for additional capital resources in the near future.







                             SEPTEMBER 30    DECEMBER 31,    REGULATORY
                                1997            1996        REQUIREMENTS
                                ----            ----        ------------

   Leverage capital ratio      12.63%         15.08%            N/A

   Core capital as a percent
       of assets               10.87%         14.37%            5.50%

   Core capital as a percent
       of risk-based assets    18.03%         22.88%             N/A

   Total capital as a percent
       of risk-based assets    19.63%         23.47%            8.00%

Liquidity as it relates to the subsidiary banks is a measure of their ability to fund loans and withdrawals of deposits in a cost-effective manner. Their principal sources of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of investment securities, income from operations, and short term borrowings. Additional sources include the purchase of fed funds, sale of loans, borrowing from both the Federal Reserve Bank and Federal Home Loan Bank, and capital loans. Also dividends paid by Nevahawk Investments, Inc. ("Nevahawk") to Blackhawk provide an additional source to Blackhawk. Nevahawk is the investment subsidiary of Blackhawk. Under present law, accumulated earnings could be paid as dividends without incurring a tax liability.


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


Off-balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $21.7 million as of September 30, 1997. This compares to $9.7 million at December 31, 1996. The bank's have historically funded off-balance sheet commitments with their primary sources of funds, and management anticipates that this will continue.


When used in this report, the words "believes," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those described in the forward-looking statements. Factors which could cause such a variance to occur include, but are not limited to, changes in interest rates, levels of consumer bankruptcies, customer loan and deposit preferences, and other general economic conditions.

                                    PART II


                               OTHER INFORMATION



ITEM 6.

  A)  EXHIBITS


  See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.


  B)  REPORTS ON FORM 8-K


  There were no reports on Form 8-K filed during the third quarter of 1997.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Blackhawk Bancorp, Inc.
                                          -----------------------
                                                (Registrant)

Date:  November 11, 1997                  /s/ Dennis M. Conerton
                                          -----------------------
                                          Dennis M. Conerton
                                          President and Chief Executive Officer


Date:  November 11, 1997                  /s/ Jesse L. Calkins
                                          -----------------
                                          Jesse L. Calkins
                                          Senior Vice President
                                          (Chief Financial and
                                          Accounting Officer)

                           BLACKHAWK BANCORP, INC.


                              INDEX TO EXHIBITS




                                      Incorporated           Filed
        Exhibit                       Herein By              Here-  Page
        Number   Description          Reference To:          with   No.
        -------  -------------------  ---------------------  -----  ----
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


        27       Financial Data       X                                    21
                 Schedule