Form 10KSB
period 1997-12-31
BLACKHAWK BANCORP INC
filed 1998-03-31
CIK 857853

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
                                 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X    No    .
                                              ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                               ---

          Revenue for the year ended December 31, 1997 was $15,843,928

As of March 20, 1998, 2,287,136 shares of common stock were outstanding and the aggregate market value (based on the bid price at March 20, 1998) of the shares held by non-affiliates (excludes shares reported or beneficially owned by directors and officers - does not constitute an admission to affiliate status) was approximately $19,882,766.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference in the respective parts hereof indicated:
1. Proxy Statement and Annual Meeting of Stockholders, on May 14, 1997, dated April 2, 1997.

                   Index of Exhibits on Page 63.Page  1 of 72

                            BLACKHAWK BANCORP, INC.

                        FORM 10-KSB - TABLE OF CONTENTS


                                  PART I  PAGE

Item 1 Business...................................................        3

Item 2 Properties.................................................       10

Item 3 Legal Proceedings .........................................       11

Item 4 Submission of Matters To a Vote of Security Holders........       11

PART II

Item 5   Market for the Registrant's Common Stock and
      Related Stockholder Matters.................................       11

Item 6   Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations..................................................       11

Item 7   Financial Statements and Supplemental Data...............       18

Item 8   Changes in and Disagreements with
      Accountants on Accounting and Financial
      Disclosure..................................................       60

PART III

Item 9   Directors and Executive Officers of the
      Registrant..................................................       60

Item 10   Executive Compensation..................................       60

Item 11   Security Ownership Of Certain Beneficial
       Owners and Management......................................       60

Item 12   Certain Relationships and Related
       Transactions...............................................       60

PART IV

Item 13    Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K........................................       60

Signatures........................................................       61

                                     PART I

ITEM 1 BUSINESS

GENERAL. Blackhawk Bancorp, Inc., (the "Company"), was incorporated under the laws of the state of Wisconsin in November 1989. The Company owns and operates two subsidiariy finacial institutions (the "Bank's"), Blackhawk State Bank ("Beloit"), located in Beloit, Wisconsin, and Blackhawk State Bank, s.b. ("Rochelle"), located in Rochelle, Illinois.

Beloit is a Wisconsin - chartered commercial bank operating out of five branches in the Greater Beloit Area, three conventional branches and two
in-store branches.   Beloit has one subsidiary, Nevahawk Investments, Inc.
("Nevahawk") discussed below under "Investment Activities". Beloit's principal business consists of attracting deposits from the general public and originating loans. In addition, Beloit invests in various types of securities, operates a trust department and maintains an office of Robert Thomas Securities, Inc.

As of May 1, 1997, the Company acquried substantially all of the outstanding shares of Rochelle Bancorp, Inc. ("Rochelle"), which wholly owned all of the shares of Rochelle Savings Bank ("Savings Bank"). Subsequent to this purchase, the Savings Bank's name was changed to Blackhawk State Bank, s.b. Rochelle operates out of one branch in Rochelle, Illinois and one in Oregon, Illinois. Rochelle has also received approval to open a branch in Roscoe, Illinois. This branch opened March 9, 1998. Rochelle also wholly owns Midland Acceptance Corp. ("Midland"). Midland is a finance company with office locations in Rochelle and Rockford, Illinois. Rochelle's principal business consists of attracting deposits from the general public and originating loans. Subsequent to the Company's year-end, an application has been made to branch the operations of Rochelle into those of Beloit. It is expected that this will occurr March 31, 1998.

The principal sources of funds for the Bank's lending activities are deposit accounts, amortization and prepayment of loans, short-term borrowings, and funds provided from operations. The principal sources of income are interest and fees on loans, interest on investments and non-interest income, consisting of fees for services, service charges and trust department fees.

LENDING ACTIVITIES. A majority of the loans in the Bank's loan portfolios are secured by residential or commercial real estate. Substantially all of the real estate securing the mortgage loans is located within thirty minutes of the Bank's main offices. Management of the Company has restructured the loan portfolio of Beloit to decrease the concentration of mortgage loans and increase commercial and installment loans. Management of the Company ancticipates the same restructuring of the loan portfolio of Rochelle. The Analysis of Loan Portfolio, Table 2 of Item 7, shows the changes in the types of loans from 1995 through 1997.

Commercial loans are either collateralized by assets other than real estate or are unsecured. Interest rates on commercial loans are generally tied to an index adjustable monthly and therefore more rate sensitive than mortgage loans. Consumer and installment loans are generally secured by junior liens on real estate, automobiles or boats. A substantial percentage of automobile and boat loans in Beloit's portfolio were purchased from area dealers. Beloit also offers credit cards and home equity lines of credit.

Rochelle serivces approximately $42.0 million in single one-to-four family loans in addition to the loans recorded on it's books. Substantially all of these loans are 100% sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Rochelle is beginning the process of originating consumer and installment loans. Prior to this, Midland was the source of the majority of its consumer type loans. Midland generally is a sub-prime lender, and has approximately $2.0 million in outstanding loans.

INVESTMENT ACTIVITIES. The investment policy under which the Company and its subsidiaries operate normally limits investments to: 1) U.S. Treasury and government agency securities with maturities of 5 years or less; 2) mortgage-backed securities, limited to no more than 30% of the investment portfolio, with an average life of 5 1/2 years or less; 3) municipal securities rated "A" or better, unless they are tax-anticipation notes issued by Wisconsin issuers whose long-term debt is rated at least "A" or if unrated, are judged by management to possess investment characteristics comparable to "A" rated debt securities; and 4) corporate bonds and notes rated "A" or better with a maturity of 4 years or less.

Security investments made to a single entity are limited to 20% of its capital and surplus. This limitation does not apply to investments in obligations of the United States Treasury, Federal Land Banks, Federal Home Loan Banks, Federal Farm Credit Banks, Federal National Mortgage Association, Export-Import Bank of Washington or obligations fully and unconditionally guaranteed by the United States. It is the Company's and its subsidiaries intention to hold securities until maturity and are classified as such for IRS purposes. The Financial Accounting Standards Board ("FASB") Statement 115 was adopted in 1994. Generally, the securities held by Beloit are classified as available-for-sale whereas the securities held by the Company, Nevahawk and Rochelle are classified as held-to-maturity.

Beloit's portfolio, approximately $9.0 million, is managed at its main office. Beloit may purchase the same types of securities under the same general restrictions as are noted above. In addition, commercial paper, bankers acceptances and bank certificates of deposit are authorized investments to provide additional liquidity in the investment portfolio.

During 1991, Beloit transferred approximately $21.5 million worth of its investment securities to Nevahawk, it's wholly-owned subsidiary located in Las Vegas, Nevada. Currently, the portfolio under management by Nevahawk is approximately $25.0 million.

Rochelle's portfolio, approximately $6.0 million, is managed at its main office. Rochelle may purchase the same types of securities under the same general restrictions as are noted above. The majority of Rochelle's portfolio is in shorter-term maturities.

The Company can maintain an investment portfolio that consists of securities
similar to those mentioned above.   At December 31, 1997 securities held by the
Company were minimal.

DEPOSIT ACTIVITIES. Deposits are divided between interest bearing and non-interest bearing. Non-interest bearing deposits consist of checking accounts of individuals and non-personal entities. The interest-bearing deposits include savings accounts , money market deposit accounts, certificates of deposit, individual retirement accounts, NOW accounts and check club accounts. The Bank's have few depositors with account balances in excess of $100,000, during 1997 Beloit acquired approximately $1.0 million in brokered deposits. The Bank's attracts deposits by offering competitive interest rates for interest-bearing accounts and services on a competitive basis for non-interest bearing accounts.


TRUST SERVICES. Through a separate department Beloit provides personal trust services, including acting as trustee for living and testamentary trusts, and as an agent, custodian, guardian, conservator, personal representative or administrator for individuals or their estates. Trust offices are maintained at Blackhawk Beloits's main location.


OTHER SERVICES. The Bank's provide a wide range of other banking services for both retail and commercial customers. Beloit also provides full-service brokerage services through Robert Thomas Securities, Inc. and Rochelle provides mutual fund and annuity sales through AON services.

COMPETITION. Banks experience intense competition in both attracting and retaining deposits and in making loans. The Bank's direct competition for deposits has come from other commercial banks, savings and loan associations,
credit unions, mutual funds and stock brokerage firms.   In addition to
offering competitive types of accounts and interest rates, the principal methods used by the Bank's to attract deposits included the offering of a variety of services, convenient business hours, and branch locations.


Competition in making real estate loans comes principally from savings and loan associations, mortgage companies and other commercial banks. Consumer loans provided by credit unions, finance companies and other commercial banks provide the competition in this area. Other commercial banks are the major competition for commercial loans.


EMPLOYMENT. As of December 31, 1997, the Company and the Bank's had 126 employees, of which 103 were employed on a full time basis. The fringe benefits generally provided to qualified employees include health insurance, long-term disability insurance, a flexible compensation plan (cafeteria plan), a defined non-contributory pension plan and an employee stock ownership plan. Management considers its relations with employees to be excellent.


SUPERVISION AND REGULATION. The Company and the Bank's are extensively regulated under federal and state law. Any descriptions of statutory and regulatory provisions contained in the following discussion are qualified in their entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulations may have a material effect on the Company.

THE COMPANY. On March 27, 1990, the Company received approval from the Federal Reserve Board (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), to become a registered bank holding company by acquiring all of the capital stock of. As a result, since consummation of the Conversion on May 16, 1990, the Company's activities have been subject to limitations imposed under the BHC Act. Transactions between the Company and the Bank's and their affiliates are also subject to certain restrictions. As a registered bank holding company, the Company is subject to various filing requirements of the FRB and is also subject to examination by the FRB.


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


Under the BHC Act, bank holding companies are prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company. A bank holding company may, however, own shares of a company, the activities of which the FRB has determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto; the holding company itself also can engage in such activities. With the acquisition of Rochelle, the Company also acquired the outstanding stock of Midland, which is a finance company, and as such is an activity closely related to banking activities. The Company does not have any other current plans to seek approval to acquire any of these bank related activities. However, it may determine to do so in the future.


The FRB has adopted capital guidelines as to both minimum levels of core capital and risk-based capital. The minimum core capital requirement ranges from 3% to 5% of total assets depending upon the regulator's determination of the holding company's strength. The guidelines assign risk weightings to assets and off-balance sheet items, and have minimum risk-based capital ratios. All bank holding companies are required to have total consolidated capital of 8% of risk-weighted assets. Core capital consists principally of stockholders' equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. Table 12, filed elsewhere in this report, reflects various regulatory measures of capital as of December 31, 1997. The Company's core and risk-based capital ratios, as shown in the table are well above the minimum levels.


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


THE BANK's. Wisconsin-chartered banks, including the Beloit, are regulated and supervised by the Wisconsin Department of Financial Institutions. Each Wisconsin-chartered bank is required to be examined at least once each year by either the Commissioner or its primary federal regulator. The approval of the Commissioner is required to establish or close branches, merge with other banks and undertake many other activities.


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


Nevahawk can pay dividends to Beloit from retained earnings without any tax consequences. There are no plans, at the present, for Nevahawk to pay dividends in 1998. This status will be reviewed by Nevahawk at its regular board meetings.



FEDERAL DEPOSIT INSURANCE CORPORATION. Both of the Bank's deposit accounts are insured by the FDIC. FDIC insurance, at the present time, generally insures up to a maximum of $100,000 per insured depositor. The FDIC imposes an annual assessment on deposits. Effective January 1, 1993, premiums are assessed on the basis of a risk rating assigned by the FDIC. Since that time the Bank's premium has been at the lowest available rate. Beginning in 1997, financial institutions insured by the FDIC are required to contribute to the FICO bond refinancing. As a result, the Bank's will pay an assessment ranging from $.0124 to $.0067 per hundred dollars of deposits. This is expected to occur through the year 2003.


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


OTHER ASPECTS OF FEDERAL AND STATE LAW. The Bank's are also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency reporting, insider and affiliated party transactions, management interlocks, community reinvestment, truth-in-lending, electronic funds transfers, truth-in-savings and equal credit opportunity.


Proposals for new legislation or rule making affecting the financial services industry are continuously being advanced and considered at both the national and state levels. Proposals are primarily focused upon restructuring and strengthening regulation and supervision to reduce the risks to which assets of banks and savings institutions are exposed.


Although further changes in the regulatory framework may be enacted, specific provisions and their ultimate effect upon the business of the Bank and the Company cannot be reliably.


GOVERNMENTAL MONETARY POLICIES AND ECONOMIC CONDITIONS. The earnings of the Bank's and the Company are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. In particular, the FRB influences general economic conditions and interest rates through the regulation of money and credit conditions. It does so primarily through open-market operations in U.S. Government Securities, varying the discount rate on member and nonmember bank borrowings, and setting reserve requirements against bank deposits. FRB monetary policies have had a significant effect on the operating results of banks in the past and are likely to continue to do so in the future. The general effect, if any, of such policies upon the future business and earnings of the subsidiary bank cannot be accurately predicted. In addition, losses sustained by the federal insurance funds and regulatory costs incurred in connection with failed or failing insured depository institutions continue to be assessed to those within the industry. As such, future earnings will be adversely affected by regulations enacted to cover these losses and costs. Past increases in FDIC insurance premiums are an example of this.

EXECUTIVE OFFICERS


     NAME AND AGE               PRINCIPAL OCCUPATION


     Dennis M. Conerton, 47     President and Chief Executive Officer of the
                                Company and of the Bank.  Prior thereto, Vice
                                President-Controller, Regal-Beloit Corporation.

     James P. Kelley,  54       Executive Vice President and Secretary of the
                                Company and Executive Vice President of
                                the Bank and the Bank's predecessor, Beloit
                                Savings Bank.

     Jesse L. Calkins, 57       Senior Vice President, Treasurer and Chief
                                Financial Officer of the Company and
                                Senior Vice President of the Bank, and the Bank's predecessor, Beloit Savings Bank.

     Richard J. Rusch, 53       Vice President Commercial Lending of the Bank
                                since August 1990.  Prior thereto, Vice
                                President Commercial Loans, M & I Bank of
                                Beloit.


ITEM 2.  PROPERTIES

On December 31, 1997, the Company had eleven locations, of which five were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See the Notes to Consolidated Finacial Statements included under Item 7 of this document for further information on properties.

ITEM 3.  LEGAL PROCEEDINGS

To management's knowledge no material legal proceedings are contemplated or pending to which it or its affiliates are or threatened to be a party, of which any of their property would be subject, other than routine litigation incidental to its business.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATE STOCKHOLDERS MATTERS

As of March 20, 1998 there were 403 Registered Stockholders.  Information in
response to this item is found on page   of this report.  A table listing the
declaration of dividends is found on page   .

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides additional analysis of the financial statements presented in the Company's annual report and should be read in conjunction with this information. This discussion focuses on the significant factors which affected the Company's earnings in 1997, with comparisons to 1996 and 1995 where applicable. As of December 31, 1997, Blackhawk State Bank ("Beloit") and Blackhawk State Bank, S.B. ("Rochelle") of Rochelle, IL., were the direct subsidiaries of the Company and their operations contributed nearly all of the revenue and expenses for the year. Rochelle has offices in Rochelle and Oregon, IL. Beloit's wholly-owned subsidiary, Nevahawk Investment, Inc. ("Nevahawk") is an investment subsidiary located in Nevada. Rochelle has a subsidiary, RSL, Inc., which operates mutual fund and annuity activities, and in turn owns Midland Acceptance Corp. ("MAC"), a consumer finance company that has offices in Rochelle and Rockford, IL.

Overview

Rochelle was acquired on April 30, 1997 and was accounted for using the purchase method of accounting. As a result of this, the financial information prior to the acquisition date has not been restated to include Rochelle. As of December 31, 1997, total assets of the Company were $202.0 million, an increase of 33.3% from $151.5 million as of December 31, 1996. Net income for 1997 was $1.96 million or $.86 per share, increasing 13.2% from $1.73 million or $.75 per share in 1996, which was 17.6% greater than the $1.47 million or $.64 per share, in 1995. The diluted earnings per share were $.82, $.73, and $.63 for 1997, 1996, and 1995, respectively. The significant items resulting in the above-mentioned results are discussed below.

Net Interest income

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of income amounts and rates are on a tax-equivalent basis, which accounts for income earned on securities which are not fully subject to federal taxes as if they were fully subject to federal taxes. Net interest income in 1997 was a record $7.65 million, increasing 26.2% over the 1996 level of $6.03 million which in turn was 8.2% over the 1995 net interest income of $5.60 million. Net interest income as a percentage of average earning assets was 4.5% in 1997, 4.3% in 1996, and 4.3% in 1995.


Higher interest income and fees on loans was the largest factor in the 32.1% increase of net interest income in 1997 compared to 1996. The interest income in each of the major loan categories increased in 1997 compared to 1996 primarily due to the Company's acquisition of Rochelle. Increased rates also contributed to a lesser extent to an increase in consumer loan income. Total loan volumes increased 38.5% for this same period. Although commercial and consumer loans increased in 1997 overall, their percentage of the portfolio did not increase. Real estate loans increased in total dollars and as a percentage of the portfolio. The increase in real estate loans was significantly impacted by the inclusion of the assets of Rochelle which is predominantly a mortgage lender.


Investment income increased 8.2%, to $2.55 million in 1997 compared to $2.45 million in 1996. The increase in this area was primarily the result of increased rates on taxable securities which offset the reduced income from tax exempt securities. Income from tax exempt securities declined due to lower volume. The average balance of total investments decreased by 3.0% in 1997 compared to 1996, as the Company liquidated investment securities to purchase Rochelle.
The decline in volume of tax exempt securities was only partially offset by the increase in volume of taxable securities. Since Rochelle was purchased on April 30, 1997, first and second quarter comparisons and annual comparisons of interest income in 1998 should continue to show significant increases.


Increases in investment income, interest income, and fees on loans were the largest factors in the increase of net interest income in 1996. Investment income increased 11.9% and interest income and fees on loans increased 5.4%. Nearly all of the increases in these areas were the result of increased volumes. The average balance of investments increased by 9.6% in 1996 compared to 1995. Total loans increased 3.3% for this same period. Commercial and consumer loans continued to increase in their percentage of the total loan portfolio during 1996 while real estate loans continued to decline as a percent of the portfolio.


Total interest expense increased to $6.72 million in 1997 from $5.39 million in 1996, an increase of nearly 24.7%. The increased interest cost was primarily the result of higher deposit volume acquired with the purchase of Rochelle. The average rate of interest on deposits remained fairly static at 4.70% and 4.71% in 1997 and 1996, respectively. The variance in interest expense between 1997 and 1996 in other borrowings was the result of reduced volume. The average cost of borrowings also declined in 1997 to 4.77% compared to 4.80% in 1996. The statement regarding the effect of the Rochelle purchase on interest income comparisons in 1997 also applies to interest expense.


Interest expense on interest bearing liabilities increased 6.2% in 1996 compared to 1995. Approximately 84% of the increase was due to increased volume in short-term borrowings. These borrowings were in the form of repurchase agreements. The increased cost of interest bearing deposits was due to increased rates. In order to fund loan demand and leverage its capital base, the Company has taken advances from the Federal Home Loan Bank ("FHLB") and accepted repurchase agreements from local municipalities. FHLB advances have been taken to fund specific loans in the past. Because of the relatively attractive rates being offered, FHLB advances have been, and may in the future, be used to fund other cash needs. The repurchase agreements are acquired on a bid basis with varying periods for rebid. Long-term loans are not funded with repurchase agreements. Also, short-term borrowings include federal funds purchased. As short-term liquidity needs arise, the Company may buy federal funds, secure advances from the FHLB, or borrow from the Federal Reserve Bank.


OTHER OPERATING INCOME AND EXPENSE

Other operating income increased 52.7% to $1.5 million in 1997 from $1.0 million in 1996. Service charges and fees represented more than half of the total in each year. They also represented $330,000 of the $530,000 increase in other operating income. Most of the increase in service charges was from the inclusion of the new Rochelle operations. Loan servicing fees accounted for $95,000 of new income in 1997. Prior to the acquisition of Rochelle, the Company did not have income from this activity. This income category is expected to continue to increase in the future. Trust fees and investment center commissions also experienced significant percentage gains in 1997 compared to 1996. Gains in both of these areas are expected in 1998 compared to 1997.


Excluding security gains, other operating income increased by $246,000, or 32.3% in 1996 compared to 1995. The areas accounting for most of this increase were trust fees, which increased $34,000 or 38.7%, service fees, which increased $101,000 or 21.6%, gain on the sale of loans, which was higher by $37,000 or 98.4%, credit card fees that were up by $15,000 or 23.3% and net investment center commissions, which grew by $32,000 or 47.8%.


Operating expense increased 40.5% to $5.9 million in 1997 compared to 1996.
The most substantial portion of this increase was the result of the Rochelle purchase. Also, the opening of a second in-store facility in a newly constructed Wal-Mart contributed to some of the increase. Savings are expected in 1998 in several areas of expense as a result of the consolidation of activities of Beloit and Rochelle. Some of these savings will be offset by additional expenses incurred in the opening of a branch facility in Roscoe, Illinois in March, 1998.

Other operating expense increased $185,000 or 4.6% in 1996 compared to 1995. Increases in salaries, employee benefits, data processing and other expenses were partially offset by decreases in equipment costs, FDIC insurance premiums, professional fees and advertising expenses.


Salaries increased $127,000 or 7.8% in 1996 compared to 1995. This increase was the result of additional new employees hired during 1995, normal salary increases and an increase in the officer incentive compensation related to improved financial performance. The increase in employee benefits of $79,000 or 22.2%, is primarily the result of increased health insurance costs. The other major area of increase was other expenses which increased $121,000 or 20.3%. Two areas that accounted for approximately 54.0% of this increase were office supplies and postage. A significant decrease in FDIC premiums of $125,000 in 1996 was due to the elimination of premiums for banks that were most highly rated. A $33,000, or 8.7%, reduction in equipment expenses was primarily the result of reduced depreciation costs.


Management tracks three ratios related to other operating income and expense:
(1) Net other operating expense as a percentage of average assets, (2) standard efficiency ratio and (3) gross efficiency ratio. Net other operating expense as a percentage of average assets was 2.38% in 1997, 2.15% in 1996 and 2.31% in 1995. The standard efficiency ratio (other operating expense divided by net operating income) was 64.8%, 60.8%, and 64.1% in 1997, 1996 and 1995, respectively. The gross efficiency ratio (other operating expense divided by gross income) was 37.3%, 34.2% and 35.5% in 1997, 1996 and 1995, respectively. Management expects all three of these ratios to improve in 1998 from the 1997 levels as the new Rochelle operations become more fully integrated.


PROVISIONS FOR LOSSES

The provision for loan losses was $192,000, $145,000, and $180,000 for 1997, 1996, and 1995, respectively. In 1997, Beloit and Rochelle had net charge-offs of $176,000, (total charge-offs of $215,000 less recoveries of $39,000). In 1996, Beloit experienced net recoveries of $112,000 compared to net charge-offs of $65,000 in 1995. The net recovery in 1996 resulted from recoveries of $221,000 off-setting charge-offs of $109,000. Most of the recovery was from a loan that was originally charged off in 1994. Excluding the large recovery, net charge-offs to average loans would have been .07% in 1996. Net charge-offs to average loans was .14% in 1997 and .07% in 1995.


The allowance for loan losses as a percent of loans was 1.11% at December 31, 1997 compared to 1.19% and .98% at December 31, 1996 and 1995, respectively. Management feels that the allowance for loan loss provision is adequate based upon the current portfolio and market conditions. As the loan portfolio shifts and market conditions warrant, the provision will be adjusted.


INCOME TAXES

The effective income tax rate increased to 35.3% in 1997 from 32.9% in 1996 and 29.0% in 1995. The most significant reason for the increase in 1997 was due to the fact that goodwill amortization resulting from the acquisition of Rochelle is not deductible for tax purposes. In addition, the Company has invested less in municipal securities exempt from Federal taxes as yields on taxable securities have become more favorable. Because Nevahawk is located in Nevada, its income is not subject to state income tax. As a result, as a higher proportion of income is earned outside of Nevada, the effective rate increases. The income generated by Rochelle was subject to Illinois income tax as well as federal income tax. The Illinois and Wisconsin effective tax rates are approximately the same.


Balance Sheet Analysis

Total assets as of December 31, 1997 were $202.0 million versus $151.5 million as of December 31, 1996 for an increase of 33.3%. Total average assets rose to $183.1 million for the year ended December 31, 1997 versus $148.7 million in 1996, increasing 23.1%. Most of the increase in assets was the result of the acquisition of Rochelle on April 30, 1997. All comments below are comparing 1997 to 1996, unless otherwise noted.


LOANS
Gross loans increased 38.2% to $137.3 million from $99.2 million.   Rochelle
has most of its lending secured by real estate. As a result, real estate loans increased substantially, to $87.4 million at December 31, 1997 from $56.8 in 1996. This represents an increase of 53.7%. Consumer installment loans increased $5.4 million, or 27.7%. As mentioned above, included in the purchase of Rochelle was Midland Acceptance Corp. MAC accounted for one-third of the consumer loan increase. The credit card program and the home equity line of credit experienced solid growth at Beloit accounting for much of the other increase. As of December 31, 1997, real estate loans represented 64.3% of gross loans, commercial loans were 18.7% and consumer loans were 18.4%.
This compares to 57.8%, 23.4% and 19.9%, respectively, at December 31, 1996.


NON-PERFORMING LOANS

Non-performing loans as a percent of total loans decreased to .77% as of December 31, 1997 versus 1.15% as of the same date in 1996. During 1997 the loan department staff made a concerted effort to reduce the amount in delinquent loans. It is the Company's policy to place a loan on non-accrual once it has become 90 days delinquent or if it is determined that collection is questionable. As the level of consumer and commercial loans increase, wider fluctuations in the amount of non-performing loans may occur.


SECURITIES

Securities as a percent of total average assets decreased to 21.4% at December 31, 1997 from 27.1% at the prior year end. The average amount of securities owned during 1997 was $39.2 million compared to $40.6 million in 1996. A significant variance from the year end 1997 level is not anticipated for 1998. Tax exempt securities continue to make up a small percentage of the investment portfolio. As the yield relationship between taxable and tax-exempt securities changes, new investments will be made in the area that best meets the objectives of the Company.


DEPOSITS

Total average interest bearing deposits increased 30.2%, to $126.3 million from $97.0 million in 1996. This represents an increase as a percentage of average assets to 69.0% in 1997 from 65.2% in 1996. Interest bearing demand deposits increased to $10.8 million as compared to $4.9 million, and were 5.9% of average assets in 1997 as compared to 3.3% in 1996. The majority of this increase was the result of the Rochelle purchase, however, Beloit's club
checking account   programs also experienced good growth.  Average  savings
account balances increased 16.3%. Average time deposits increased to $80.6 million in 1997 from $62.0 million in 1996, for a 29.1% increase. Average time deposits increased to 44.0% of average assets compared to 41.7% in 1996.


Total average noninterest bearing demand deposits increased to $16.5 million in 1997 compared to $13.7 million in 1996. However, as a percentage of average assets, average noninterest bearing demand deposits were 9.0% in 1997 versus 9.2% in 1996. The increase in dollar amounts was due to a combination of the purchase of Rochelle and an increase in business customers at Beloit. As banks continue to find it difficult to retain the more traditional type of savings customers, the focus will be upon building relationships with customers and offering alternative investment products around the core checking account. BeloitOs mix of deposits is still undergoing change to that of a traditional commercial bank which began in 1990. Thus it is expected that a higher percentage of the Bank's growth will be seen in demand deposit accounts rather than in traditional time deposit and savings accounts. With the purchase of Rochelle, which had been a thrift institution, the shift to demand deposits may be slowed for a time.


OTHER BORROWINGS

The dramatic growth in other borrowings that had been experienced in 1995 and 1996 did not continue in 1997. Average borrowings decreased to $14.7 million from $15.2 million in 1996. Average borrowings in 1997 were 8.0% of average assets compared to 10.2% of average assets in 1996. Beloit has used other borrowings to fund specific loan requests by taking advances at the FHLB to match the term and spread required. Beloit also utilized advances from the FHLB to meet some short-term liquidity needs and it also utilized a staggered-maturity advance to fund some consumer lending in 1995. The advances taken for short-term liquidity needs and those used to fund the consumer loans have been retired as they have matured. In late 1997 and early 1998, additional amounts were borrowed from the FHLB to meet liquidity needs of loan demand that exceeded internal deposit growth at a more favorable rate.


During 1995, the bank entered into depository relationships with four local governmental agencies. As a result, excess funds deposited into their accounts are invested into repurchase agreements ("repos") on a daily basis. These repo balances will fluctuate during the year as tax dollars are collected and disbursed. These relationships are bid on a two-year cycle, although one of the four is on a three-year cycle. Two of the relationships that are on a two year cycle expired at the end of June 1997. The other one expired at the end of December 1997. Beloit retained one of the three accounts that were bid in 1997. This is expected to result in a reduction in the level of repurchase agreements in 1998.


ASSET/LIABILITY MANAGEMENT

The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest bearing liabilities, with short and medium term maturities, mature or reprice more rapidly, or on a different basis, than its interest earning assets. Interest rate risk occurs when there is an imbalance between the interest earning assets and the interest bearing liabilities at a given maturity or repricing schedule. Such imbalance is commonly referred to as interest rate gap ("gap"). A positive gap exists when there are more assets than liabilities maturing or repricing within the same time frame, and a negative gap is one in which there are more liabilities than assets maturing or repricing within the same time frame. Accordingly, in a negative gap position, the Company's net interest income is likely to decline during periods of rising interest rates and increase during periods of declining interest rates. The opposite is true in the case of a positive gap position. The Company's cumulative one-year gap generally has been, and currently is, negative.


The Asset Liability Committee meets regularly to monitor and determine the Company's exposure to interest rate fluctuations. This is done by monitoring the maturities and repricings of assets and liabilities, the flow of funds, and the relationship of interest rate changes of loans and deposits to the general market. Currently each subsidiary bank maintains their own asset/liability position. The consolidated interest rate risk exposure is monitored by the Company on a quarterly basis.


LIQUIDITY

Liquidity as it relates to the subsidiary banks is a measure of their ability to fund loans and withdrawals of deposits in a cost-effective manner. The subsidiary banks principal sources of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of securities, income from operations, and short-term borrowings. Additional sources include purchasing fed funds, sale of loans, sale of securities, borrowing from the Federal Reserve Bank and the FHLB and capital loans. Current year earnings can be paid to Beloit, from Nevahawk, to provide additional liquidity, without incurring a tax liability under present law. During 1996 and 1997 Nevahawk did not pay a dividend. A payment in 1998 is not anticipated.


Generally, the liquidity needs of the Company consists of payment of dividends to its shareholders and a limited amount of expenses. The sources of funds to provide this liquidity are income from securities, maturities of securities, cash balances and dividends from Beloit. The payment of dividends from Rochelle is not of concern because application has been made to merge Rochelle into Beloit. Certain restrictions are imposed upon banks which could limit their ability to pay dividends if they did not have net earnings in the future. The Company maintains adequate liquidity to pay its expenses. In addition, the Company may also borrow from external sources leveraging its strong capital base.


CAPITAL

Total shareholders equity as of December 31, 1997 increased 5.0% to $23.1 million as compared to $22.0 million as of December 31, 1996. Internal growth in the form of increased net income was the biggest factor for this increase. Also contributing to the increase, to a lesser extent, was the exercising of stock options by employees and an increase in the adjustment for Financial Accounting Standard 115. Equity as a percent of assets, core capital as a percent of assets, total capital as a percent of risk based assets and leverage ratio were 12.40%, 10.56%, 18.67% and 11.79%, respectively, at December 31, 1997 compared to 14.54%, 14.37%, 23.47%, and 15.08%, respectively, at December 31, 1996. The Company significantly exceeds all regulatory requirements regarding capital as the regulatory requirement for core capital as a percent of assets is 5.50% and for total capital as a percent of risk based assets is 8.00%.


IMPACT OF INFLATION AND CHANGING PRICES
Unlike most industrial companies, virtually all of the assets and liabilities of the banks are monetary in nature.

As a result, interest rates have more significant impact on the Company's performance and results of operations than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the Consumer Price Index. As discussed previously under Asset/Liability Management, the bank's interest rate gap position in conjunction with the direction of the movement in interest rates, is an important factor in the Company's results of operations. The Company's financial statements are prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars, without giving consideration to changes in the relative purchasing power of money over time due to inflation.


ACCOUNTING DEVELOPMENTS

In 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, Accounting for Stock-Based Compensation. This statement establishes financial accounting and reporting standards for such plans including arrangements by which employees or non-employees receive shares of stock or other equity instruments or the company incurs liabilities to employees based on the price of the stock such as stock options. Under this statement, the stock or equity instruments issued must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured. As an alternative to valuing such instruments at fair value, the employer can continue to account for these under the previous method of accounting. If the previous method of accounting is chosen in lieu of the fair value method, as the Company has done, the Company must disclose the effects of the fair value for equity awards granted in fiscal years beginning after December 31, 1994.


In an effort to simplify the current standards in the United States for computing earnings per share ("EPS") and make them compatible with international standards, the FASB issued Statement 128, Earnings Per Share. Statement 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 replaces APB Opinion 15, Earnings Per Share. Opinion 15 required that entities with simple capital structures present a single"earnings per common share" on the face of the income statement. Those entities with complex capital structures had to present both "primary" and "fully diluted" EPS. Primary EPS shows the amount of income attributed to each share of common stock if every common stock equivalent were converted into common stock. Fully diluted EPS considers common stock equivalents and all other securities that could be converted into common stock. Statement 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. Statement 128 has been adopted for the reporting of earnings in this report.


Year 2000 ISSUES

At each of the Company's subsidiary banks, an individual has been assigned to assess each of the bank's external systems that could be affected by the upcoming year 2000 change. Most of the areas have been assessed. The assessments which have not been completed are expected to be done in the first half of 1998. The most critical areas of bank operations have software and hardware upgrades scheduled during 1998 at both subsidiaries in conjunction with our planned consolidation of operating systems for Beloit and Rochelle. The cost of these upgrades is expected to be approximately $500,000, most of which will be for depreciable equipment which requires periodic replacement. At this time, the assessments do not indicate that there will be a substantial impact on earnings in 1998 or subsequent years.


ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                            BLACKHAWK BANCORP, INC.

                                AND SUBSIDIARIES


                         CONSOLIDATED FINANCIAL REPORT


                               December 31, 1997

                  BLACKHAWK BANCORP, INC. AND SUBSIDIARIES


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                             Page
                                                             ----
            INDEPENDENT AUDITOR'S REPORT ON THE
             FINANCIAL STATEMENTS                             2


            FINANCIAL STATEMENTS

             Consolidated Balance Sheets                      3

             Consolidated Statements of Income                4

             Consolidated Statements of Shareholders' Equity  5

             Consolidated Statements of Cash Flows            6

             Notes to Consolidated Financial Statements       7 - 28

                            INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Blackhawk Bancorp, Inc. and Subsidiaries
Beloit, Wisconsin


We have audited the accompanying consolidated balance sheets of Blackhawk Bancorp, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk Bancorp, Inc., and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


/s/Lindgren, Callihan, Van Osdol & Co., Ltd.





Rockford, Illinois
February 20, 1998

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996



ASSETS                                                                       1997              1996
                                                                  ---------------   ---------------
Cash and cash equivalents                                            $  8,680,369      $  7,966,929
Federal funds sold and other short-term investments                     8,889,224         4,677,596
                                                                  ---------------   ---------------
Securities:
 Held-to-maturity                                                      28,919,711        24,864,640
 Available-for-sale                                                     9,487,614        10,701,911
Loans held for sale                                                     1,023,584           240,400
                                                                  ---------------   ---------------
Loans, net of allowance for loan losses of $1,522,669 in
 1997 and $1,185,672 in 1996                                          135,749,604        98,000,619
Bank premises and equipment, net                                        4,353,060         3,463,491
Accrued interest receivable                                             1,466,700         1,041,756
Deferred tax assets                                                           -0-            51,433
Other intangible assets                                                 1,850,544               -0-
Other assets                                                            1,555,185           475,230
                                                                  ---------------   ---------------
   Total assets                                                      $201,975,595      $151,484,005
                                                                  ===============   ===============
    LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Deposits:
  Non-interest bearing                                               $ 19,571,450      $ 23,193,906
  Interest bearing                                                    139,479,005        95,116,941
                                                                  ---------------   ---------------
    Total deposits                                                    159,050,455       118,310,847
                                                                  ---------------   ---------------
 Borrowed funds:
  Short-term borrowings                                                12,231,205         7,405,451
  Long-term borrowings                                                  4,850,000         2,275,456
                                                                  ---------------   ---------------
    Total borrowed funds                                               17,081,205         9,680,907
                                                                  ---------------   ---------------
 Accrued interest payable                                                 891,926           680,226
 Deferred tax liabilities                                                 466,965               -0-
 Other liabilities                                                      1,349,868           782,827
                                                                  ---------------   ---------------
    Total liabilities                                                 178,840,419       129,454,807
                                                                  ---------------   ---------------
SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value per share; authorized
  1,000,000 shares; issued, none                                              -0-               -0-

 Common stock, $.01 par value per share; authorized
  10,000,000 shares; issued and outstanding 2,296,414
  in 1997 and 2,285,864 in 1996                                            22,964            22,859
 Additional paid in capital                                             7,001,965         6,960,550
 Employee stock options earned                                            130,803            94,764
 Retained earnings                                                     16,045,371        15,072,129
 Less treasury stock, at cost                                            (104,174)          (84,305)
 Net unrealized gains (losses) on securities available-for-sale            38,247           (11,343)
                                                                  ---------------   ---------------
                                                                       23,135,176        22,054,654
Less:  Deferred compensation related to employee stock
       ownership plan debt guarantee                                          -0-           (25,456)
                                                                  ---------------   ---------------
       Total shareholders' equity                                      23,135,176        22,029,198
                                                                  ---------------   ---------------
       Total liabilities and shareholders' equity                    $201,975,595      $151,484,005
                                                                  ===============   ===============

See Notes to Consolidated Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 1997, 1996 and 1995






                                                               1997        1996        1995
                                                           -----------  ----------  ----------
Interest income:
 Interest and fees on loans                                $11,596,917  $8,777,209  $8,327,565

 Interest on securities:
  Taxable                                                    2,432,713   2,122,793   1,895,205
  Exempt from federal income taxes                             151,662     221,105     199,168

 Interest on federal funds sold and other short-term
  investments                                                  126,334     201,741     160,031
                                                           -----------  ----------  ----------
    Total interest income                                   14,307,626  11,322,848  10,581,969
                                                           -----------  ----------  ----------
Interest expense:
 Interest on deposits                                        5,931,156   4,578,120   4,485,677
 Interest on short-term borrowings                             612,193     642,894     379,219
 Interest on long-term borrowings                              177,025     173,090     214,223
                                                           -----------  ----------  ----------
    Total interest expense                                   6,720,374   5,394,104   5,079,119
                                                           -----------  ----------  ----------
    Net interest income                                      7,587,252   5,928,744   5,502,850

Provision for loan losses                                      191,777     145,000     180,000
                                                           -----------  ----------  ----------
    Net interest income after provision for loan losses      7,395,475   5,783,744   5,322,850
                                                           -----------  ----------  ----------
Other operating income:
 Trust department income                                       167,824     121,739      87,826
 Service charges and fees                                      896,627     568,951     467,800
 Loan servicing fees                                            94,812         -0-         -0-
 Realized gains on securities                                      -0-         -0-      17,785
 Gain on sale of loans                                          65,443      75,372      37,996
 Other income                                                  311,596     239,735     166,496
                                                           -----------  ----------  ----------
    Total other operating income                             1,536,302   1,005,797     777,903
                                                           -----------  ----------  ----------
Other operating expenses:
 Salaries and wages                                          2,436,229   1,767,328   1,640,139
 Employee benefits                                             630,597     436,445     357,297
 Occupancy expense, net                                        426,388     309,313     300,160
 Furniture and equipment                                       329,038     349,928     383,072
 Data processing                                               444,659     320,109     299,447
 Federal deposit insurance premiums                             32,121       2,000     127,272
 Professional fees                                             342,257     199,373     207,417
 Advertising and marketing                                     138,610     112,790     118,236
 Amortization of intangible assets                             137,272         -0-         -0-
 Other operating expenses                                      991,506     716,319     595,083
                                                           -----------  ----------  ----------
    Total other operating expenses                           5,908,677   4,213,605   4,028,123
                                                           -----------  ----------  ----------
    Income before income taxes                               3,023,100   2,575,936   2,072,630

Provision for income taxes                                   1,067,521     847,661     600,743
                                                           -----------  ----------  ----------
        Net income                                          $1,955,579  $1,728,275  $1,471,887
                                                           ===========  ==========  ==========
        Earnings per share                                        $.86        $.76        $.65
                                                           ===========  ==========  ==========
        Diluted earnings per share                                $.82        $.73        $.63
                                                           ===========  ==========  ==========
        Dividends per share                                       $.43        $.38        $.30
                                                           ===========  ==========  ==========

See Notes to Consolidated Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1997, 1996 and 1995

                                                                                        Net Unreal-
                                                                                        ized Gains
                                                                                        (Losses) on
                                           Additional                                   Securities
                                 Common     Paid in      Stock      Retained  Treasury  Available
                                  Stock     Capital      Options    Earnings   Stock    for Sale      Other       Total
                                 -------  -----------  -----------  --------  --------  ----------  ----------  -----------
BALANCE, DECEMBER 31, 1994       $15,006  $6,791,012     $26,642  $13,421,900           $(159,701)  $(132,599)  $19,962,260
Net income                                                          1,471,887                                     1,471,887
Principal payments on
  ESOP loan                                                                                            53,572        53,572
Cash dividends declared
  on common stock, $.30 per share                                    (676,140)                                     (676,140)
Net change in unrealized
 gains (losses) on securities
 available-for-sale                                                                       196,815                   196,815
Stock split                        7,593                               (7,611)                                          (18)
Compensatory employee
  stock options:
 Recognized                                               33,697                                                     33,697
 Exercised or expired                227     155,358      (8,174)                                                   147,411
                                 -------  ----------     -------   -----------          ---------  ----------   -----------
BALANCE, DECEMBER 31, 1995        22,826   6,946,370      52,165   14,210,036              37,114     (79,027)   21,189,484
Net income                                                          1,728,275                                     1,728,275
Principal payments on
  ESOP loan                                                                                             53,571        53,571
Cash dividends declared
  on common stock, $.38 per share                                    (866,182)                                     (866,182)
Purchase of stock for
  treasury, 7,578 shares at
  $11.13 per share                                                   $(84,305)                                      (84,305)
Net change in unrealized
  gains (losses) on securities
  available-for-sale                                                           (48,457)                             (48,457)
Compensatory employee
  stock options:
  Recognized                                              42,654                                                     42,654
  Exercised or expired                33      14,180         (55)                                                    14,158
                                 -------  ----------     -------   ----------- -------- --------  -----------   -----------

                                                                                          Net Unreal-
                                                                                          ized Gains
                                                                                          (Losses) on
                                           Additional                                     Securities
                                  Common    Paid in     Stock    Retained     Treasury    Available
                                   Stock    Capital    Options   Earnings       Stock     for Sale    Other       Total
                                  ------  -----------  -------  -----------  -----------  ---------- --------   ----------
BALANCE, DECEMBER 31, 1996        22,859   6,960,550    94,764   15,072,129     (84,305)   (11,343)  (25,456)   22,029,198
Net income                                                        1,955,579                                      1,955,579
Principal payments on
 ESOP loan                                                                                            25,456        25,456
Cash dividends declared
 on common stock, $.43 per share                                   (982,337)                                      (982,337)
Purchase of stock for
 treasury, 1,700 shares at
 $11.69 per share                                                               (19,869)                           (19,869)
Net change in unrealized
 gains (losses) on securities
 available-for-sale                                                                         49,590                  49,590
Compensatory employee stock
 options:
 Recognized                                             36,039                                                      36,039
 Exercised or expired                105      41,415                                                                41,520
                                 -------  ----------  --------  ------------  ----------  ---------  --------  -----------
BALANCE, DECEMBER 31, 1997       $22,964  $7,001,965  $130,803  $16,045,371   $(104,174)  $ 38,247   $   -0-   $23,135,176
                                 =======  ==========  ========  ===========   =========   ========   ========  ===========



See Notes to Consolidated Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1997, 1996 and 1995





CASH FLOWS FROM OPERATING ACTIVITIES                                                          1997          1996           1995
                                                                                   ---------------  --------------------  ------
Net income                                                                              $1,955,579  $ 1,728,275       $1,471,887
Adjustments to reconcile net income to net cash
  provided by operating activities:
 Compensatory employee stock options recognized                                             36,039       42,599           33,697
 Provision for loan losses                                                                 191,777      145,000          180,000
 Provision for depreciation and amortization                                               476,002      333,294          348,424
 Amortization of premiums and accretion of discounts
 on investment securities, net                                                            (112,169)     (79,542)          47,621
 Gain on sale of property and equipment                                                        -0-       (2,655)            -0-
 Realized gains on securities                                                                  -0-          -0-          (17,785)
 Gain on sale of loans                                                                     (65,443)     (75,372)         (37,996)
 Loans originated for sale                                                             (11,371,993)  (5,329,228)      (3,232,399)
 Proceeds from sale of loans                                                            10,654,252    5,164,200        3,270,395
 Change in assets and liabilities:
  (Increase) decrease in accrued interest receivable                                         2,300      175,805          (84,251)
  (Increase) decrease in other assets                                                      565,654     (183,415)         184,735
  Increase in accrued interest and other liabilities                                        34,271      178,910           26,669
                                                                                    ---------------  -----------   --------------
    Net cash provided by operating activities                                            2,366,269    2,097,871        2,190,997
                                                                                   ---------------  -----------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property and equipment                                                  -0-       11,600              -0-
 Proceeds from maturity of securities held-for-maturity                                 20,722,531   11,814,812        6,800,362
 Proceeds from maturity of securities available-for-sale                                 7,823,919   22,484,382        3,806,860
 Purchase of securities held-to-maturity                                               (21,138,970) (10,872,593)      (6,991,719)
 Purchase of securities available-for-sale                                              (6,242,406) (21,628,410)      (6,758,108)
 Net cash used in acquisition of Rochelle, net of cash acquired of $3,874,884             (443,662)         -0-              -0-
 (Increase) decrease in federal funds sold and other
   short-term investments, net                                                          (4,211,628)   7,057,309       (4,683,512)
 Loans originated, net of principal collected                                           (1,077,529)  (4,597,592)      (5,013,115)
 Purchase of bank premises and equipment                                                  (297,612)     (73,312)      (1,178,618)
                                                                                   ---------------  -----------   --------------
    Net cash provided by (used in) investing activities                                 (4,865,357)   4,196,196      (11,990,037)
                                                                                   ---------------  -----------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                    (3,252,540)  (1,406,082)       4,978,624
 Net increase (decrease) in short-term borrowings                                        4,825,754   (2,274,382)       6,932,833
 Proceeds from long-term borrowings                                                      3,500,000          -0-          850,000
 Payments on long-term borrowings                                                         (900,000)  (1,300,000)             -0-
 Dividends paid                                                                           (982,337)    (866,182)        (676,140)
 Proceeds from issuance of common stock                                                     41,520       14,213          147,393
 Purchase of common stock for treasury                                                     (19,869)     (84,305)             -0-
                                                                                   ---------------  -----------   --------------
    Net cash provided by (used in) financing activities                                  3,212,528   (5,916,738)      12,232,710
                                                                                   ---------------  -----------   --------------
    Increase in cash and cash equivalents                                                  713,440      377,329        2,433,670

Cash and cash equivalents:
 Beginning                                                                               7,966,929    7,589,600        5,155,930
                                                                                   ---------------  -----------   --------------
 Ending                                                                                 $8,680,369  $ 7,966,929       $7,589,600
                                                                                   ===============  ===========   ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash payments for:
  Interest                                                                              $7,264,326  $ 5,407,243       $4,964,373
  Income taxes                                                                            $341,282  $   878,315         $710,876

                                     - 7 -

                       BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 1997, 1996 and 1995

                                       (CONTINUED)



SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES         1997     1996          1995
                                                        -----------  -----------  ------------
Other assets acquired in settlement of loans            $   291,980     $225,546      $193,200
Principal payments on ESOP loan                         $    25,456     $ 53,571      $ 53,571
Common stock issued to effect stock split               $       -0-     $    -0-      $  7,593
Purchase of net assets of Rochelle:
Fair value of non cash assets                           $45,594,706
Liabilities assumed                                     $45,451,489

   See Notes to Consolidated Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


          The accompanying consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant accounting policies:


     NATURE OF BANKING ACTIVITIES:


          The Company provides a variety of banking services to individuals and businesses through its facilities in Beloit, Wisconsin and Rochelle, Illinois. Its primary deposit products are demand deposits, savings, and certificates of deposit and its primary lending products are commercial, real estate mortgage and installment loans.


          As of December 31, 1997 and 1996, 60% ($83,072,441) and 57%
          ($56,817,700), respectively, of the gross loan portfolio consisted of real estate loans on real estate located in Southcentral Wisconsin and Northcentral Illinois. Generally, these loans are expected to be repaid from the cash flows of the borrowers and are collateralized by the related property.
          Credit losses arising from real estate lending transactions compare favorably with Blackhawk's credit loss experience on its loan portfolio as a whole. However, adverse changes in the local economy would have a direct impact on the credit risk in the loan portfolio.


     PRINCIPLES OF CONSOLIDATION:


          The accompanying consolidated financial statements include the accounts of Blackhawk Bancorp, Inc. (Company) and its wholly-owned subsidiaries, Blackhawk State Bank (Blackhawk) and its wholly-owned subsidiaries, Nevahawk Investment, Inc. and Rochelle Savings Bank (Rochelle). All significant intercompany transactions and accounts have been eliminated in consolidation.


          On April 30, 1997, the Corporation acquired for cash all of the outstanding shares of Rochelle Bancorp, Inc. and its wholly-owned subsidiaries. Also, the Corporation acquired 100% of the stock of Midland Acceptance Corp., a 50% owned subsidiary of Rochelle. The total acquisition cost was $4,318,546. The excess of the total acquisition cost over the fair value of the net assets acquired of $1,934,127 is being amortized over 10 to 20 years by the straight-line method. The acquisition has been accounted for as a purchase and the results of operations of Rochelle since the date of acquisition are included in the consolidated financial statements. The assets of Rochelle Bancorp, Inc were subsequently liquidated into the Corporation.


          The unaudited proforma effect of the transaction had it occurred prior to 1996 is as follows:



                                               1997    1996
                                              ------  ------
          Net interest income (in thousands)  $8,156  $7,577
                                              ======  ======
          Net income (in thousands)           $2,036  $1,795
                                              ======  ======
          Earnings per share                  $  .89  $  .79
                                              ======  ======

     USE OF ESTIMATES:


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

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)


 NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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


      SECURITIES AVAILABLE-FOR-SALE:


             Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.


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


             The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values (or the present value of estimated cash flows). Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.


      SALES OF FIRST MORTGAGE LOANS AND LOAN SERVICING:


             The Company sells first mortgage loans with yield rates to the buyer based upon the current market rates which may differ from the contractual rate on the loans sold. At the time that loans are sold, a gain or loss is recorded which reflects the difference between the assumed cash flow to be generated by the contractual interest rates of the loans sold and the assumed cash flow resulting from the yield to be paid to the purchaser, adjusted for servicing and discounted to reflect present value. Loan servicing fees are recognized over the lives of the related loans. Loans held for sale are stated at the lower of aggregate cost or market. Real estate loans serviced for others are not included in the accompanying balance sheets.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     MORTGAGE SERVICING RIGHTS:


            In accordance with FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and FASB Statement No. 122 "Accounting for Mortgage Servicing Rights", the Company capitalizes the estimated value of mortgage servicing rights. The Company acquires servicing rights through the origination and purchase of mortgage loans. Prior to the adoption of FASB Statement No's. 125 and 122, only mortgage servicing rights that were purchased were capitalized. When the originated mortgage loans are sold or securitized into the secondary market, the Company allocates the total cost of the mortgage loans between mortgage servicing rights and the loans, based on their relative fair values. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues.


            Mortgage servicing rights are periodically evaluated for impairment. For purposes of measuring impairment, the servicing rights are stratified into pools based on one or more predominant risk characteristics of the underlying loans including loan type, interest rate and term. Impairment represents the excess of carrying value of a stratified pool over its fair value, and is recognized through a valuation allowance. The fair value of each servicing rights pool is evaluated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.


     BANK PREMISES AND EQUIPMENT:


            Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on a straight-line basis over the estimated useful life of each asset. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are reflected as expense when incurred.


     OTHER REAL ESTATE:


            Other real estate is carried in other assets at the lower of cost or fair value less estimated disposal costs. When the property is acquired through foreclosure, any excess of the related loan balance over market value is charged to the allowance for loan losses. It is Blackhawk's policy to account for collateral that has been substantively repossessed in the same manner as collateral that has been formally repossessed. Subsequent write-downs or losses upon sale are charged to other operating expense. The Bank had no other real estate at December 31, 1997 and 1996.


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

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     TRUST ASSETS:


            Assets, other than deposits in Blackhawk, held in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of Blackhawk.


     INCOME TAXES:


            The Company and its Subsidiaries file a consolidated federal income tax return and separate state income tax returns.


            Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


     EARNINGS PER SHARE DATA:


            The per share data is based on the weighted average number of common stock and common stock equivalents outstanding during each year.


NOTE 2. SECURITIES


         Debt securities have been classified in the balance sheets according to management's intent under held-to-maturity or available-for-sale. The carrying amount of securities and their approximate fair values at December 31, is as follows:


     HELD-TO-MATURITY SECURITIES:



                                                    1997
                           -----------------------------------------------------
                                           Gross        Gross
                             Amortized  Unrealized    Unrealized
                                Cost       Gains       (Losses)       Fair Value
                           -----------  -----------  ------------  -------------
U.S. Treasury securities   $10,190,719      $97,072      $(1,829)    $10,285,962
U.S. Government agencies    13,899,629       80,993      (12,957)     13,967,665
Obligations of states and
 political subdivisions      4,340,570       23,523       (8,381)      4,355,712
Other securities               488,793                                   488,793
                           -----------  -----------  ------------  -------------
                           $28,919,711     $201,588     $(23,167)    $29,098,132
                           ===========  ===========  ============  =============
                                                  1996
                           -----------------------------------------------------
                                           Gross        Gross
                             Amortized  Unrealized    Unrealized
                                Cost       Gains       (Losses)       Fair Value
                           -----------  -----------  ------------  -------------
U.S. Treasury securities   $11,403,001     $135,417     $(26,855)    $11,511,563
U.S. Government agencies     9,341,386       30,546      (46,076)      9,325,856
Obligations of states and
 political subdivisions      3,117,794        4,098      (30,687)      3,091,205
Other securities             1,002,459        7,618                    1,010,077
                           -----------  -----------  ------------  -------------
                           $24,864,640     $177,679    $(103,618)    $24,938,701
                           ===========  ===========  ============  =============

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 2. SECURITIES (CONTINUED)


     AVAILABLE-FOR-SALE SECURITIES:



                                                  1997
                           -----------------------------------------------------
                                           Gross        Gross
                             Amortized  Unrealized    Unrealized
                                Cost       Gains       (Losses)       Fair Value
                           -----------  -----------  ------------  -------------
U.S. Treasury securities    $1,250,353       $2,226                   $1,252,579
U.S. Government agencies     7,332,738       74,767     $(19,770)      7,387,735
Other securities               847,300                                   847,300
                           -----------  -----------  ------------  -------------
                            $9,430,391      $76,993     $(19,770)     $9,487,614
                           ===========  ===========  ============  =============

                                                  1997
                           -----------------------------------------------------
                                           Gross        Gross
                             Amortized  Unrealized    Unrealized
                                Cost       Gains       (Losses)       Fair Value
                           -----------  -----------  ------------  -------------
U.S. Treasury securities    $2,750,977       $6,601                   $2,757,578
U.S. Government agencies     7,256,468       47,500                    7,227,378
Other securities               716,286          669     $(76,590)        716,955
                           -----------  -----------  ------------  -------------
                           $10,723,731      $54,770     $(76,590)    $10,701,911
                           ===========  ===========  ============  =============

         The amortized cost and fair value of securities as of December 31, 1997, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary:



                                       Held-to-Maturity       Available-for-Sale
                                  ------------------------  ----------------------
                                   Amortized                Amortized
                                     Cost      Fair Value      Cost     Fair Value
                                  -----------  -----------  ----------  ----------
Due in one year or less           $ 9,380,483   $9,395,440  $2,000,635  $2,000,688
Due after one year through five
years                              10,713,554   10,796,231   3,757,088   3,778,323
Due after five years through ten
years                                 826,775      836,539   1,000,910   1,005,313
Mortgage-backed securities          7,998,899    8,069,922   1,824,458   1,855,990
Other securities                                               847,300     847,300
                                  -----------  -----------  ----------  ----------
                                  $28,919,711  $29,098,132  $9,430,391  $9,487,614
                                  ===========  ===========  ==========  ==========

         The net unrealized gains (losses) on securities available-for-sale as of December 31, 1997 and 1996 were $38,247 and $(11,343), respectively, which is reflected net of deferred tax (benefits) of $18,976 and $(10,477), respectively, in shareholders' equity.


         There were $0, $0, $17,785 and in realized gains or losses on securities for 1997, 1996 and 1995, respectively.


         Securities available-for-sale with a carrying value of $6,333,527 and $8,663,098 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. Securities held-to-maturity with a carrying value of $10,740,441 and $5,911,482 at December 31, 1997 and 1996,
         respectively were pledged to secure public deposits and for other purposes as required or permitted by law.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)

NOTE 3. LOANS

     The composition of the loan portfolio is as follows:

                                               1997             1996
                                           ------------    ------------
     Real estate - mortgage                 $83,072,441     $55,475,000
     Real estate - construction               3,955,615       1,342,700
     Consumer                                26,006,036      19,585,915
     Commercial                              26,681,765      23,023,076
                                           ------------    ------------

                                            139,715,851      99,426,691

     Less:  Allowance for loan losses         1,522,669       1,185,672
            Unearned discount                   420,000
                                           ------------    ------------
     Loans, net                            $136,773,188     $98,241,019
                                           ============    ============

        Nonperforming loans includes loans which have been categorized by management as impaired and non-accruing because collection of interest is not assured, non-accruing loans (not considered impaired loans) and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning nonperforming loans:



                                                 1997        1996
                                              ----------  ----------
        Impaired loans                        $  325,066    $444,594
        Non-accruing loans                       663,973     442,897
        Past due 90 days or more and still
          accruing                                89,841     252,163
                                              ----------  ----------
        Total nonperforming loans             $1,078,880  $1,139,654
                                              ==========  ==========

         The average balance of loans classified as impaired totaled approximately $405,253 and $601,615 for the years ended December 31, 1997 and 1996, respectively. The allowance for loan losses related to impaired loans amounted to approximately $115,000 and $180,277 at December 31, 1997 and 1996, respectively. Interest income on impaired loans of $2,856 and $51,762 was recognized for cash payments received in 1997 and 1996, respectively.


         The Company has $133,417 in commitments to loan additional funds to the borrowers of nonperforming loans.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 3. LOANS (CONTINUED)


     The effect on interest income of the non-accruing loans is as follows:


                                                   1997        1996       1995
                                                ----------  ----------  --------
      Income recognized                            $30,710     $29,578   $12,952
                                                ==========  ==========  ========
      Income that would have been
         recognized in accordance with the
         original loan terms                       $77,016     $52,194   $22,967
                                                ==========  ==========  ========
      A summary of transactions in the
         allowance for loan losses is as follows:

      Balance at beginning of year              $1,185,672    $928,817  $814,115
      Acquired allowance for loan losses           321,096
                                                ----------  ----------  --------
      Adjusted balance at beginning of year      1,506,768     928,817   814,115
      Provision charged to expense                 191,777     145,000   180,000
      Loans charged off                          (216,176)   (109,486)  (77,042)
      Recoveries                                    40,300     221,341    11,744
                                                ----------  ----------  --------
         Balance at end of year                 $1,522,669  $1,185,672  $928,817
                                                ==========  ==========  ========

         Loans are made, in the normal course of business, to directors, executive officers, their immediate families and affiliated companies in which they are a principal shareholder (commonly referred to as related parties). The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and management believes they do not involve more than a normal risk of collectibility. Such direct and indirect loans are summarized as follows:



                                                    1997         1996
                                                -----------  -----------
         Balance at beginning of year            $1,909,522     $961,933
         Loans acquired                             167,878          -0-
                                                -----------  -----------
         Adjusted balance at beginning of year    2,077,400      961,933
         New loans                                4,909,239    4,951,115
         Principal repayments                   (4,771,642)  (4,003,526)
                                                -----------  -----------
             Balance at end of year              $2,214,997   $1,909,522
                                                ===========  ===========

         In addition, the Company has loan commitments to the aforementioned related parties of $1,683,261 and $1,253,787 in 1997 and 1996, respectively.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 4. MORTGAGE SERVICING RIGHTS:


         The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, was $55,087,784 at December 31, 1997. Custodial escrow balances maintained in connection with loan servicing were approximately $644,495 at December 31, 1997. Management believes that the remaining book value of mortgage servicing rights approximates the fair value at December 31, 1997.


         The carrying value and fair value of capitalized mortgage servicing rights consisted of the following:


                                                          1997
                                                        --------
         Unamortized cost of mortgage servicing rights  $545,412
         Valuation allowance                                 -0-
                                                        --------
         Carrying value of mortgage servicing rights     545,412
                                                        ========
         Fair value of mortgage servicing rights        $545,412
                                                        ========

         The following is an analysis of the activity for mortgage servicing rights and the related valuation allowance:

                                                       Eight months ended
                                                        December 31, 1997
                                                       ------------------
         UNAMORTIZED COST OF MORTGAGE SERVICING RIGHTS
         Balance at beginning of year                           $-0-
         Acquisition of originated mortgage servicing
          rights (Rochelle)                                  226,944
         Fair value of servicing rights acquired in
          purchase of Rochelle                               241,225
         Additions of originated and acquired mortgae
           servicing rights                                  135,366
         Amortization                                       (58,123)
                                                            --------
         Balance at end of year                             $545,412
                                                            ========
         VALUATION ALLOWANCE
         Balance at beginning of year                           $-0-
         Impairment allowance charged to expense                 -0-
                                                            --------
         Balance at end of year                                 $-0-
                                                            ========

NOTE 5. BANK PREMISES AND EQUIPMENT

     A summary of bank premises and equipment is as follows:

                                                1997        1996
                                             ----------  ----------
     Land and improvements                     $395,254    $294,364
     Buildings and improvements               5,328,522   4,155,979
     Equipment                                2,503,240   1,494,867
     Vehicles                                   192,309     137,903
                                             ----------  ----------
                                              8,419,325   6,083,113
     Less accumulated depreciation            4,066,265   2,619,622
                                             ----------  ----------
        Bank premises and equipment, net     $4,353,060  $3,463,491
                                             ==========  ==========

         Depreciation charged to operating expense was $335,691, $333,294, and $348,424 for the years ended December 31, 1997, 1996 and 1995, respectively.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 6.  DEPOSITS


         The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately $9,077,861 and $5,094,935 in 1997 and 1996, respectively.


         At December 31, 1997, the scheduled maturities of CDs are as follows:



              1998                 $49,621,412
              1999                  26,282,822
              2000                  10,100,123
              2001                   1,383,760
              2002 and thereafter      260,238
                                   -----------
                                   $87,648,355
                                   ===========

NOTE 7.  BORROWED FUNDS

         A summary of borrowed funds is as follows:

                                                                                 1997        1996
                                                                             -----------  ----------
               Secured Advances from Federal Home Loan Bank of Chicago:
                 Fixed rate of 6.19%, due 6/16/97                           $       -0-  $  300,000
                 Fixed rate of 6.74%, due 8/2/97                                    -0-     600,000
                 Fixed rate of 6.26%, due 6/16/98                               400,000     400,000
                 Fixed rate of 5.44%, due 1/10/99                               800,000     800,000
                 Fixed rate of 7.12%, due 4/17/00                               150,000     150,000
                 Fixed rate of 5.71%, due 6/18/02                             2,000,000         -0-
                 Fixed rate of 5.20%, due 12/11/02                            1,500,000         -0-
               Securities sold under an agreement to repurchase              10,256,205   7,405,451
               Federal funds purchased                                        1,975,000         -0-
                                                                            -----------  ----------
                                                                            $17,081,205  $9,655,451
                                                                            ===========  ==========

Advances from the Federal Home Loan Bank of Chicago are collateralized by substantially all one-to-four family real estate loans.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 8. EMPLOYEE BENEFIT PLANS

        PENSION PLAN:

        The Blackhawk has a noncontributory, defined contribution money-purchase pension plan covering substantially all of its employees. The Blackhawk contributes, on behalf of the eligible employees, 4.2% of total annual compensation plus 4.2% of compensation in excess of $13,200.

        The total pension expense was $103,905, $77,568, and $74,347, for the years ended December 31, 1997, 1996 and 1995, respectively.

        EXECUTIVE BONUS PLAN:

        Beginning January 1, 1991, the Company has adopted a revised incentive bonus plan for officers providing cash bonuses based upon the financial performance of the Company and performance of the respective officers. Bonus compensation payable under this plan totaled $131,376 and $115,176 in 1997 and 1996, respectively.

        Bonus compensation expense was $127,223, $159,410, and $112,417 for the years 1997, 1996 and 1995, respectively.

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



                                                Weighted            Weighted            Weighted
                                                 Average             Average             Average
                                        1997      Price     1996      Price     1995      Price
                                      -------   --------  -------   --------  -------   --------
         Shares under option,
           beginning of year          275,776  $   7.02   262,235   $   6.72  196,701   $   4.84
         Granted during the year       31,350     11.40    17,300      11.20  108,350       9.40
         Terminated and canceled
           during the year             (1,000)    11.25      (510)      5.85  (11,100)      5.40
         Exercised during the year    (10,550)     3.92    (3,249)      5.25  (31,716)      4.65
                                     --------  --------  --------   --------  -------   --------
         Shares under option, end of
           year                       295,576  $   7.59   275,776   $   7.02  262,235   $   6.72
                                     ========  ========  ========   ========  =======   ========
         Options exercisable, end of
           year                       217,592  $   6.57    84,492   $   5.73  113,543   $   4.97
                                     ========  ========  ========   ========  =======   ========
         Available to grant, end of
           year                        83,000             114,350             131,650
                                     ========            ========             =======
         Weighted average fair value
           of options granted during
           the year                            $   5.74             $   4.58            $   5.66
                                               ========             ========            ========

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 8. EMPLOYEE BENEFIT PLANS (CONTINUED)


        STOCK OPTION PLANS: (CONTINUED)


        Compensation expense related to granting compensatory employee stock options totaled $36,039, $42,599, and $33,697 in 1997, 1996 and 1995,
        respectively.



                         Outstanding Options               Vested Options
                  ------------------------------------  -----------------------
                                Outstanding  Weighted                 Weighted
                   Year of         Shares     Average       Shares    Average
                  Expiration      Granted     Price         Vested     Price
                  ----------    -----------  --------   ------------- ---------
                   2000           4,200    $ 3.33          4,200    $ 3.33
                   2001          23,800    $ 3.29         23,800    $ 3.29
                   2002           5,250    $ 4.33          5,250    $ 4.33
                   2003         100,026    $ 5.25        100,026    $ 5.25
                   2004           7,350    $ 6.83          7,350    $ 6.83
                   2005         107,300    $ 9.40         71,433    $ 9.39
                   2006          16,300    $11.20          5,433    $11.20
                   2007          31,350    $11.40            -0-    $  -0-
                              ---------    ------       --------    ------
                                295,576    $ 7.59        217,592    $ 6.57
                              =========    ======       ========    ======

        The Company applies APB Opinion No. 25 in accounting for its stock options. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                    1997        1996
                                 ----------  -----------
           Net income:
             As reported         $1,955,579   $1,728,275
                                 ==========   ==========
             Pro forma            1,862,286   $1,644,430
                                 ==========   ==========
           Earnings per share:
             As reported:

                Basic            $      .86   $      .73
                                 ==========   ==========
                Diluted          $      .81   $      .69
                                 ==========   ==========
             Pro forma:

                Basic            $      .82   $      .71
                                 ==========   ==========
                Diluted          $      .78   $      .67
                                 ==========   ==========

        The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:



                                     1997        1996
                                  ----------  ----------
         Risk-free interest rate          5%          5%
         Expected life              10 years    10 years
         Expected volatility             29%         33%
         Expected dividend yield          3%          3%

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 8.  EMPLOYEE BENEFIT PLANS (CONTINUED)

         EMPLOYEE STOCK OWNERSHIP PLAN:

         The Company has an Employee Stock Ownership Plan for the benefit of employees who meet the eligibility requirements. The Plan was established in 1990. The Plan holds 112,101 shares of the Company's common stock in a trust established in Blackhawk. The stock was acquired by the Plan by using the proceeds from a loan obtained from a nonrelated commercial lender. The loan was collateralized by the stock which has not been allocated to individual participant accounts. In addition, the Company guaranteed this obligation. Cash payments to the Plan consist of contributions and dividend payments, in amounts sufficient for it to satisfy the debt service requirements. Accordingly, the debt has been recorded in the accompanying consolidated balance sheets together with the related deferred compensation. The debt and deferred compensation are reduced as the Plan makes principal payments.

         The loan required principal payments of $13,393, plus interest each quarter and was paid in full at December 31, 1997.

         Cash payments to the Plan during the years ended December 31, 1997, 1996 and 1995 consisted of the following:



                                         1997        1996        1995
                                      ----------  ----------  ----------
                 Contributions        $ 36,000     $ 33,000     $ 33,250
                 Dividends              38,211       35,751       30,600
                                      --------     --------     --------
                                      $ 74,211     $ 68,751     $ 63,850
                                      ========     ========     ========

         For financial statement purposes, expense for the Plan is determined based on the percentage of shares allocated to participants each period (allocations are based on principal and interest payments) times the original amount of the debt plus the interest incurred. The components of the amount charged to expense for the years ended December 31, 1997, 1996 and 1995 are as follows:



                                       1997        1996        1995
                                    ----------  ----------  ----------
                  Compensation       $  36,000   $  32,545   $  40,763
                  Interest                 -0-       5,022      10,008
                                     ---------   ---------   ---------
                                     $  36,000   $  37,567   $  50,771
                                     =========   =========   =========

         In accordance with the applicable federal income tax regulations, Blackhawk is expected to honor the rights of certain participants to diversify their vested account balances or to liquidate their vested ownership of the stock in the event of employment termination. The purchase price of the stock is based on the market value. In addition, the deferred compensation recorded in connection with the debt incurred by the Plan has been offset against the stock.


         401(K) PROFIT-SHARING PLAN:


         Rochelle has a profit-sharing plan which meets the qualifications of
         Section 401(k) of the Internal Revenue Code (Code). Under the plan, employees 21 years of age or older with one year of service and 1,000 hours of service during that period may make pre-tax contributions up to applicable limits under the Code. Employees are 100% vested in their contributions. Discretionary employer contributions vest at a rate of 20% per year beginning on the third year of service by an employee. Rochelle made contributions totaling $10,094 during the year ended December 31, 1997.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 8. EMPLOYEE BENEFIT PLANS (CONTINUED)


        DEFERRED COMPENSATION PLAN:


        In addition, Rochelle has deferred compensation agreements with certain officers of Rochelle. Amounts are accumulated in an account from which benefits will be paid to the officers at termination or retirement. As of December 31, 1997 deferred compensation liability totaled $269,338.


        The agreements also provide for an acceleration of benefits upon the deaths of these officers, payable to their beneficiaries. Rochelle has purchased life insurance policies on the lives of the officers in order to fund the acceleration of benefits at death. Rochelle is owner and beneficiary of these policies which provide for death benefits totaling $1,303,314. These policies have a cash surrender value of $556,342 as of December 31, 1997.


NOTE 9. INCOME TAXES


        Net deferred tax (assets) liabilities consist of the following components as of December 31, 1997 and 1996:



                                                                    1997           1996
                                                                 ----------    ------------
         Deferred tax liabilities:
          Property and equipment                                 $  225,578      $171,571
          Unrealized gains on securities available-for-sale          18,976           -0-
          Purchase accounting                                       574,694
          Securities                                                 69,039        41,227
          Mortgage servicing rights                                 127,579           -0-
          Other                                                       6,199           -0-
                                                                 ----------      --------
            Total deferred tax liabilities                        1,022,065       212,798
                                                                 ----------      --------
         Deferred tax assets:
          Allowance for loan losses                                 451,046       228,134
          Unrealized losses on securities available-for-sale            -0-        10,477
          Accrued expenses                                          104,054        25,630
                                                                 ----------      --------
            Total deferred tax assets                               555,100       264,241
                                                                 ----------      --------
            Net deferred tax (assets) liabilities                $  466,965      $(51,443)
                                                                 ==========      ========

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 9. INCOME TAXES (CONTINUED)

        No valuation allowance was necessary.

        The provision for income taxes charged to operations for the years ended December 31, 1997, 1996 and 1995 consists of the following:



                                      1997         1996         1995
                                  ------------  ----------    ----------
         Current:
          Federal                  $  957,385    $778,733      $ 768,641
          State                       128,951      95,127         27,869
                                   ----------    --------      ---------
             Total current          1,086,336     873,860        796,510
                                   ==========    ========      =========

         Deferred:
          Federal                     (12,437)    (15,199)      (195,767)
          State                        (6,378)    (11,000)           -0-
                                   ----------    --------      ---------
             Total deferred           (18,815)    (26,199)      (195,767)
                                   ----------    --------      ---------
              Total                $1,067,521    $847,661      $ 600,743
                                   ==========    ========      =========

        The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 1997, 1996 and 1995 due to the following:



                                                                   1997        1996        1995
                                                               ------------  ----------   --------
        Income taxes at federal statutory rate                  $1,027,854    $875,818    $704,694
        Increase (decrease) in income taxes
         resulting from:
         Tax exempt income                                         (58,917)    (75,175)    (67,717)
         State income taxes, net of federal
           income tax benefit                                       75,552      55,524      24,224
           Amortization of goodwill and other
             intangibles                                            62,354         -0-         -0-
         Excess stock option compensation                          (18,147)     (7,409)    (59,062)
         Other                                                     (20,175)     (1,097)     (1,396)
                                                                ----------    --------    --------
                                                                $1,068,521    $847,661    $600,743
                                                                ==========    ========    ========

         The Company previously qualified under provisions of the Internal Revenue Code which permit as a deduction from taxable income an allowance for bad debts which differs from the provision for such losses charged to income. Accordingly, retained earnings at December 31, 1997 included approximately $3,952,661, representing Blackhawk's federal bad debt deduction in excess of actual losses for which no provision for federal income taxes had been made.


NOTE 10. DIVIDEND LIMITATIONS


         Dividend distributions by Blackhawk are limited by state banking regulations. Generally, the regulations provide that dividends are limited to current year net income of Blackhawk provided that the surplus of Blackhawk exceeds the capital stock. Accordingly, Blackhawk will only be able to pay dividends to the Company derived from income earned in 1997 unless prior consent is obtained from the Wisconsin Commissioner of Banking.


         Further, Blackhawk may not declare or pay a cash dividend, or repurchase any of its stock, if the effect thereof would cause the net worth of Blackhawk to be reduced below either the amount required for the liquidation account (as detailed in Note 12) or the net worth requirements imposed by the Commissioner and the Federal Deposit Insurance Corporation (F.D.I.C.).

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         The Company is a party to financial instruments with off-balance-sheet risk, acquired in the normal course of business to meet the financing needs of its customers. These financial instruments include various commitments to extend credit and standby letters of credit. These instruments involve, to a varying degree, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement Company has in particular classes of financial instruments.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

         A summary of the amount of Company's exposure to credit loss for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 1997 and 1996 was as follows:




                                                 1997          1996
                                                ------         -----
              Loan commitments                $20,883,266    $9,327,753
              Standby letters of credit           582,588       355,991
                                              -----------    ----------
                                               21,465,854     9,683,744
              Commitments to sell               1,459,019           -0-
                                              -----------    ----------
                                              $20,006,835    $9,683,744
                                              ===========    ==========

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Company upon extension of credit, is based on management's credit evaluation. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties and real estate.


NOTE 12. LIQUIDATION ACCOUNT


         In May 1990, Blackhawk was converted from a Wisconsin chartered mutual savings bank to a Wisconsin chartered capital stock commercial bank subsidiary of Blackhawk Bancorp, Inc. (Holding Company). Pursuant to the Plan, shares of capital stock of the Holding Company were offered at a predetermined price to eligible account holders and others as provided in the Plan.


         Subsequent to the conversion to a stock bank, a Special Liquidation Account was established by restructuring a portion of retained earnings for the purpose of granting deposit account holders prior to the conversion a priority claim if Blackhawk were to liquidate in the future. In the event of such a liquidation (and only in such event), such deposit account holders who continue to maintain their deposit account shall be entitled to receive a distribution from the liquidation account after payment to creditors. The balance attributable to the Special Liquidation Account is decreased by a proportionate amount as each deposit account holder closes an account or reduces the balance in such deposit account as of any future fiscal year end. The balance of the Special Liquidation Account was $2,608,584 on December 31, 1997.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 13. LEASE COMMITMENTS


         Blackhawk leases two branch office locations in Beloit, Wisconsin under leases expiring November 2014 and July 2012, respectively. The leases can be terminated every five years, but Blackhawk could be liable for remodeling or removal costs to the leased office spaces if the leases are terminated before the 14th year of the agreements. Because of the early termination costs, management does not intend to exercise the termination prior to expiration of the leases.


         Rochelle entered into a lease agreement in December 1997 for branch office space in Roscoe, Illinois. The lease requires monthly payments of $1,668 until occupancy then $2,604 thereafter subject to inflationary adjustments after three years from occupancy. In addition, Rochelle is obligated to pay a portion of the real estate taxes, insurance, and common area maintenance. It is anticipated occupancy will occur March 1998 and the branch will be operational at that time.


         The total minimum rental commitment under the leases at December 31, 1997 is as follows:


             Year ending December 31:




                        1998            $   88,938
                        1999                94,517
                        2000               108,350
                        2001               108,350
                        2002 and later   1,131,156
                                        ----------
                                        $1,531,311
                                        ==========

         Total rent expense for the years ended December 31, 1997, 1996 and 1995 was $48,659, $35,500, and $32,083, respectively.

NOTE 14. EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share" ("EPS"). SFAS 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15 ("APB 15"). SFAS 128 replaces the presentation of "primary" EPS with the presentation of "basic" EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator used in the basic EPS calculation to the numerator and denominator used in the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average common shares outstanding. Diluted EPS reflects the dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 14. EARNINGS PER SHARE (CONTINUED)




FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                        Per
                                            Income          Share      Share
                                         (Numerator)    (Denominator)  Amount
                                         -----------    ------------   ------
Earnings per share:
Net income                                $1,955,579      2,283,428     $0.86
                                          ==========                    =====

Effect of dilutive stock options                            101,160
                                                          ---------
Diluted EPS:

Net income + assumed exercising of
  options                                 $1,955,579      2,384,588     $0.82
                                          ==========      =========     =====
FOR THE YEAR ENDED DECEMBER 31, 1996



                                                                        Per
                                          Income            Share      Share
                                       (Numerator)      (Denominator)  Amount
                                    ------------------  -------------  ------
Earnings per share:

Net income                                $1,728,275      2,279,494     $0.76
                                          ==========                    =====

Effect of dilutive stock options                             92,973
                                                          ---------

Diluted EPS:

Net income + assumed exercising of
 options                                    $1,728,275    2,372,467     $0.73
                                            ==========    =========     =====

FOR THE YEAR ENDED DECEMBER 31, 1995


                                                                        Per
                                          Income            Share      Share
                                       (Numerator)      (Denominator)  Amount
                                    ------------------  -------------  ------

Earnings per share:

Net income                                $1,471,887      2,273,309    $0.65
                                          ==========                   =====
Effect of dilutive stock options                             57,112
                                                         ----------
Diluted EPS:
Net income + assumed exercising of
  options                                 $1,471,887      2,330,421    $0.63
                                          ==========     ==========    =====

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 15. MERGER PLAN


         Pursuant to a plan of merger adopted February 1998, Rochelle will be merged into Blackhawk, thereby extinguishing all common shares of Rochelle. The transaction is anticipated to be accounted for similar to a pooling of interests with no goodwill recognized and all assets and liabilities of Rochelle being transferred to Blackhawk at their book value at the date of consummation of the merger. It is anticipated that the merger will be completed in 1998.


NOTE 16. COMMON STOCK SPLIT


         On March 31, 1995, the Company issued the 749,200 additional shares, at $.01 per share par value, necessary to effect a 2 for 1 common stock split.


         On June 15, 1996, the Company issued the 759,301 additional shares, at $.01 per share par value, necessary to effect a 3 for 2 common stock split.


         The dividends per common share and earnings per common share for the year ended December 31, 1995 has been retroactively adjusted for these splits.


NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS


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


         Deposits: The fair value of demand deposits and savings accounts is the amount payable at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.


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

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)


         The estimated fair values of the Company's financial instruments are as follows:



                                                     December 31, 1997                     December 31, 1996
                                                --------------------------             -------------------------
                                                        Carrying              Fair            Carrying             Fair
                                                         Amount              Value             Amount              Value
                                                      -------------       ----------        -----------            -------
                                                                 (in thousands)                        (in thousands)
           Financial assets:
             Cash and cash equivalents                   $  8,680          $  8,680            $  7,966            $  7,966
             Federal fund sold and other
                 short-term investments                     8,889             8,889               4,678               4,678
             Securities                                    38,407            38,586              35,567              35,641
             Loans, net of allowance for
                 loan losses                              135,750           136,219              98,241              97,979

           Financial liabilities and other
             off-balance sheet instruments:
                 Demand deposit and savings                71,402            71,402              56,233              56,233
                 Time deposits                             87,648            87,923              62,077              62,367
                 Borrowings                                17,081            17,114               9,681               9,674
             Loan commitments                                 -0-               -0-                 -0-                 -0-
             Standby letters of credit                        -0-                 6                 -0-                   4

NOTE 18. REGULATORY MATTERS


         The Company, Blackhawk, and Rochelle are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect the Company's, Blackhawk's, and Rochelle's financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Company, Blackhawk, and Rochelle must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.


         Quantitative measures established by regulation to ensure capital adequacy require the Company, Blackhawk, and Rochelle to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and the Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company, Blackhawk, and Rochelle meets all capital adequacy requirements to which it is subject.


         As of December 31, 1997, the most recent notification from the FDIC categorized Blackhawk as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company, Blackhawk, and Rochelle must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's, Blackhawk's, and Rochelle's category.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 18. REGULATORY MATTERS (CONTINUED)


         The actual capital amounts and ratios as of December 31, 1997 are also presented in the table (in thousand's).



                                                                                       To be Well Capitalized
                                                                                            Under prompt
                                                                 For Capital                 Corrective
                                            Actual             Adequacy Purposes           Action Provisions
                                      -----------------    ---------------------     ----------------------------
                                       Amount    Ratio       Amount      Ratio          Amount        Ratio
                                      ---------  ------    ---------------------     ------------   -----------
         Company
         -------
          Total Capital (To Risk
            Weighted Assets)           $22,895  18.67%      $9,811        8.0%          $12,264        10.0%

          Tier I Capital (To Risk
            Weighted Assets)           $21,373  17.43%      $4,905        4.0%          $ 7,358         6.0%

          Tier I Capital (To
            Average Assets)            $21,373  11.79%      $5,439        3.0%          $ 9,065         5.0%

         Blackhawk
         ---------
          Total Capital (To Risk
            Weighted Assets)           $19,253  18.22%      $8,456        8.0%          $10,570        10.0%

          Tier I Capital (To Risk
            Weighted Assets)           $18,092  17.12%      $4,228        4.0%          $ 6,342         6.0%

          Tier I Capital (To
            Average Assets)            $18,092  12.43%      $5,822        4.0%          $ 7,277         5.0%

         Rochelle
         --------
          Total Capital (To Risk
            Weighted Assets)           $ 2,932   8.48%      $2,765        8.0%          $ 3,456        10.0%

          Tier I Capital (To Risk
            Weighted Assets)           $ 2,621   7.58%      $1,382        4.0%          $ 1,728         6.0%

          Tier I Capital (To
            Average Assets)            $ 2,621   5.29%      $1,982        4.0%          $ 2,479         5.0%


NOTE 19. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY


         CONDENSED PARENT COMPANY BALANCE SHEETS:



                                                 1997             1996
                                                ------           ------
ASSETS

  Cash and cash equivalents                    $   135,963     $ 1,326,460

  Investment in subsidiaries                    22,411,007      17,984,004

  Investment securities held-to-maturity           110,051       2,197,449

  Due from subsidiaries, net                       696,731         742,459

  Accrued interest receivable                        1,251          14,165

  Income tax receivable                                -0-          26,009

  Other intangible assets                           88,234             -0-

  Other assets                                         -0-          40,903
                                               -----------     -----------
        Total assets                           $23,443,237     $22,331,449
                                               ===========     ===========

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)



NOTE 19. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)


         CONDENSED PARENT COMPANY BALANCE SHEETS: (CONTINUED)



                                                                    1997                        1996
                                                                ------------                ------------
         LIABILITIES AND SHAREHOLDERS' EQUITY

           Liabilities:
              Other borrowings                                            $      -0-                  $    25,456
              Accrued tax payable                                              18,225                         -0-
              Other liabilities                                               289,836                     276,795
                                                                          -----------                 -----------

                 Total liabilities                                            308,061                     302,251
                                                                          -----------                 -----------
           Shareholders' Equity:
              Preferred stock                                                     -0-                         -0-
              Common stock                                                     22,964                      22,859
              Additional paid in capital                                    7,132,768                   7,055,314
              Retained earnings                                            16,045,371                  15,072,129
              Less treasury stock, at cost                                   (104,174)                    (84,305)
              Net unrealized gains (losses) on securities
                  available-for-sale                                           38,247                     (11,343)
               Less:  Deferred compensation related to
                 employee stock ownership plan debt guarantee                     -0-                     (25,456)
                                                                          -----------                 -----------
                 Total shareholders' equity                                23,135,176                  22,029,198
                                                                          -----------                 -----------
                 Total liabilities and shareholders'
                         equity                                           $23,443,237                 $22,331,449
                                                                          ===========                 ===========

CONDENSED PARENT COMPANY STATEMENTS OF INCOME:


                                                                          1997            1996         1995
                                                                        ----------     ----------   ----------
Income:
  Dividends from subsidiaries                                           $1,750,000     $1,436,000   $1,200,000
  Interest income                                                           73,552        170,827      127,074
                                                                        ----------     ----------   ----------

       Total income                                                      1,823,552      1,606,827    1,327,074
                                                                        ----------     ----------   ----------

Expenses:
  Professional fees                                                         26,433         32,350       33,885
  Other                                                                     45,361         31,001       21,990
                                                                        ----------     ----------   ----------
       Total expenses                                                       71,794         63,351       55,875
                                                                        ----------     ----------   ----------
Income before income tax benefits and
 equity in undistributed net income of subsidiaries                      1,751,758      1,543,476    1,271,199
Income tax expense (benefits)                                                 (798)        10,084        7,055
                                                                        ----------     ----------   ----------
Income before equity in undistributed
 net income of subsidiaries                                              1,752,556      1,533,392    1,264,144

Equity in undistributed net income of
 subsidiaries                                                              203,023        194,883      207,743
                                                                        ----------     ----------   ----------

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)

             Net income                                                       $1,955,579         $1,728,275        $1,471,887
                                                                              ==========         ==========        ==========

NOTE 19. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)


         CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS:

                                                                               1997               1996            1995
                                                                              -------           --------       ----------
         CASH FLOWS FROM OPERATING ACTIVITIES
           Net income                                                      $1,955,579         $1,728,275      $1,471,887
           Adjustments to reconcile net income
                to net cash provided by operating
                activities:
           Amortization of intangible assets                                   13,333                -0-             -0-
           Equity in undistributed net income
                of subsidiaries                                              (203,023)          (194,883)       (207,743)
           (Increase) decrease in due from
                subsidiaries                                                   43,998           (170,190)       (572,269)
           Accretion of discounts on invest-
                ment securities, net                                          (35,146)           (46,324)        (14,862)
           (Increase) decrease in accrued
                interest receivable                                            12,914              4,069           1,203
           (Increase) decrease in income tax
                receivable                                                     26,009             36,047          87,379
           Increase in other assets                                               -0-            (40,903)            -0-
           Increase in other liabilities                                       13,041             64,380          40,836
           Increase in income tax payable                                      18,225                -0-             -0-
           Increase (decrease) in due to
                subsidiaries                                                      -0-                -0-        (165,344)
                                                                          -----------        -----------      ----------
                Net cash provided by operating
                    activities                                              1,844,930          1,380,471         641,087
                                                                          -----------        -----------      ----------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of securities                                                 (4,967,456)        (5,334,005)     (2,510,327)
    Proceeds from maturity of securities                                    7,090,000          5,308,975       1,500,000
    Purchase of Rochelle Bancorp, Inc.                                     (4,233,324)               -0-             -0-
                                                                          -----------        -----------      ----------
                Net cash used in investing
                    activities                                             (2,110,780)           (25,030)     (1,010,327)

  CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                                           (982,337)          (866,182)       (676,140)
    Proceeds from sale of common stock                                         77,559             56,811         181,090
    Purchase of common stock for
         treasury                                                             (19,869)           (84,305)            -0-
                                                                          -----------        -----------      ----------
                Net cash used in financing
                    activities                                               (924,647)           (893,676)      (495,050)
                                                                          -----------        ------------      ---------
                Increase (decrease) in cash and
                    cash equivalents                                        (1,190,497)           461,765       (864,290)

  Cash and cash equivalents:


                   BLACKHAWK BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (CONTINUED)


CASH FLOWS FROM INVESTING ACTIVITIES
  Beginning                                                                     1,326,460                 864,695        1,728,985
                                                                                =========              ==========       ==========

  Ending                                                                        $ 135,963              $1,326,460       $  864,695
                                                                                =========              ==========       ==========

        GUIDE THREE DISCLOSURES


Table 1

ANAYLSIS OF NET INTEREST INCOME-TAX EQUIVALENT BASIS

Years Ended December 31,



Average Balance              Average Rate
Paid
  1997    1996     1995    1997   1996   1995

 35,778   35,510  32,117   6.52%  5.98%  5.90%
  3,394    4,862   4,163   6.33%  6.66%  7.01%
---------------------------------------------
 39,172   40,372  36,280   6.50%  6.06%  6.03%

125,403   95,042  92,020   9.25%  9.23%  9.05%

  2,678    3,957   2,759   5.29%  5.05%  5.76%
  2,103       43      34   4.09%  4.65%  5.88%
---------------------------------------------
169,356  139,414 131,093   8.49%  8.20%  8.14%
---------------------------------------------

 10,786    4,933   4,111   1.40%  1.44%  1.53%
 34,960   30,056  27,920   3.05%   3.05% 2.99%
 80,557   62,005  64,257   5.85%   5.79% 5.58%
---------------------------------------------
126,303   96,994  96,288   4.70%   4.72% 4.66%


 11,651   12,411   7,007   5.25%   5.18% 5.41%
  2,999    2,754   3,444   5.90%   6.28% 6.21%
---------------------------------------------
140,953  112,159 106,739   4.77%   4.81% 4.76%
=============================================
                           3.72%   3.39% 3.39%

                           4.52%   4.33% 4.27%


                                                     Interest Earned or

                                                 1997      1996        1995
Interest Earning Assets:
  Taxable investment securities                  2,331     2,123      1,895
 Tax-exempt investment securities                  215       324        292
                                               ============================
  Total investments                              2,546     2,447      2,187

  Loans                                         11,597     8,777      8,328
  Federal funds sold
   and short term investments                      142       200        159
  Int. bearing deposits in banks                    86         2          2
                                               ----------------------------
  TOTAL EARNING ASSETS                          11,371    11,426     10,676
                                               ----------------------------
Interest Bearing Liabilities:
Interest bearing demand deposits                   151        71         63
Savings deposits                                 1,065       917        836
  Time deposits                                  4,715     3,590      3,587
                                               ----------------------------

  Total int.  bearing deposits                   5,931     4,578      4,486

 Short-term borrowings                              612       643        379

  Long-term borrowings                              177       173        214
                                               -----------------------------
 TOTAL INT.BEARING LIABILITIES                    6,720     5,394      5,079
                                               =============================
 INTEREST RATE SPREAD
NET INTEREST MARGIN/
NET INTEREST INCOME                               7,651     6,032      5,597

                                           1997 Compared to 1996                           1996 Compared to 1995
                                            Increase (Decrease)                             Increase (Decrease)
                                                  Due to                                             Due to
                                                          Rate/                                Rate/
                                     Rate      Volume    Volume      Net      Rate  Volume     Volume      Net
Interest Earning Assets:
     Taxable                         191         16         1       208         25       200        3      228
     Tax-exempt securities           (16)       (98)        5      (109)       (15)       49       (2)      32
                                     -------------------------------------------------------------------------

     Total                           175        (82)        6        99         11       249        -      260
     Loans                            38      2,783        (2)    2,820        170       273        6      449
     Federal funds sold and
      other short-term investments    10        (65)       (3)      (58)       (20)       69       (8)      41
     Interest bearing deposits
      in other banks                  (0)        96       (11)       84         (0)        1       (0)       0

                                     -------------------------------------------------------------------------
TOTAL EARNING ASSETS                 261      5,516       (12)    5,764        161       592       (3)     750
                                     -------------------------------------------------------------------------

Interest Bearing Liabilities:
     Interest bearing
      demand deposits                 (2)        84        (3)       80         (4)       13        1        8
     Savings deposits                  1        150        (0)      148         16        64        1       81
     Time deposits                    39      1,074        12     1,125        133      (126)      (5)       3
                                     -------------------------------------------------------------------------

     Total interest
      bearing deposits                36      1,308         9     1,353        145       (49)      (4)      92

     Short-term borrowings             9        (39)       (1)      (31)       (16)      292       12      264
Long-term borrowings                 (10)        15        (1)        4          2       (43)      (0)     (41)
                                     -------------------------------------------------------------------------

TOTAL INTEREST BEARING
     LIABILITIES                      35      1,284         8     1,326        132       200      (17)     315
                                     -------------------------------------------------------------------------
NET INTEREST MARGIN                  226      4,232       (20)    4,438         29       392       14      435
                                     =========================================================================

Table 2

ANALYSIS OF LOAN PORTFOLIO



(in thousands)                        December 31,
                                         1997                   1996                1995
                                            Percent of            Percent of        Percent of
                                  Amount      Total      Amount     Total     Amount       Total
Real estate-mortgage              82,046     60.98%      55,475     56.33%    54,819       58.60%
Real estate-construction           3,956      2.89%       1,343      1.36%     2,009        2.15%
Real estate-held-for-sale          1,024      0.75%         240      0.24%        --          --
Consumer                          25,006     18.28%      19,586     19.89%    17,325       18.52%
Commercial                        26,682     18.52%      23,023     23.38%    20,324       21.73%
                               -------------------------------------------------------------------------
Gross loans                      138,716    101.42%      99,427    101.20%    94,477      100.99%

Unearned income                     (420)    (0.31%)         --        --         --        0.00%
Allowance for loan loss           (1,523)    (1.11%)     (1,186)    (1.20%)     (929)      (0.99%)
                               -------------------------------------------------------------------------
Net loans                        136,773    100.00%      98,241    100.00%    93,548      100.00%
                               =========================================================================

ALLOCATION OF ALLOWANCE FOR LOAN LOSS BY CATEGORY

                                  Percent                 Percent                  Percent
                                  of Gross                of Gross                 of Gross
                                  Loans by                Loans by                 Loans by
                               Amount Category         Amount Category          Amount  Category
Real estate-mortgage           545       35.78%       540        45.53%         521        45.53%
Real estate-construction        --          --         --           --           --           --
Consumer                       353       23.18%       173        14.59%         181        14.59%
Commercial                     625       41.04%       473        39.88%         227        39.88%
                            -----------------------------------------------------------------------
Total                        1,523      100.00%     1,186       100.00%         929       100.00%
                            =======================================================================

SUMMARY OF LOAN LOSS EXPERIENCE

                                                      December 31,
                                               1997       1996     1995
Allowance for loan losses, beginning          1,186        929     814
Amounts associated with acquisition             321         --      --
Amounts charged-off:
     Real estate-mortgage                       110          0       0
     Consumer                                   104         98      40
     Commercial                                   1         11      37
                                              ------------------------
     Total charge-offs                          215        109      77
                                              ------------------------

Recoveries on amounts previously charged-off:
     Real estate-mortgage                         2          0       0
     Consumer                                    17         40      11
     Commercial                                  20        181       1
                                              ------------------------
     Total recoveries                            39        221      12
                                              ------------------------
     Net charge-offs                            176       (112)     65
Provision charged to expense                    192        145     180
                                              ------------------------
Allowance for loan losses, ending             1,523      1,186     929
                                              ========================

NON-PERFORMING LOANS AT PERIOD END
Impaired loans                                  325        445     134
Non-accrual                                     663        443     206
Past due 90 days or more
     and still accruing                          90        252     238
                                              ------------------------
     Total non-performing loans               1,078      1,140     578
                                              ========================

RATIOS
Allowance for loan loss to
     period-end loans                          1.11%      1.19%   0.98%
Net charge-offs to average loans               0.14%     (0.12%)  0.07%
Recoveries to charge-offs                     18.14%    202.75%  15.58%
Non-performing loans to gross loans            0.77%      1.15%   0.61%

EFFECT ON INTEREST INCOME OF NON-ACCRUAL LOANS
Income recognized                                34         30      13
Income that would have been recoginzed
     in accordance with the original
     loan terms                                  78         52      23


Table 3

OTHER INCOME AND EXPENSE

                                  Years Ended December 31,
                          1997              1996                 1995
                                  % of                % of               % of
                                Average              Average            Average
(in thousands)          Amount   Assets     Amount   Assets     Amount  Assets
Other operating expense   5,909   3.23%    4,214      2.83%      4,028    2.86%
Other operating income    1,536   0.84%    1,006      0.68%        778    0.55%
                        -----------------------------------------------------------
Net other operating exp.  4,373   2.38%    3,208      2.15%      3,250    2.31%
                        -----------------------------------------------------------

Table 4

Three-Year Comparison of Average Balance Sheets

                                                              Years Ended December 31,
                                                1997                 1996              1995
                                                        Percent of          Percent of         Percent of
(in thousands)                                 Amount      Total    Amount    Total   Amount      Total
ASSETS:
     Federal funds sold
       and short term investments               2,678      1.46%    3,957      2.66%    2,759     1.96%
       Interest bearing deposits
        in banks                                2,103      1.15%       43      0.03%       34     0.02%
       Taxable investment securities
        securities                             35,793     19.55%   35,475     23.85%   32,058    22.80%
       Tax-exempt investment
        securities                              3,394      1.85%    4,862      3.27%    4,163     2.96%
     Loans, net of unearned
        income                                124,008     67.74%   94,034     63.23%   91,141    64.83%
                                            ------------------------------------------------------------
        Total earnings assets                 167,976     91.76%  138,371     93.04%  130,155    92.58%

       Cash and due from banks                  6,426      3.51%    5,196      3.49%    5,128     3.65%
       Bank premisis and equipme                4,305      2.35%    3,463      2.33%    3,762     2.68%
       Other non-earning assets                 4,361      2.38%    1,685      1.13%    1,548     1.10%
                                            ------------------------------------------------------------
       Total non-earning assets                15,092      8.24%   10,344      6.96%   10,438     7.42%
                                            ------------------------------------------------------------
TOTAL ASSETS                                  183,068    100.00%  148,715    100.00%  140,593   100.00%
                                            ============================================================

LIABILITIES AND STOCKHOLDERS' EQUITY/CAPITAL
LIABILITIES:
     Interest bearing demand                   10,786      5.89%    4,933      3.32%    4,111     2.92%
     Savings accounts                          34,960     19.10%   30,056     20.21%   27,920    19.86%
     Time deposits                             80,557     44.00%   62,005     41.69%   64,257    45.70%

                              -----------------------------------------------------------------------
Total interest bearing
 deposits                      126,303      68.99%       96,994       65.22%      96,288       68.49%

Short-term borrowings           11,651       6.36%       12,411        8.35%       7,007        4.98%
Long-term borrowings             2,999       1.64%        2,754        1.85%       3,444        2.45%
                              -----------------------------------------------------------------------

 Total interest bearing
   liabilities                 140,953      76.99%      112,159       75.42%     106,739       75.92%

Non-interest bearing
 deposits                       16,510       9.02%       13,725        9.23%      11,908        8.47%
Other liabilities                2,902       1.59%          957        0.64%       1,008        0.77%
                              -----------------------------------------------------------------------
 Total liabilities             160,365      87.60%      126,841       85.29%     119,735       85.16%

Stockholders' Equity/
 Capital                        22,703      12.40%       21,874       14.71%      20,858       14.84%
                              -----------------------------------------------------------------------
TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY       183,068     100.00%      148,715      100.00%     140,593      100.00%
                              =======================================================================

Table 5
INVESTMENT SECURITIES


                      December 31,
                          1997        1996      1995
Held-to-Maturity
US Treasury              10,191      11,403    15,399
US Government Agency     13,900       9,341     6,393
Tax-exempt obligations    4,341       3,118     3,902
Other securities            488       1,003       100
                       ------------------------------
Total carrying  value    28,920      24,865    25,794
                       ------------------------------
Total market value       29,098      24,939    26,101

Available-for-Sale
US Treasury               1,252       2,758     4,777
US Government Agency      7,389       6,727     5,900
Tax-exempt obligations       --          --       109
Other securities            847       1,217       786
                       ------------------------------
Total market value        9,488      10,702    11,572
                       ------------------------------
Total Securities         38,408      35,567    37,366
                       ==============================


Table 6
MATURITY OF INVESTMENT SECURITIES
December 31, 1997

                           Within           After One but     After Five but
                             One             Within Five        Within Ten       After Ten       No Fixed
                            Year                Years              Years           Years         Maturity          Total
                      Amount    Yield     Amount    Yield    Amount    Yield  Amount   Yield   Amount   Yield     Amount     Yield
Held-to-Maturity
US Treasury            4,974     5.88%     5,217     6.91%     --       --%      --      --%      --      --%     10,191      6.41%
US Government Agency   2,998     5.68%     2,903     5.93%     --       --%   7,999    7.17%      --      --%     13,900      6.59%
Tax-exempt obligations   920     4.42%     2,594     4.48%    827     4.56%      --      --%      --      --%      4,341      4.48%
Other securities         488     5.61%        --       --%     --       --%      --      --%      --      --%        488      5.61%
                     ---------------------------------------------------------------------------------------------------------------
Total                  9,380     5.66%    10,714     6.06%    827     4.56%   7,999    7.17%      --      --%     28,920      6.19%
                     ---------------------------------------------------------------------------------------------------------------

Available-for-Sale
US Treasury            1,002     5.95%       250     5.98%     --       --%      --      --%      --      --%      1,252      5.96%
US Government Agency     999     5.70%     3,528     6.12%  1,005     6.31%   1,857    6.98%      --      --%      7,389      6.27%
Tax-exempt obligations    --       --%        --       --%     --       --%      --      --%      --      --%         --        --%
Other securities          --       --%        --       --%     --       --%      --      --%     847    6.99%        847      6.99%
                     ---------------------------------------------------------------------------------------------------------------
Total                  2,001     5.83%     3,778     6.11%  1,005     6.31%   1,857    6.98%     847    6.99%      9,488      6.29%
                     ---------------------------------------------------------------------------------------------------------------
Grand Total           11,381     5.69%    14,492     6.07%  1,832     5.52%   9,856    7.13%     847    6.99%     38,408      6.22%
                     ===============================================================================================================



Table 7
MATURITY AND INTEREST SENSITIVITY OF LOANS
December 31, 1996

                                                                                           Greater than
(in thousands)                     Time Remaining to Maturity                                one year
                                            After one                                    Fixed      Floating
                              Due Within    but Within     After Five                  Interest     Interest
                               One Year     Five Years        Years         Total        Rate         Rate
Real estate-mortgage            35,092         40,435         6,521         82,046       46,956        --
Real estate-held-for-sale        1,024             --            --          1,024           --        --
Real estate-construction         3,956             --            --          3,956           --        --
Consumer                         9,713         15,191           102         25,006       15,293        --
Commercial                      16,682          9,271           729         26,682       10,000        --
                             -----------------------------------------------------------------------------
Gross Loans                     65,443         64,897         7,352        138,716       72,250        --
                             =============================================================================


Table 8
COMPOSITION OF DEPOSITS AND INTEREST RATES PAID
(in thousands)

               Years Ended December 31,
       1997                             1996                               1995
     Average  Percent of Average  Average  Percent of Average  Average  Percent of Average

                             Balance       Total      Rate     Balance        Total     Rate     Balance      Total     Rate
Non-interest bearing demand
     deposits                 16,510      11.56%       --       13,725       12.40%       --      11,908      11.01%      --
Interest bearing demand
     deposits                 10,786       7.55%     1.40%       4,933        4.46%     1.44%      4,111       3.80%    1.53%
Savings deposits              34,960      24.48%     3.05%      30,056       27.15%     3.05%     27,920      25.81%    2.99%
Time deposits                 80,557      56.41%     5.85%      62,005       56.00%     5.79%     64,257      59.39%    5.58%
                            --------------------------------------------------------------------------------------------------
Total                        142,813     100.00%     4.70%     110,719      100.00%     4.72%    108,196     100.00%    4.66%
                            ==================================================================================================

Table 9
MATURITY OF TIME DEPOSITS
December 31, 1997                              Time Remaining to Maturity

                              Due Within  Four to         Seven to      After
                            Three Months Six Months    Twelve Months Twelve Months    Total
Certifiicates of Deposit
     Less than $100,000         15,442     12,628        16,118       34,384        78,572
     More than $100,000          1,783      1,465         2,185        3,645         9,078
                              -------------------------------------------------------------
Total                           17,225     14,093        18,303       38,029        87,650
                              =============================================================


Table 10
     Short-term Borrowings                       1997        1996        1995
     Balance outstanding December 31,
     Repurchase agreements                      10,256       7,405      9,680
     Fed funds purchased                         1,975          --         --
                                                -----------------------------
                                                12,231       7,405      9,680
                                                =============================

     Weighted rate December 31,
     Repurchase agreements                        5.28%       5.01%      4.95%
     Fed funds purchased                          5.96%         --%        --%
                                                -----------------------------
                                                  5.39%       5.01%      4.95%
                                                =============================

     Maximum month-end outstanding balance
     Repurchase agreements                      17,038      17,202     11,055
     Fed funds purchased                         4,150       6,000      5,100

     Year-to-date average amount outstanding
     Repurchase agreements                       1,087      11,970      6,140
     Fed funds purchased                        10,564         441        867
                                                -----------------------------
                                                11,651      12,411      7,007

     Year-to-date average weighted rate
     Repurchase agreements                 5.25%   5.16%   5.31%
     Fed funds purchased                   5.25%   5.71%   6.11%
                                        -----------------------
                                           5.25%   5.18%   5.41%
                                        =======================

Table 11
Interest Rate Risk Exposure

                                             Two-           Four-        Seven-         Ten-       Over
December 31, 1997               One         three            six          nine         twelve      one
(in thous)                     Month        months         months        months        months      year          Total
Federal funds sold and
 short-term investments        8,889           --             --            --           --          --          8,889
Interest bearing deposits      1,418           --             --            --           --          --          1,418
Taxable investment securities  2,747          500          3,491         3,084        1,486      22,759         34,067
Tax-exempt investment
 securities                       --           --            695            --          225        3,420         4,340
Loans                         18,901        8,424         12,837        13,215       12,066       72,250       137,693
                              ------------------------------------------------------------------------------------------
Total interest-earning assets 31,955        8,924         17,023        16,299       13,777       98,429       186,407
                              ------------------------------------------------------------------------------------------

Interest bearing demand depos 10,380           --             --            --           --           --        10,380

Savings deposits              41,533           --             --            --           --           --        41,533

Time deposits                  5,547       11,678         14,093         9,187        9,116       38,029        87,650

Repurchase agreements         11,724          507             --            --           --           --        12,231

Long-term borrowings              --           --            400            --           --        4,450         4,850

                              ------------------------------------------------------------------------------------------
Total interest-bearing liabil 69,184       12,185         14,493         9,187         9,116      42,479       156,644
                              ------------------------------------------------------------------------------------------

Net gap                      (37,229)      (3,261)         2,530         7,112         4,661      55,950        29,763

Cummualtive Gap              (37,229)     (40,490)       (37,960)      (30,848)      (26,187)     29,763

% of total assets             (18.43%)     (20.05%)       (18.79%)      (15.27%)      (12.97%)     14.74%


Table 12

     Capital Ratios
                                              1997    1996   Regulatory
                                              Ratio   Ratio  Requirement
     Equity as a percent of assets            12.40%  14.54%   N/A
     Core capital as a percent of assets      10.56%  14.37%  5.50%
     Core capital as a percent of risk based  17.43%  22.27%  4.00%
     Total capital as a percent of risk base  18.67%  23.47%  8.00%
     Leverage ratio                           11.79%  15.08%  3.00%


Table 13

     Selected Financial Ratios

                                        1997    1996    1995    1994    1993
     Return on average assets           1.07%   1.16%   1.05%   0.70%   1.25%
     Return on equity                   8.61%   7.85%   7.06%   4.63%   8.24%
     Average equity to average assets  12.40%  14.54%  13.62%  14.10%  15.15%
     Dividend payout ratio             50.00%  50.67%  46.88%  65.57%  28.04%
     Interest rate spread               3.72%   3.39%   3.39%   3.38%   3.79%
     Net interest margin                4.52%   4.33%   4.27%   4.19%   4.58%
     Other operating expense to assets  2.38%   2.15%   2.86%   3.15%   2.70%
     Efficiency ratio                  64.76   60.76%  64.13%  73.67%  58.38%
     Allowance for loan losses to
      total loans at end of period      1.11%   1.19%   0.98%   0.91%   1.08%



Table 14
Quarterly Financial Information

                                    1997                                       1996
                          Fourth     Third     Second      First     Fourth    Third    Second    First
Interest income            3,887     3,858      3,651      2,911     2,867     2,849     2,839     2,768
Interest expense           1,801     1,818      1,738      1,363     1,314     1,342     1,375     1,363
                       ---------------------------------------------------------------------------------
Net interest income        2,086     2,040      1,913      1,548     1,553     1,507     1,464     1,405
Provision for
     loan loss                64        54         44         30        25        35        40        45
Other income                 425       460        407        244       267       249       255       235
Other expense              1,679     1,688      1,474      1,067     1,070     1,060     1,040     1,044
                       ---------------------------------------------------------------------------------
Income before income
     tax                     768       758        802        695       725       661       639       551
Applicable income
     taxes                   275       263        286        243       238       221       210       179
                       ---------------------------------------------------------------------------------
Net income                   493       495        516        452       487       440       429       372
                       =================================================================================
Per share data
Basic Earnings              0.22      0.22       0.23       0.20      0.21      0.19      0.19      0.16
     Dividends              0.11      0.11       0.11       0.10      0.10      0.10      0.10      0.08
     Stock price ranges
     -hi                   15.70     13.25      12.00      13.50     13.50     11.50     11.75     12.00
     -low                  13.00     12.00      11.00      11.00     10.88     10.50     10.50     10.75
Book value
     per share             10.12      9.99       9.89       9.76      9.64      9.50      9.39      9.35

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable


                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


(a) Directors of the registrant. The information that will appear under "Election of Directors" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 13, 1998 is incorporated herein by this reference.


(b) Executive officers of the Registrant. The information presented in Item 1 of this report is incorporated herein by this reference.


ITEM 10 EXECUTIVE COMPENSATION

The information that will appear under "Director and Executive Compensation" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 13, 1998 is incorporated herein by this reference.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information that will appear under "Beneficial Ownership of Securities" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 13, 1998 is incorporated herein by this reference.




ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information that will appear under "Certain Transactions with Management and Others" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 13, 1998 is incorporated herein by this reference.

ITEM 13 EXHIBITS AND REPORTS FORM 8-K


(a)  Documents Filed:


1 and 2. Financial Statements. See the following "Index to Financial Statements," which is incorporated herein by this reference.


3. Exhibits. See "Exhibit Index" which is incorporated herein by this reference.


(b)  Reports On Form 8-K:
There were no reports filed on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.
                                                         Blackhawk Bancorp, Inc.



                                                    By /s/ James P. Kelley
                                                       -------------------
     James P. Kelley
     Executive Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
registrant in the capacities indicated on         .



Principal Executive Officer and Director:
Director, President and         /s/ Dennis M. Concerton
Chief Executive Officer         -----------------------
                                Dennis M. Conerton, President and
                Chief Executive Officer

Principal Financial Officer, Accounting
Officer and Director:
                                /s/ Jesse L. Calkins
                                -------------------- Director,,
                                Jesse L. Calkins, Senior Vice President
Treasurer and Chief Financial
Officer


Directors:


/s/ John B. Clark                         /s/ James P. Kelley
--------------------------                ---------------------
   John B. Clark                            James P. Kelley

/s/ H. Daniel Green D.D.S.                /s/ Fred Klett
--------------------------                ---------------------
   Dr. H. Daniel Green                       Fred Klett

/s/ Charles Hart                          /s/ George Merchant
--------------------------                ---------------------
   Charles Hart                              George Merchant

/s/ Kenneth A. Hendricks                  /s/
--------------------------                ----------------------
   Kenneth A. Hendricks                       Roger Taylor

Blackhawk Bancorp, Inc.

Index To Financial Statements And Financial Statement Schedules

The following Consolidated Financial Statements of the Blackhawk Bancorp, Inc. are located in Item 7 of this 10-KSB. 10-KSB page as indicated:

                     Annual
                  Report  Pages

Report of Independent Public Accountants.............................16
Consolidated Balance Sheets - December 31, 1997
and 1996.............................................................17

Consolidated Statements of Income for the years ended
December 31, 1997, 1996 and 1995.....................................18

Consolidated Statements of Stockholders' Equity for
the years ended December 31, 1997, 1996 and 1995..................19-20

Consolidated Statements of Cash Flows for the years
ended December 31, 1997, 1996 and 1995............................21-22

Notes to the Consolidated Financial Statements..................  23-45

                            Blackhawk Bancorp, Inc.
                                Exhibit Index To
                       1996 Annual Report on Form 10-KSB

                                                                                        Filed
Exhibit                                         Incorporated Herein                     Here-
Number          Description                     By Reference To:                        with               Page   No.
------          -----------                     -------------------                     ----               ----------
3.1             Amended and Restated            Exhibit 3.1 to                           X
                Articles of Incorporation of    Amendment No. 1 to
                Blackhawk Bancorp, Inc.         Registration Statement on Form
                                                S-1 (Reg. No. 33.32351)

3.2             By-Laws of Blackhawk Bancorp,   Exhibit 3.2 to Amendment No. 1 to        X
                Inc., as amended.               Registration Statement on Form S-1

3.3             Amendments to By-Laws           Exhibit 3.3 to 1994 Form 10-KSB dated    X
                of Blackhawk Bancorp,           March 29, 1995
                Inc., as amended.

3.4             Amendments to By-Laws of        Exhibit 3.4 to 1994 Form 10-KSB dated    X
                Blackhawk Bancorp, Inc., as     March 29, 1995.
                amended.

4.1             Sections 15 and 19 of Plan of   Exhibit 1.2 to Amendment No. 1
                Conversion of Beloit Savings    to Registration Statement on
                Bank, as amended                Form-1 (No. 33-32351) filed on
                                                March 5, 1990.

10.12           Blackhawk State Bank Officer    Exhibit 10.12 to 1996 Form 10-KSB,
                Bonus Plan, as amended          dated March 28, 1997

10.2            Written description of Plan     Proxy Statement for its Annual
                for Life Insurance of           Meeting of Stockholders, on
                Blackhawk State Bank            May 8, 1991, dated April 4, 1991

10.3            Blackhawk Bancorp, Inc.         Exhibit 10.3 to 1990 Form 10-K,
                Employee Stock Ownership        dated March 31, 1990
                Plan

10.31           Amendment to Blackhawk          Exhibit 10.31 to 1994 Form
                Bancorp, Inc. Employee          10-KSB, dated March 29,
                Stock Ownership Plan            1995

10.4            Blackhawk Bancorp, Inc.         Exhibit 10.4 to Amendment
                Employee Stock Ownership        No. 1 to Registration
                Trust                           Statement Form S-1
                                                 (No. 33-32351)

                                                                                        Filed
                                                Incorporated Herein                     Here-
Exhibit Number  Description                      By Reference To:                       with       Page No.
--------------  -----------                     --------------------                    -------------------
10.5            Blackhawk Bancorp, Inc.          Exhibit 10.5 to
                Directors' Stock Option Plan     Amendment No. 1 to
                                                 Registration Statement Form S-1
                                                 (No. 33-32351)

10.6            Blackhawk Bancorp, Inc.          Exhibit 10.6 to Amendment No. 1 to
                Executive Stock Option Plan      Registration
                                                 Statement Form S-1
                                                 (No. 33-32351)

10.7            Form of Severance Payment        Exhibit 10.8 to Amendment No.
                Agreement entered into           1 to Registration Statement
                between Blackhawk State Bank     Form S-1 (No. 33-32351)
                and Messrs. Calkins, Kelley
                and Rusch

10.71           Form of Severance Payment
                Agreement entered into
                between Blackhawk State Bank
                and Mr. Conerton

10.8            Blackhawk Bancorp, Inc.          Exhibit 10.8 to 1994 Form 10-
                Directors' Stock Option Plan     KSB, dated March 29, 1995

10.9            Blackhawk Bancorp, Inc.          Exhibit 10.9 to 1994 Form 10-KSB,
                Executive Stock Option Plan      dated March 29, 1995

13              1997 Annual Report To            Proxy Statement for its Annual Meeting
                Stockholders                     of Stockholders on May 13, 1998, dated
                                                 April 2, 1998

22              Subsidiaries of Registrant

23              Proxy Statement for its          Proxy Statement for
                Annual Meeting of                its Annual Meeting
                Stockholders on May 13, 1998     of Stockholders on
                                                 May 13, 1998, dated
                                                 April 2, 1998