Form 10QSB
period 1998-03-31
BLACKHAWK BANCORP INC
filed 1998-05-15
CIK 857853

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ----- TO -----

                         COMMISSION FILE NUMBER 0-18599

                             BLACKHAWK BANCORP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          WISCONSIN                                   39-1659424
 (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
 400 BROAD STREET                                     53511
 BELOIT, WISCONSIN                                    (ZIP CODE)
 (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)

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

                           YES   X           NO
                                ----           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT
      CLASS OF COMMON STOCK                        MARCH 31, 1998
      ---------------------                        --------------
       $.01 PAR VALUE                              2,300,861 SHARES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                          PAGE

ITEM 1.        FINANCIAL STATEMENTS

               Consolidated Condensed Balance Sheets as of
                    March 31, 1998 and December 31, 1997                    3

               Consolidated Condensed Statements of Income for the
                    three months ended March 31, 1998 and 1997              4

               Consolidated Condensed Statements of Shareholders'
                    Equity as of March 31, 1998 and December 31, 1997       5

               Consolidated Condensed Statements of Cash Flows for the
                    three months ended March 31, 1998 and 1997              6

               Notes to Consolidated Condensed Financial Statements       7-8

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                  9-13

                           PART II - OTHER INFORMATION

ITEM 5.        OTHER INFORMATION                                           14

ITEM 6.        A)  EXHIBITS                                                14

               B)  REPORTS ON FORM 8-K                                     14

SIGNATURES                                                                 15

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                MARCH 31,1998    DECEMBER 31, 1997
------                                                -------------    -----------------
Cash and cash equivalents                             $  10,620,000    $   8,680,000
Federal funds sold and other short-term investments       3,828,000        8,889,000
Securities available for sale                            15,944,000        9,487,000
Securities held to maturity                              26,364,000       28,920,000

Total loans                                             136,302,000      138,298,000
Allowance for loan losses (Note 3)                        1,469,000        1,523,000
                                                      -------------    -------------
Net loans                                               134,833,000      136,775,000

Bank premises and equipment, net                          4,359,000        4,353,000
Other intangible assets                                   1,678,000        1,850,000
Other assets                                              3,435,000        3,022,000
                                                      -------------    -------------
   Total Assets                                       $ 201,061,000    $ 201,976,000
                                                      =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Non-interest bearing                               $  17,558,000    $  19,571,000
   Interest bearing                                     141,059,000      139,479,000
                                                      -------------    -------------
        Total Deposits                                  158,617,000      159,050,000
Borrowed Funds:
   Short-term borrowings                                  8,110,000       12,231,000
   Other borrowings                                       7,850,000        4,850,000
Accrued interest payable                                    754,000          892,000
Other liabilities                                         2,308,000        1,818,000
                                                      -------------    -------------
   Total Liabilities                                    177,639,000      178,841,000
                                                      -------------    -------------

SHAREHOLDERS' EQUITY:
Preferred stock
   1,000,000 shares, $.01 par value per share
   authorized, none issued or outstanding                        --               --
Common stock
   10,000,000 shares, $.01 par value per share
   authorized, 2,300,861 and 2,296,414 shares
   issued and outstanding                                    23,000           23,000
Additional paid-in capital                                7,030,000        7,002,000
Employee stock options earned                               140,000          131,000
Retained Earnings                                        16,282,000       16,045,000
Treasury Stock                                             (120,000)        (104,000)
FASB 115 Adjustment                                          67,000           38,000
                                                      -------------    -------------

   Total Shareholders' Equity                            23,422,000       23,135,000
                                                      -------------    -------------
   Total Liabilities and Shareholder's Equity         $ 201,061,000    $ 201,976,000
                                                      =============    =============




See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        Three Months Ended March 31,
                                                             1998         1997
                                                         ----------   -----------
INTEREST INCOME:
   Interest and fees on loans                            $3,179,000   $2,285,000
   Interest on deposits with other banks                     18,000           --
   Interest on investment securities:
        Taxable                                             535,000      512,000
   Exempt from federal income taxes                          47,000       39,000
   Dividends                                                 15,000        9,000
   Interest on federal funds sold and
        other short-term investments                         72,000       66,000
                                                         ----------   ----------
   Total Interest Income                                  3,866,000    2,911,000
                                                         ----------   ----------

INTEREST EXPENSE:
   Interest on deposits                                   1,606,000    1,138,000
   Interest on short-term borrowings                        120,000      189,000
   Interest on other borrowings                             104,000       36,000
                                                         ----------   ----------
   Total Interest Expense                                 1,830,000    1,363,000
                                                         ----------   ----------
   Net Interest Income                                    2,036,000    1,548,000
   Provision for loan losses (Note 3)                        56,000       30,000
                                                         ----------   ----------
   Net Interest Income After Provision for Loan Losses    1,980,000    1,518,000
                                                         ----------   ----------

OTHER OPERATING INCOME:
   Gain (loss) on sale of loans                              83,000        8,000
   Trust Department income                                   62,000       32,000
   Service fees                                             232,000      147,000
   Other income                                             134,000       57,000
                                                         ----------   ----------
   Total Other Operating Income                             511,000      244,000
                                                         ----------   ----------

OTHER OPERATING EXPENSES:
   Salaries and employee benefits                           919,000      575,000
   Occupancy expense of bank premises, net                  146,000       88,000
   Furniture and equipment                                  101,000       82,000
   Data processing                                          141,000       77,000
   Other operating expense                                  443,000      245,000
                                                         ----------   ----------
   Total Other Operating Expense                          1,750,000    1,067,000
                                                         ----------   ----------

   Income Before Income Taxes                               741,000      695,000
   Provision for Income Taxes                               252,000      243,000
                                                         ----------   ----------
   Net Income                                            $  489,000   $  452,000
                                                         ==========   ==========
   Earnings Per Share                                    $      .21   $      .20
                                                         ==========   ==========
   Diluted Earnings Per Share                            $      .20   $      .19
                                                         ==========   ==========
   Dividends Per Share                                   $      .11   $      .10
                                                         ==========   ==========



See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                         Three Months Ended   Twelve Months Ended
                                           March  31, 1998      December 31, 1997
                                           ---------------   --------------------
Common Stock:
   Balance at beginning and end of period   $     23,000         $     23,000
   Stock options exercised                            --                   --
                                            ------------         ------------
   Balance at end of period                       23,000               23,000
                                            ------------         ------------

Additional Paid-in Capital:
   Balance at beginning of period              7,002,000            6,961,000
   Stock options exercised                        28,000               41,000
                                            ------------         ------------
   Balance at end of period                    7,030,000            7,002,000
                                            ------------         ------------

Employee Stock Options Earned:
   Balance at beginning of period                131,000               95,000
   Unearned employee compensation                  9,000               36,000
                                            ------------         ------------
   Balance at end of period                      140,000              131,000
                                            ------------         ------------

Retained Earnings:
   Balance at beginning of period             16,045,000           15,072,000
   Net Income                                    489,000            1,956,000
   Dividends declared on common stock           (252,000)             983,000)
                                            ------------         ------------
   Balance at end of period                   16,282,000           16,045,000
                                            ------------         ------------

Treasury Stock, at cost:
   Balance at beginning of period               (104,000)             (84,000)
   Purchase                                      (16,000)             (20,000)
                                            ------------         ------------
   Balance at end of period                     (120,000)            (104,000)
                                            ------------         ------------

FASB 115 Adjustment:
   Balance at beginning of period                 38,000              (11,000)
   Net adjustment during period                   29,000               49,000
                                            ------------         ------------
   Balance at end of period                       67,000               38,000
                                            ------------         ------------

Other:
   Balance at beginning of period                     --              (25,000)
   Principal payments on ESOP Plan                    --               25,000
                                            ------------         ------------
   Balance at end of period                           --                   --
                                            ------------         ------------

Total Shareholders' Equity                  $ 23,422,000         $ 23,135,000
                                            ============         ============

See Notes to Unaudited Consolidated Condensed Financial Statements.









                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Three Months Ended   Three Months Ended
                                                               March 31,  1998      March 31, 1997
                                                             -------------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                $    489,000           $    452,000
   Adjustments to reconcile net income
        to net cash provided by operating activities:
   Compensatory options recognized                                  9,000                  8,000
   Provision for loan losses                                       56,000                 30,000
   Provision for depreciation and amortization                    161,000                 75,000
   Accretion of discount on investment securities, net            (33,000)               (30,000)
   (Gain) on sale of loans                                        (83,000)                (8,000)
   Loans originated for sale                                   (4,633,000)              (351,000)
   Proceeds from sale of loans                                  4,128,000                600,000
   Change in assets and liabilities:
   (Increase) decrease in other assets                           (413,000)               (79,000)
   (Increase) decrease in accrued interest payable               (138,000)               (92,000)
   Increase (decrease) in other liabilities                       593,000               (314,000)
                                                             ------------           ------------
   Net cash provided by operating activities                      136,000                291,000
                                                             ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of available-for-sale securities        547,000              1,361,000
   Purchase of available-for-sale securities                   (7,087,000)            (1,249,000)
   Proceeds from maturity of investment securities              3,210,000              4,192,000
   Purchase of investment securities                             (530,000)            (6,532,000)
   Decrease in federal funds sold and
        other short-term investments, net                       5,061,000              1,408,000
   Loans originated, net of principal collected                 2,494,000             (1,996,000)
   Purchase of bank premises and equipment                        (97,000)               (16,000)
                                                             ------------           ------------
   Net cash provided by (used in) investing activities          3,598,000             (2,832,000)
                                                             ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                   $     28,000           $     23,000
   Net (decrease) in deposits                                    (433,000)            (6,081,000)
   Net increase (decrease) in other borrowings                 (1,121,000)             6,890,000
   Cash dividends paid                                           (252,000)              (229,000)
   Purchase of common stock for Treasury                          (16,000)                    --
                                                             ------------           ------------
   Net cash (used in) financing activities                     (1,794,000)               603,000
                                                             ------------           ------------
   Net increase (decrease) in cash and cash equivalents         1,940,000             (1,938,000)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                          8,680,000              7,967,000
                                                             ------------           ------------
   End of period                                             $ 10,620,000           $  6,029,000
                                                             ============           ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
        Interest                                             $  1,968,000           $  1,455,000
        Income taxes                                              228,000                236,000

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Other assets acquired in settlement of loans                    74,000                 26,000
   Principal payments on ESOP loan                                     --                 13,000


See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998

Note 1.      General

             The accompanying consolidated condensed financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The more significant policies used by the Company in preparing and presenting its financial statements are stated in the Company's Form 10-KSB.

             The effect of timing differences in the recognition of revenue and expense for tax liability is not determined until the end of each fiscal year.

             In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of March 31, 1998 and December 31, 1997, the results of operations for the three months ended March 31, 1998 and 1997.

             The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2.      Non-Performing Loans

             Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                                                          March 31                  December 31
                                                                ----------------------------        -----------
                                                                   1998               1997              1997
                                                                -----------       ----------        ----------
             Impaired loans                                     $   526,000       $  494,000        $  325,000
             Non-accruing loans                                     772,000          217,000           610,000
             Past due 90 days or more and still accruing            402,000           33,000           143,000
                                                                -----------       ----------        ----------
             Total non-performing loan                          $ 1,700,000       $  744,000        $1,078,000
                                                                ===========       ==========        ==========

Note 3.      Allowance For Loan Losses

             A summary of transactions in the allowance for loan losses is as follows:

                                                                                 Three Months Ended March 31
                                                                                   1998               1997
                                                                                -----------------------------
             Balance at beginning of period                                     $1,523,000        $1,186,000
             Provision charged to expense                                           47,000            30,000
             Loans charged off                                                     106,000            13,000
             Recoveries                                                              5,000             6,000
                                                                                ----------        ----------
             Balance at end of period                                           $1,469,000        $1,209,000
                                                                                ==========        ==========

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

Note 4.      Subsequent Event

             On May 7, 1998 the Company announced a proposed acquisition of First Financial Bancorp, Inc. of Belvidere, Illinois. The terms of the acquisition, expected to be completed in the third quarter of this year, call for the Company to pay $30.00 in cash for each outstanding share of First Financial common stock, subject to a decrease in the merger price under certain circumstances with a floor of $29.00 per share. The transaction, with an aggregate value of approximately $12.6 million, will be accounted for as a purchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of March 31, 1998 and December 31, 1997 and the consolidated condensed statements of income for the three months ended March 31, 1998 and 1997. This information is not meant to be a substitute for the balance sheets and income statements.

                              RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1998 was approximately $489,000 compared to $452,000 for the similar period in 1997. The discussion that follows will provide information about the various areas of income and expense that resulted in the aforementioned results.

                           THREE MONTHS ENDED MARCH 31

For the three months ended March 31, 1998, interest income was $3,866,000 compared to $2,911,000 for the same period in 1997. This increase of approximately 32.8% or $955,000, was primarily the result of increased volume due to the acquisition of Rochelle Bancorp, Inc.("Rochelle") on April 30, 1997. On March 31, 1998, Rochelle was consolidated into and became a branch of Blackhawk State Bank of Beloit, ("Beloit").

Interest and fees on loans increased to $3,179,000 in the three months ended March 31, 1998 compared to $2,285,000 in same period of 1997. Interest from real estate loans was approximately $569,000 higher in 1997 and fees were approximately $3,000 higher, thus resulting in total real estate loan interest and fees being more than $572,000 higher in the first three months of 1998 than in 1997. Since most of Rochelle's loans were real estate loans, a significant portion of the increase in this category is attributable to them. Commercial loan interest income also increased approximately $144,000 in 1998 compared to 1997. The increase was due almost entirely to additional volume at Beloit. Income from consumer loans, including home equity, credit cards, and installment loans, also increased in 1998 compared to 1997 due to higher volumes of $603,000 and $474,000, respectively. Included in the purchase of Rochelle was Midland Acceptance Corp.,("MAC") a consumer finance company. Interest income contributed by MAC represents approximately 70% of the increased consumer loan income.

Investment income on taxable securities increased nearly $25,000 in the first three months of 1998 to $550,000 from $521,000 in 1997. Most of this increase was the result of increased volumes. The volume increase was in the area of agency bonds which more than offset the decrease in treasury and corporate bonds. Interest on tax exempt securities increased by nearly 25%, $47,000 in 1998 compared to $39,000 in the same period in 1997. This was also the result of increased volumes. Interest from fed funds sold and other short-term investments increased 9.1% to $72,000 in 1998 from $66,000 in 1997.

Interest paid on deposits increased to $1,606,000 in the three months ended March 31, 1998 compared to $1,138,000 for the same period in 1997. As in many of the income categories, the major reason for the increase in this category was the acquisition of Rochelle. The average rate of interest on deposits declined slightly when compared to the rate for the first quarter of 1997. This is because the average rate on maturing deposits was higher than the rate on new and renewed deposits. This is expected to continue in the second quarter of 1998 based on current rates being offered and the rates on maturing deposits. The actions of the Federal Reserve will continue to affect the level and direction of interest rates in the future. Management, at this time, is not able to predict their actions.

Interest on short-term borrowings decreased to $120,000 from $189,000 in 1997, or a decrease of $69,000. Repurchase agreements, the major item in this category, had a lower average balance in 1998 compared to 1997. Fed funds purchased were not used in the first quarter of 1997 compared to an average balance of $0.8 million in 1998. Other borrowings are represented by FHLB advances. In an effort to economically fund cash needs, average borrowings from the FHLB in the first quarter of 1998 increased to $7.3 million from $2.3 million in 1997.

The provision for loan losses was $56,000 for the three months in 1998 compared to $30,000 in 1997. The increase was the result of an increased provision by Beloit compared to last year and also the addition of Rochelle. It is management's opinion that this amount is an adequate provision.


Total other operating income the first three months of 1998 increased to $511,000 from $244,000 for the three months ended March 31, 1997. Gain on sale of loans in the first quarter of 1998 was $83,000 compared to $8,000 in 1997. As fixed mortgage rates declined, the activity in this area increased with many of the new loans being refinances. All fixed rate loans originated are sold. Service fees increased to more than $232,000 in 1998 from $147,000 in 1997. Most of this amount results from fees related to checking accounts. The increase was due to an increased number of accounts, both at Beloit and the addition of Rochelle, and an increased fee schedule. Other income in the three months ended March 31, 1998 was $134,000 compared to $57,000 in the comparable period of 1997. Of this $77,000 increase, $17,000 is from investment center income. Approximately $35,000 of the increase was from the servicing of fixed rate mortgages that have been sold. This is an activity that Blackhawk was not involved in prior to the purchase of Rochelle. The remaining variance was from increases in safe deposit box rentals, credit card fees, and commissions on loan insurance.

Total other operating expenses increased approximately $683,000 to $1,750,000 from $1,067,000. The increased personnel costs of $344,000 were primarily the result of the Rochelle acquisition. The increase in occupancy expenses of $58,000 was due to the expenses related to the Wal-Mart branch which opened in the third quarter of 1997 and the facilities acquired in the Rochelle transaction. The increase in equipment expenses was depreciation and taxes on the equipment in the facilities added. Data processing costs increased by 83%, $141,000 in 1998 compared to $77,000 in 1997. This increase is primarily the result of the Rochelle transaction. In the second quarter of 1998 Rochelle was converted to the same data processing system as Beloit. It is anticipated that this conversion will result in substantial savings in this area during the remainder of 1998.

Income taxes increased to $252,000 from $243,000 in the first quarter of 1997. This increase was due to the corresponding increase in income before taxes offset slightly by a lower effective tax rate of 34.0% in 1998 versus 35.0% in 1997.


                             BALANCE SHEET ANALYSIS

This analysis of the Company's financial position compares March 31, 1998 to December 31, 1997. Total assets were $201 million as of March 31, 1998 compared to $202 million on December 31, 1997.

Total loans were $136 million on March 31, 1998 versus $138 million on December 31, 1997, respectively, a decrease of $2 million. Of the three major categories of loans, real estate, commercial and consumer, only commercial loans increased during this period of time. Real estate loans were $82 million compared to $87 million as of March 31, 1998 and December 31, 1997, respectively. Consumer loans decreased to $22 million at March 31, 1998 compared to $25 million at December 31, 1997. Commercial loans increased to $31 million at March 31, 1998 compared to $27 million at December 31, 1997. There has been some indication that loan demand, other than fixed rate mortgages, slowed during the first quarter. Management is not able to predict if this slow down is going to continue.

Allowance for loan losses was $1,469,000 at March 31, 1998 compared to $1,523,000 at December 31, 1997. As of March 31, 1998 non-performing loans totaled $1,700,000 compared to $1,078,000 at December 31, 1997. Management believes that the allowance is adequate at this time.

Bank premises and equipment were approximately the same at March 31, 1998 as they were at year end. Purchases of new equipment necessary to convert Rochelle to the same data processing system as Beloit and the upgrading of other equipment to being Year 2000 Compliant increase this asset category in 1998.

As of March 31, 1998, fed funds sold and other short-term investments were $4 million compared to $9 million at December 31, 1997. Securities available for sale were $16 million at March 31, 1998 compared to $9 million at December 31, 1997. Securities held to maturity were $26 million and $29 million as of March 31, 1998 and December 31, 1997, respectively.

Total deposits of $159 million were approximately the same at March 31, 1998 as they were at December 31, 1997. Non-interest bearing deposits were approximately $18 million on March 31, 1998 compared to $20 million at December 31, 1997. Several commercial customers have historically increased their demand deposit balances at year end. As a result, subsequent reporting dates typically have balances lower than year-end. This did not happen this year. Interest bearing deposits were up slightly, $141 million at March 31, 1998 and $139 million at December 31, 1997. Competition for deposit dollars continues to be intense. As a result, dramatic growth of deposits is not anticipated during the balance of 1998, at the company's current locations.

Other borrowings, the main component of which are advances from the FHLB, was $8 million at March 31, 1998 compared to $4 million at December 31, 1997. The Bank took advantage of some very favorable rates being offered by the FHLB in early 1998. The advances were used to fund some of the increase in loans and securities and to also provide liquidity.

The company continues to maintain an excellent capital position regardless of the measurement used. The following table shows four different measurements as of March 31, 1998 and December 31, 1997, and the regulatory requirement, if any. Management does not anticipate the need for additional capital resources in the near future.


                                              MARCH 31,     DECEMBER 31,     REGULATORY
                                                1998           1997         REQUIREMENTS
                                                ----           ----         ------------
Leverage capital ratio                         10.64%         11.79%             N/A

Core capital as a percent
  of assets                                    11.21%         10.56%           5.50%

Core capital as a percent
  of risk-based assets                         15.07%         17.43%             N/A

Total capital as a percent
  of risk-based assets                         16.12%         18.67%           8.00%

Liquidity as it relates to the Bank is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Bank's principal sources of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of investment securities, income from operations, and short term borrowings. Additional sources include purchasing fed funds, sale of loans, borrowing from both the Federal Reserve Bank and Federal Home Loan Bank, capital loans, and dividends paid by the Bank's investment subsidiary Nevahawk, to the Bank. Under present law, accumulated earnings could be paid as dividends without incurring a tax liability.

The general liquidity needs of the Company consist of payment of dividends to its shareholders and a limited amount of expenses. The sources of funds to provide this liquidity are income from investments, maturities of investments, cash balances and dividends from the Bank. The announced acquisition of First Financial Bancorp will require the Company to seek external financing to fund part of the purchase. As of this writing, management hasis analyzing alternative external funding proposals as well as internal sources from the bank. Certain restrictions are imposed upon the Bank which could limit its ability to pay dividends if it did not have net earnings in the future. The Company maintains adequate liquidity to pay its expenses.

Off-Balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling $23 million as of March 31, 1998. This compares to $20 million at December 31, 1997. The bank has historically funded the off- balance sheet commitments with its primary sources of funds, and management anticipates that this will continue.

The company and its subsidiaries continue to move forward in their assessment of the requirements to make themselves completely year 2000 compliant. It is anticipated that the most critical areas of bank operations will be upgraded and tested for compliance by the end of 1998.

                                     PART II

                                OTHER INFORMATION

ITEM 5.  ACQUISITION OR DISPOSITION OF ASSETS

Blackhawk Bancorp, Inc. (the "Company") and First Financial Bancorp, Inc. Of Belvidere, Illinois, ("First Financial") have reached a definitive acquisition agreement in which stockholders of First Financial will receive $30.00 in cash for each share of First Financial owned by them, subject to a decrease in the merger price under certain circumstances with a floor of $29.00 per share.

First Financial, with assets of $82.0 million, owns First Federal Savings Bank, which operates two office locations in Belvidere and one in Rockford, Illinois.

The transaction, with an aggregate value of approximately $12.6 million, will be accounted for as a purchase.

It is impracticable to provide any of the required information contained in Form 8-K, Item 7 at this time. Pursuant to the Commission's Rules and Regulations, the Company anticipates that any required information will be filed within the prescribed time frame.

ITEM 6.
                  A)  EXHIBITS

                  See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

                  B)  REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the first quarter of 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Blackhawk Bancorp, Inc.
                                     -----------------------------------------
                                               (Registrant)



Date: May 14, 1998                   /s/ Dennis M. Conerton
                                     -----------------------------------------
                                     Dennis M. Conerton
                                     President and Chief Executive Officer



Date: May 14, 1998                   /s/ Jesse L. Calkins
                                     -----------------------------------------
                                     Jesse L. Calkins
                                     Senior Vice President
                                     (Chief Financial and Accounting Officer)

                             BLACKHAWK BANCORP, INC.

                                INDEX TO EXHIBITS


                                                     Incorporated                         Filed
Exhibit                                              Herein By                            Here-             Page
Number        Description                            Reference To:                        with              No.
------        -----------                            -------------                        ----              ---

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

27.2          Financial Data Schedule                                                    X