Form 10QSB
period 1998-06-30
BLACKHAWK BANCORP INC
filed 1998-08-14
CIK 857853

                                  Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                -----    -----


                         Commission file number 0-18599

                            BLACKHAWK BANCORP, INC.

             (Exact name of registrant as specified in its charter)

          Wisconsin                                           39-1659424
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)
400 Broad Street                                             53511
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

                             YES  X      NO
                                -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       OUTSTANDING AT
     CLASS OF COMMON STOCK                              JUNE 30, 1998
     ---------------------                              -------------
        $.01 PAR VALUE                                 2,308,773 SHARES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets as of
             June 30, 1998 and December 31, 1997                              3

          Consolidated Condensed Statements of Income for the
             three months ended June 30, 1998 and 1997                        4

          Consolidated Condensed Statements of Income for the
              Six months ended June 30, 1998 and 1997                         5

          Consolidated Condensed Statements of Shareholders'
              Equity as of June 30, 1998 and December 31, 1997                6

          Consolidated Condensed Statements of Cash Flows for the
              six months ended June 30, 1998 and 1997                         7

          Notes to Consolidated Condensed Financial Statements             8-10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                           11-16

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  18

ITEM 6.   A)  EXHIBITS                                                       18

          B)  REPORTS ON FORM 8-K                                            19

SIGNATURES                                                                   20

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                  JUNE 30,1998                     DECEMBER 31, 1997
                                                                        ------------                     -----------------

Cash and cash equivalents                                              $  13,493,000                     $   8,680,000
Federal funds sold and other short-term investments                          347,000                         8,889,000
Securities available for sale                                             15,813,000                         9,487,000
Securities held to maturity                                               25,040,000                        28,920,000

Total loans                                                              137,306,000                       138,298,000
Allowance for loan losses (Note 3)                                         1,351,000                         1,523,000
                                                                       -------------                     -------------
Net loans                                                                135,955,000                       136,775,000

Bank premises and equipment, net                                           4,484,000                         4,353,000
Other intangible assets                                                    1,639,000                         1,850,000
Other assets                                                               3,136,000                         3,022,000
                                                                       -------------                     -------------
  Total Assets                                                         $ 199,907,000                     $ 201,976,000
                                                                       =============                     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Non-interest bearing                                                 $  19,061,000                     $  19,571,000
  Interest bearing                                                       140,283,000                       139,479,000
                                                                       -------------                     -------------
      Total Deposits                                                     159,344,000                       159,050,000
Borrowed Funds:
  Short-term borrowings                                                    6,229,000                        12,231,000
  Other borrowings                                                         7,850,000                         4,850,000
Accrued interest payable                                                     758,000                           892,000
Other liabilities                                                          1,919,000                         1,818,000
                                                                       -------------                     -------------
      Total Liabilities                                                  176,100,000                       178,841,000
                                                                       -------------                     -------------
SHAREHOLDERS' EQUITY:
Preferred stock
   1,000,000 shares, $.01 par value per share
   authorized, none issued or outstanding                                         --                                --
Common stock
   10,000,000 shares, $.01 par value per share
   authorized, 2,308,773 and 2,296,414 shares
   issued and outstanding                                                     23,000                            23,000
Additional paid-in capital                                                 7,083,000                         7,002,000
Employee stock options earned                                                140,000                           131,000
Retained Earnings                                                         16,540,000                        16,045,000
Treasury Stock                                                              (120,000)                         (104,000)
FASB 115 Adjustment                                                          141,000                            38,000
                                                                       -------------                     -------------
  Total Shareholders' Equity                                              23,807,000                        23,135,000
                                                                       -------------                     -------------
  Total Liabilities and Shareholder's Equity                           $ 199,907,000                     $ 201,976,000
                                                                       =============                     =============




See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                 Three Months Ended June 30,
                                                                            1998                            1997
                                                                         -----------                     -----------
INTEREST INCOME:
  Interest and fees on loans                                             $ 3,147,000                     $ 2,971,000
  Interest on deposits with other banks                                        6,000                          22,000
  Interest on investment securities:
  Taxable                                                                    562,000                         615,000
  Exempt from federal income taxes                                            62,000                          33,000
  Dividends
  Interest on federal funds sold and
  other short-term investments                                                66,000                          10,000
                                                                         -----------                     -----------
  Total Interest Income                                                    3,843,000                       3,651,000
                                                                         -----------                     -----------
INTEREST EXPENSE:
  Interest on deposits                                                     1,598,000                       1,482,000
  Interest on short-term borrowings                                          105,000                         189,000
  Interest on other borrowings                                               105,000                          67,000
                                                                         -----------                     -----------
  Total Interest Expense                                                   1,808,000                       1,738,000
                                                                         -----------                     -----------
  Net Interest Income                                                      2,035,000                       1,913,000
  Provision for loan losses (Note 3)                                          75,000                          45,000
                                                                         -----------                     -----------
  Net Interest Income After Provision for Loan Losses                      1,960,000                       1,868,000
                                                                         -----------                     -----------
OTHER OPERATING INCOME:
  Gain (loss) on sale of loans                                               (54,000)                         (8,000)
  Trust Department income                                                     44,000                          59,000
  Service fees                                                               277,000                         250,000
  Other income                                                               296,000                         109,000
                                                                         -----------                     -----------
  Total Other Operating Income                                               563,000                         410,000
                                                                         -----------                     -----------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                                             907,000                         768,000
  Occupancy expense of bank premises, net                                    140,000                         111,000
  Furniture and equipment                                                    108,000                          79,000
  Data processing                                                             90,000                         111,000
  Other operating expense                                                    459,000                         407,000
                                                                         -----------                     -----------
  Total Other Operating Expense                                            1,704,000                       1,476,000
                                                                         -----------                     -----------

  Income Before Income Taxes                                                 819,000                         802,000
  Provision for Income Taxes                                                 276,000                         286,000
                                                                         -----------                     -----------
  Net Income                                                             $   543,000                     $   516,000
                                                                         ===========                     ===========
  Earnings Per Share                                                     $       .24                     $       .23
                                                                         ===========                     ===========
  Diluted Earnings Per Share                                             $       .22                     $       .22
                                                                         ===========                     ===========
  Dividends Per Share                                                    $       .12                     $       .11
                                                                         ===========                     ===========



See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                 Six Months Ended June 30,
                                                                            1998                          1997
                                                                          ----------                    ----------
INTEREST INCOME:
   Interest and fees on loans                                             $6,326,000                    $5,256,000
   Interest on deposits with other banks                                      24,000                        22,000
   Interest on investment securities:
   Taxable                                                                 1,112,000                     1,136,000
   Exempt from federal income taxes                                          109,000                        72,000
   Dividends
   Interest on federal funds sold and
   other short-term investments                                              138,000                        76,000
                                                                          ----------                    ----------
   Total Interest Income                                                   7,709,000                     6,562,000
                                                                          ----------                    ----------

INTEREST EXPENSE:
   Interest on deposits                                                    3,204,000                     2,620,000
   Interest on short-term borrowings                                         225,000                       378,000
   Interest on other borrowings                                              209,000                       103,000
                                                                          ----------                    ----------
   Total Interest Expense                                                  3,638,000                     3,101,000
                                                                          ----------                    ----------
   Net Interest Income                                                     4,071,000                     3,461,000
   Provision for loan losses (Note 3)                                        131,000                        75,000
                                                                          ----------                    ----------
   Net Interest Income After Provision for Loan Losses                     3,940,000                     3,386,000
                                                                          ----------                    ----------

OTHER OPERATING INCOME:
   Gain (loss) on sale of loans                                               29,000                          --
   Trust Department income                                                   106,000                        90,000
   Service fees                                                              509,000                       397,000
   Other income                                                              430,000                       167,000
                                                                          ----------                    ----------
   Total Other Operating Income                                            1,074,000                       654,000
                                                                          ----------                    ----------
OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                          1,826,000                     1,342,000
   Occupancy expense of bank premises, net                                   286,000                       200,000
   Furniture and equipment                                                   209,000                       161,000
   Data processing                                                           231,000                       189,000
   Other operating expense                                                   911,000                       652,000
                                                                          ----------                    ----------
   Total Other Operating Expense                                           3,463,000                     2,544,000
                                                                          ----------                    ----------

   Income Before Income Taxes                                              1,551,000                     1,496,000
   Provision for Income Taxes                                                528,000                       529,000
                                                                          ----------                    ----------
   Net Income                                                             $1,023,000                    $  967,000
                                                                          ==========                    ==========
   Earnings Per Share                                                     $      .45                    $      .42
                                                                          ==========                    ==========
   Diluted Earnings Per Share                                             $      .42                    $      .41
                                                                          ==========                    ==========
   Dividends Per Share                                                    $      .23                    $      .21
                                                                          ==========                    ==========



See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                             Six Months Ended          Twelve Months Ended
                                                               June 30, 1998            December 31, 1997
                                                             ---------------------------------------------
Common Stock:
   Balance at beginning and end of period                    $     23,000                     $     23,000
   Stock options exercised                                           --                               --
                                                             ------------                     ------------
   Balance at end of period                                        23,000                           23,000
                                                             ------------                     ------------

Additional Paid-in Capital:
   Balance at beginning of period                               7,002,000                        6,961,000
   Stock options exercised                                         81,000                           41,000
                                                             ------------                     ------------
   Balance at end of period                                     7,083,000                        7,002,000
                                                             ------------                     ------------

Employee Stock Options Earned:
   Balance at beginning of period                                 131,000                           95,000
   Unearned employee compensation                                   9,000                           36,000
                                                             ------------                     ------------
   Balance at end of period                                       140,000                          131,000
                                                             ------------                     ------------

Retained Earnings:
   Balance at beginning of period                              16,045,000                       15,072,000
   Net Income                                                   1,023,000                        1,956,000
   Dividends declared on common stock                            (528,000)                        (983,000)
                                                             ------------                     ------------
   Balance at end of period                                    16,540,000                       16,045,000
                                                             ------------                     ------------

Treasury Stock, at cost:
   Balance at beginning of period                                (104,000)                         (84,000)
   Purchase                                                       (16,000)                         (20,000)
                                                             ------------                     ------------
   Balance at end of period                                      (120,000)                        (104,000)
                                                             ------------                     ------------

FASB 115 Adjustment:
   Balance at beginning of period                                  38,000                          (11,000)
   Net adjustment during period                                   103,000                           49,000
                                                             ------------                     ------------
   Balance at end of period                                       141,000                           38,000
                                                             ------------                     ------------

Other:
   Balance at beginning of period                                    --                            (25,000)
   Principal payments on ESOP Plan                                   --                             25,000
                                                             ------------                     ------------
   Balance at end of period                                          --                               --
                                                             ------------                     ------------
Total Shareholders' Equity                                   $ 23,807,000                     $ 23,135,000
                                                             ============                     ============

See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Six Months Ended              Six Months Ended
                                                                             June 30,  1998                 June 30, 1997
                                                                            ------------------            -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                 $  1,023,000                  $    967,000
   Adjustments to reconcile net income
       to net cash provided by operating activities:
   Compensatory options recognized                                                   9,000                        18,000
   Provision for loan losses                                                       131,000                        75,000
   Provision for depreciation and amortization                                     322,000                       203,000
   Accretion of discount on investment securities, net                             (93,000)                      (51,000)
   (Gain) on sale of loans                                                         (29,000)                         --
   Loans originated for sale                                                   (10,356,000)                   (3,114,000)
   Proceeds from sale of loans                                                  10,385,000                     5,464,000
   Change in assets and liabilities:
   (Increase) decrease in other assets                                            (114,000)                     (147,000)
   (Increase) decrease in accrued interest payable                                (134,000)                      129,000
   Increase (decrease) in other liabilities                                         62,000                      (345,000)
                                                                              ------------                  ------------
   Net cash provided by operating activities                                     1,206,000                     3,199,000
                                                                              ------------                  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of available-for-sale securities                       8,937,000                     7,554,000
   Purchase of available-for-sale securities                                   (15,041,000)                   (4,321,000)
   Proceeds from maturity of investment securities                               6,212,000                    10,415,000
   Purchase of investment securities                                            (2,803,000)                  (10,016,000)
   Net cash used in acquisition                                                       --                        (199,000)
   Decrease in federal funds sold and
   other short-term investments, net                                             8,542,000                     2,742,000
   Loans originated, net of principal collected                                    689,000                    (4,734,000)
   Purchase of bank premises and equipment                                         242,000                      (112,000)
                                                                              ------------                  ------------
   Net cash provided by (used in) investing activities                           6,778,000                     1,329,000
                                                                              ------------                  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                                          81,000                        23,000
   Net increase (decrease) in deposits                                             294,000                    (6,190,000)
   Net increase (decrease) in borrowings                                        (3,002,000)                    5,606,000
   Cash dividends paid                                                            (528,000)                     (478,000)
   Purchase of common stock for Treasury                                           (16,000)                      (20,000)
                                                                              ------------                  ------------
   Net cash (used in) financing activities                                      (3,171,000)                   (1,059,000)
                                                                              ------------                  ------------
   Net increase (decrease) in cash and cash equivalents                          4,813,000                     3,469,000

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                           8,680,000                     7,967,000
                                                                              ------------                  ------------
   End of period                                                              $ 13,493,000                  $ 11,436,000
                                                                              ============                  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest                                                                 $  3,772,000                  $  2,752,000
     Income taxes                                                                  573,000                       482,000
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Other assets acquired in settlement of loans                               $    183,000                  $     73,000
   Principal payments on ESOP loan                                                    --                          25,000


See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1998

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

           In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of June 30, 1998 and December 31, 1997, the results of operations for the three and six months ended June 30, 1998 and 1997.

           The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2.    Non-Performing Loans

           Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:


                                                                           June 30                      December 31
                                                               ------------------------------          ------------
                                                                    1998             1997                  1997
                                                               -------------     ------------          ------------
           Impaired loans                                      $   1,149,000     $    632,000          $    325,000
           Non-accruing loans                                        644,000          334,000               610,000
           Past due 90 days or more and still accruing               422,000          472,000               143,000
                                                               -------------     ------------          ------------
           Total non-performing loan                           $  22,150,000     $  1,438,000          $  1,078,000
                                                               =============     ============          ============

Note 3.    Allowance For Loan Losses

           A summary of transactions in the allowance for loan losses is as follows:


                                                                                Three Months Ended June 30
                                                                                      1998             1997
                                                                                ---------------------------
           Balance at beginning of period                                       $1,469,000       $1,209,000
           Allowance associated with acquisition                                      --            345,000
           Provision charged to expense                                             84,000           45,000
           Loans charged off                                                       204,000          153,000
           Recoveries                                                                2,000           14,000
                                                                                ----------       ----------
           Balance at end of period                                             $1,351,000       $1,459,000
                                                                                ==========       ==========

                                                                                 Six Months Ended June 30
                                                                                      1998             1997
                                                                                ---------------------------
           Balance at beginning of period                                       $1,523,000       $1,186,000
           Allowance associated with acquisition                                      --            345,000
           Provision charged to expense                                            131,000           75,000
           Loans charged off                                                       310,000          166,000
           Recoveries                                                                7,000           19,000
                                                                                ----------       ----------
           Balance at end of period                                             $1,351,000       $1,459,000
                                                                                ==========       ==========

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998

Note 4:    Earnings Per Share

           Presented below are the calculations for basic and diluted earnings per share:

                                                                      Three Months Ended            Six Months Ended
                                                                           June 30                      June 30
                                                                     1998           1997          1998           1999
                                                                 --------------------------    -------------------------
           Basic:
           Net income available to common stockholders           $  543,000      $  516,000    $1,023,000     $  967,000
                                                                 ==========      ==========    ==========     ==========
           Weighted average shares outstanding                    2,295,671       2,281,967     2,292,073      2,282,651
                                                                 ==========      ==========    ==========     ==========
           Basic earnings per share                              $      .24      $      .23    $      .45     $      .42
                                                                 ==========      ==========    ==========     ==========
           Diluted:

           Net income available to common stockholders           $  543,000      $  516,000    $1,023,000     $  967,000
                                                                 ==========      ==========    ==========     ==========
           Weighted average shares outstanding                    2,295,671       2,281,967     2,292,073      2,282,657
           Effect of dilutive stock options outstanding             138,911         122,154       136,378        103,903
                                                                 ----------      ----------    ----------     ----------
           Diluted weighted average shares outstanding            2,434,582       2,404,121     1,428,415      2,366,520
                                                                 ==========      ==========    ==========     ==========
           Diluted earnings per common share                     $      .22      $      .22    $      .42     $      .41
                                                                 ==========      ==========    ==========     ==========


Note 5:    Comprehensive Income

           The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 on January 1, 1998, and all required disclosures will be included beginning with the Company's 1998 Form 10-K Annual Report.

           The Company's comprehensive income for the period ended June 30, 1998 is as follows:

                                                                                      Six Months Ended
                                                                                          June 30
                                                                                    1998            1997
                                                                                --------------------------
           Net Income                                                           $ 1,023,000     $  967,000
           Other comprehensive income,
           Net of tax-unrealized gain on securities
           Unrealized holding gains arising during the period                       103,000          5,000
                                                                                -----------     ----------
           Comprehensive Income                                                 $ 1,126,000     $  972,000
                                                                                ===========     ==========

Note 6:    Subsequent Event

           On May 7, 1998 the Company announced a proposed acquisition of First Financial Bancorp, Inc. of Belvidere, Illinois. The terms of the acquisition, expected to be completed in the third quarter of this year, call for the Company to pay $30.00 in cash for each outstanding share of First Financial common stock, subject to a decrease in the merger price under certain circumstances with a floor of $29.00 per share. The transaction, with an aggregate value of approximately $12.6 million, will be accounted for as a purchase

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998

Note 7:    Future Accounting Changes

           In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative financial instruments be recognized as either assets or liabilities in the statement of financial position. Derivative financial instruments not designed as hedges will be measured at fair value with changes in fair value being recognized in earnings in the period of change. If a derivative is designated as a hedge, the accounting for changes in fair value will depend on the specific exposure being hedged. The statement is effective for fiscal years beginning after June 15, 1999. Management, at this time, cannot determine the effect the adoption of this statement may have on the financial statements of the Company as the effect is dependent of the amount and nature of derivatives and hedges held at the time of adoption of the statement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of June 30, 1998 and December 31, 1997 and the consolidated condensed statements of income for the three months and six months ended June 30, 1998 and 1997. This information is not meant to be a substitute for the balance sheets and income statements.

                            RESULTS OF OPERATIONS

On April 30, 1997, the Company completed the purchase of all of the outstanding shares of Rochelle Bancorp, Inc. ("Rochelle") of Rochelle, Illinois, for approximately $4.2 million in cash. Rochelle's wholly owned subsidiary, Rochelle Savings Bank S.B., is an Illinois state chartered savings bank with offices in Rochelle and Oregon, Illinois, and assets totaling approximately $51.0 million. This acquisition was accounted for as a purchase and the cash consideration paid for the outstanding shares approximates the fair market value of tangible and intangible assets acquired less the liabilities assumed.

As a part of this purchase, the Company also acquired all of the outstanding shares of Midland Acceptance Corporation ("MAC"), a financing subsidiary with offices in Rochelle and Rockford, Illinois and assets of approximately $2.5 million.

Results of operations of Rochelle and MAC are incorporated in the Company's statements from the acquisition date forward.



                           THREE MONTHS ENDED JUNE 30

For the three months ended June 30, 1998, interest income was $3.8 million compared to $3.7 million for the same period in 1997. This increase of $192,000, nearly 5.3%, was the result of increased volume which was partially offset by reduced rates. Earning assets averaged $186.8 million during the three months ended June 30, 1998 compared to $171.0 million for the same period in 1997. The average yield on earning assets decreased to 8.28% for the period compared to 8.57% in 1997

Interest and fees on loans increased to $3.1 million in the current period compared to $2.9 million in the same period in 1997. This increase of 5.9% was due to increased volume. Most of the increase is the result of the inclusion of three months of the Rochelle operations in 1998 versus two months in 1997.

Investment income on taxable securities for the quarter ended June 30, 1998 was $562,000 compared to $615,000 in 1997, a decrease of 8.6%. Income due to volume increased; however, this was more than offset by the decrease due to lower yields. Income from tax-exempt securities increased nearly 88% in the 1998 period compared to 1997. This was due almost entirely to increased volumes. Security volumes are further addressed in the discussion of the analysis of financial condition.

Interest paid on deposits in the three months ended June 30, 1998 was $1.6 million compared to $1.5 million in the same period in 1997. The increase was due to increased volumes which were the result of the Rochelle acquisition. The average rate of the Rochelle deposits were slightly lower than the average rate on the Blackhawk deposits. This rate relationship between Blackhawk and Rochelle is expected to continue. While there has been some fluctuations in interest rates, most have been relatively minor. If interest rates increase in the coming months, an increase in the rates paid on deposits can be expected. Significant growth in deposits is not expected in the third quarter of 1998 from current levels. However, comparisons to 1997 in the future quarters will be very positive because of the First Financial acquisition.

Interest on short-term borrowings was lower in 1998 than in 1997, $105,000 versus $189,000 respectively. Short-term borrowings consist of fed funds purchased and repurchase agreements. The higher average rate for the quarter on these borrowings was offset by a lower volume. The interest cost on other borrowings which are advances from the Federal Home Loan Bank, ("FHLB"), was $105,000 for the quarter compared to $67,000 in 1997. This increase was the result of increased volume. In an effort to economically fund cash needs, average borrowings from the FHLB in the first quarter of 1998 increased to $7.9 million from $4.5 million in 1997.

The provision for loan loss was approximately $75,000 in the quarter ended June 30, 1998 as compared to $45,000 for the same period in 1997. On a regular basis, management determines the adequacy of the loan loss reserve and, if necessary, adjusts the loan loss provision.

Total other operating income increased to $563,000 from $410,000 in the second quarter of 1997. The largest single item in each period was service fees, totaling $277,000 and $250,000 in 1998 and 1997, respectively. Most of the income is the result of the inclusion of three months of service fees on deposit accounts and service fees related to mortgage servicing versus two months for 1997. Continued increases in revenue from the servicing of sold mortgages is anticipated. Trust fees declined $15,000 to $44,000 for the quarter. It is anticipated that this area will provide increased revenue in the future. Other income includes the revenue from the capitalization of mortgage servicing rights and the sale of non-deposit investments representing a significant amount of the increase to $296,000 in 1998 from $109,000 in 1997. A loss on the sale of loans of $54,000 was experienced in the second quarter of 1998 compared to a loss of $26,000 in the same quarter of 1997. Prior to the acquisition of Rochelle, Blackhawk's loans were sold with servicing rights. Since loans are now being sold with the servicing rights retained by Rochelle, the proceeds from the sale are reduced. The increased income from servicing will offset the reduced income in this area.

Total other operating expenses were $1,704,000 in the second quarter of 1998 compared to $1,476,000 in the same period in 1997. The largest single item in this category is salaries and benefits which were $907,000 in 1998 compared to $768,000 in 1997. The increase of $139,000 is the result of normal salary increases, the addition of a new facility in Roscoe, Illinois and the inclusion of three months of the Rochelle operations versus two months for 1997. The relatively large increases in occupancy and furniture and equipment are the result of the acquisition of Rochelle and the addition of the Roscoe office. The increased costs in both of these areas are expected to continue for the balance of 1997. The decrease in data processing is the result of the consolidation of data services providers.

Income taxes decreased to $276,000 from $286,000 for the three month period ending June 30,1998. The effective tax rates were 33.7% versus 35.7% for 1998 and 1997 second quarters, respectively. The lower effective tax rate resulted from a higher percentage of income subject to Illinois versus Wisconsin State income taxes, and the increase of income from federally tax-exempt securities.

                            SIX MONTHS ENDED JUNE 30

Total interest income for the six months ended June 30, 1998, was $7.7 million compared to $6.6 million for the same period in 1997. The largest area of interest revenue, interest and fees on loans, also contributed the largest dollar increase, $1.0 million. As was discussed previously, volume was the primary reason for the growth of revenue in this area. The average yield in 1998 was approximately the same as in 1997. Future internal growth of loans could slow during the second half of 1998 if the Federal Reserve Bank decides to increase interest rates. However, this does not seem to be likely, in the immediate future.

Interest on taxable securities was substantially the same $1.1 million as compared to $1.1 million for the first half of 1998. The decrease in the average yield for the period in 1998 offset the increase in volume when compared to 1997. Interest income from tax exempt securities was effected by increased volume. Interest income from fed funds sold and short-term investments was $138,000 for the first six months of 1998 as compared to $95,000 for the same period in 1997. This $43,000 increase was due both to increased volume and yield.

Interest expense was $3.6 million in the six months ended June 30, 1998 as compared to $3.1 million for the same period in 1997. Interest on deposits was $3.2 million in 1998 as compared to $2.6 million in 1997. The reduction in average rate was offset by increased volume. Most of the increased volume was attributable to the Rochelle acquisition.

Interest on short-term borrowings was $225,000 in the first half of 1998 as compared to $378,000 in the same period of 1997. The volume in 1997 was significantly lower and offset the effect of higher average interest rates paid. Increased average balance plus increased average rates paid accounts for the higher interest expense of long-term borrowings.

The provision for loan loss was approximately $131,000 for the period in 1998 compared to $75,000 in 1997. Management believes that the provision was appropriate based on their regular review of the adequacy of the overall reserve.

Other operating income for the six months ended June 30, 1998 was $1.1 million compared to $654,000 for the same period in 1997. Service fees, the largest item in this category, experienced the largest increase to $509,000 in 1998 as compared to $397,000 in 1997. The increase in this area was the result of increased volume of accounts as a result of the Rochelle acquisition, increased fees and the additional revenues associated with the servicing of mortgages by Rochelle. Prior to the acquisition of Rochelle, Blackhawk's loans were sold with servicing rights. Loans are now being sold with the servicing rights retained by Blackhawk, therefore, proceeds from these sales are reduced. The increased income from servicing will offset the reduced income in this area. Trust department income increased 18% in 1998, when compared to 1997, as a result of additional business. Continued improvement in this area is anticipated for the balance of 1998. Other income increased $263,000 over 1997 levels, $430,000 compared to $167,000. Income from the sale of non-deposit investments and the capitalization of mortgage servicing rights are included in this category. It is anticipated that these activities will increase income in the future.

For the six month period ending June 30, 1998, total other operating expenses were $3,463,000 compared to $2,544,000 in 1997. The area of largest increase was salaries and benefits, which totaled $1,826,000 compared to $1,342,000 in 1997. The acquisition of Rochelle, combined with normal salary and benefit increases and additional staffing for the Roscoe branch opened in March, account for the increase. Increases in the areas of occupancy and data processing are primarily the result of the Rochelle acquisition.

As a result of increased federally tax-exempt income, the effective tax rate decreased to 34.0%, in 1998, from 35.4% in 1997.

                         ANALYSIS OF FINANCIAL CONDITION

This analysis of the Company's financial condition compares June 30, 1998 to the Company's prior fiscal year end December 31, 1997. Total assets were $199.9 million as compared to $202.0 million as of December 31, 1997. This represents a decrease of approximately 1%.

Total investment securities, including securities held-to-maturity, securities available-for-sale, fed funds sold and short-term investments, were $41.2 million as of June 30, 1998, as compared to $47.3 million as of December 31, 1997. The reduction of Blackhawk's investments were offset by the increase in cash and cash equivalencies

Loans totaled $137.3 million on June 30, 1998 as compared to $138.3 million on December 31, 1997, a decrease of $1.0 million or 1%. The majority of the loan demand for 1998 has been for fixed-rate mortgages which are usually sold to the Federal Home Loan Mortgage Corporation within one month of origination. The majority of the loan originators time has been dedicated to these loans. The strength of loan demand for the balance of 1998 will depend to some extent on what action the Federal Reserve Bank takes with regard to interest rates.

Allowance for loan losses was $1.4 million as of June 30,1998 as compared to $1.2 million as of December 31, 1997. Footnote 3 to the financial statements indicates the activity in the allowance for loan loss account for the three and six months ended June 30, 1998 and 1997. Non-performing loans (see Footnote 2) as of June 30, 1998 were $2.2 million. The potential loss resulting from these loans has been provided for in management's determination of the adequacy of the loan loss reserve. Management believes that the allowance is adequate at this time.

Bank premises and equipment increased 3% to $4.5 million as of December 31, 1997. This increase was primarily the result of the Rochelle data conversion and the upgrade of the item capture system in Beloit.

Total deposits of $159.3 million increased $294,000 as of June 30, 1998 as compared to $159.1 million as of December 31, 1997. Non-interest bearing deposits decreased to $19.1 million from $19.2 million as of December 31, 1997. Several commercial customers have historically increased their demand deposit balances at year end. As a result, subsequent interim reporting dates typically have balances lower than the previous year-ends. Interest bearing deposits increased slightly from year-end levels. A significant amount of training time was incurred for the data conversion of the Rochelle operations. With the completion of the conversion, staff time will again be focused on attracting deposits. Also affecting deposit levels has been the strength of the overall equity markets. Competition for deposit dollars continues to be intense. As a result, dramatic growth of deposits, except those related to the Belvidere purchase, is not anticipated during the balance of 1998.

Short term borrowing consists mainly of repurchase agreements with customers. During the first quarter of 1998, one of these relationships was terminated, which accounts for the majority of the decrease of $6.0 million. Other borrowings, the main component of which are advances from the FHLB, was $7.9 million at June 30, 1998 compared to $4.9 million at December 31, 1997. The Bank took advantage of some very favorable rates being offered by the FHLB in early 1998. The advances will be used in part to finance the First Financial Bancorp transaction. The use of borrowings, both short and long, will be utilized as future need arise.

The Company continues to maintain an excellent capital position regardless of the measurement used. The following table shows four different measurements as of June 30, 1998 and December 31, 1997, and the regulatory requirement, if any. Management does not anticipate the need for additional capital resources in the near future.

                                       JUNE 30,      DECEMBER 31,    REGULATORY
                                        1998            1997       REQUIREMENTS
                                       -----------------------------------------

Leverage capital ratio                 10.76%          15.08%            N/A

Core capital as a percent
     of assets                         10.72%          14.37%          5.50%

Core capital as a percent
     of risk-based assets              15.50%          22.88%            N/A

Total capital as a percent
     of risk-based assets              16.47%          23.47%          8.00%

Liquidity as it relates to the bank is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. Its principal sources of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of investment securities, income from operations, and short term borrowings. Additional sources include purchasing fed funds, sale of loans, borrowing from both the Federal Reserve Bank and Federal Home Loan Bank, capital loans. Also dividends paid by Nevahawk to Blackhawk provide an additional source. Under present law, accumulated earnings could be paid as dividends without incurring a tax liability. The Bank has declared a special dividend, payable in August 1998 of $4.0 million. This will be used as part of the financing of the proposed
First Financial transaction.

The liquidity needs of the Company generally consists of payment of dividends to its shareholders and a limited amount of expenses. As part of the financing of the proposed purchase of First Financial transaction, the Company is currently in negotiations to secure a line of credit from an unrelated third party. The sources of funds to provide this normal liquidity are income from investments, maturities of investments, cash balances, issuance of capital and dividends from the Bank. Certain restrictions are imposed upon the Bank which could limit its ability to pay dividends if it did not have net earnings or adequate capital in the future. The Company maintains adequate liquidity to pay its expenses.

Off-balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $17.8 million as of June 30, 1998. This compares to $20.0 million at December 31, 1997. The Bank has historically funded off-balance sheet commitments with its primary sources of funds, and management anticipates that this will continue.

YEAR 2000 ISSUES Year 2000 issues will affect the Company to the extent that it operates in an industry which heavily relies upon information technology systems and has material relationships with third parties, both vendors and customers. As a result, the Company has undertaken a four-phase process to determine to what extent the Company is vulnerable to Year 2000 issues. The four phases set-forth by the Company are awareness by major area, assessment of Year 2000 compliance, system renovation (if necessary) and validation of Year 2000 preparedness. The Company's Year 2000 progress, by major area, is set-forth in the table that follows.

System                   Awareness           Assessment               Renovation               Validation
-------------------------------------------------------------------------------------------------------------
General Ledger           Complete            Complete                 July 1998                November 1998

Loan System              Complete            Complete                 September 1998           November 1998

Deposit System           Complete            Complete                 April 1998               November 1998

Item Capture             Complete            Complete                 April 1998               November 1998

Hardware                 Complete            Complete                 April 1998               October 1998

Loan Customers           Complete            Complete                 Individual Basis         December 1998



The Company has approved a budget in the amount of $600,000 for the cost of hardware and software remediation. A majority of these costs were planned expenditures to upgrade existing hardware and software. Most of these funds have been expended, and will be amortized over the useful life of the asset.

As is shown in the table the Company has not yet completed the validation phase. As a result, a formal contingency plan is still being formulated. The expected results of the validation process are that mission critical systems will be Year 2000 compliant. If the results of the validation process lead management to believe otherwise, then a contingency plan, with a timetable for implementation will be implemented.

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

                                    PART II

                               OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 13, 1998 , at the annual meeting of shareholders of the Company, the shareholders re-elected James P. Kelley, Frederick G. Klett and Roger K. Taylor to three-year terms expiring in 2001, and approved an ammendment to the Blackhawk Bancorp, Inc. 1994 Executive Stock Option Plan and the Blackhawk Bancorp, Inc. 1994 Directors Stock Option Plan. The vote, with respect to the re-election of each was as follows:

     James P. Kelley
          2,300,861  total votes eligible to be cast
          1,911,606  votes were represented at the Annual Meeting
          1,897,511  votes were cast "For" re-election
                -0-  votes were cast "Against" re-election
             14,095  votes abstained

     Frederick G. Klett
          2,300,861  total votes eligible to be cast
          1,911,606  votes were represented at the Annual Meeting
          1,893,011  votes were cast "For" re-election
                -0-  votes were cast "Against" re-election
             18,595  votes abstained

     Roger K. Taylor
          2,300,861  total votes eligible to be cast
          1,911,606  votes were represented at the Annual Meeting
          1,896,476  votes were cast "For" re-election
                -0-  votes were cast "Against" re-election
             15,130  votes abstained

The vote on the amendments to the Stock Option Plans were as follows:

          2,300,861  total votes eligible to be cast
          1,911,606  votes were represented at the Annual Meeting
          1,301,660  votes were "For" the amendment
            184,826  votes were "Against" the amendment
             65,421  votes abstained
            359,699  votes were broker non-votes

ITEM 6.    A)  EXHIBITS

           See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

           B)  REPORTS ON FORM 8-K

           There was one report on Form 8-K filed during the second quarter of 1998. The report was dated May 20, 1998 and was related to the change in the Company's certifying accountant, from Lindgren, Callihan, VanOsdol and Co., LTD. To Wipfli, Ullrich, Bertelson, LLP.

           There was also one amended 8-K/A filing, dated July 11, 1998. The amended report was related to the Company's proposed purchase of First Financial Bancorp, Inc. Financial statements filed included financial statements of the business acquired along with pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Blackhawk Bancorp, Inc.
                                       ----------------------------------------
                                                      (Registrant)



Date: August 13, 1998                   /s/ Dennis M. Conerton
                                       ----------------------------------------
                                        Dennis M. Conerton
                                        President and Chief Executive Officer



Date: August 13, 1998                   /s/  Jesse L. Calkins
                                       ----------------------------------------
                                        Jesse L. Calkins
                                        Senior Vice President
                                        (Chief Financial and Accounting Officer)

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