Form 10-Q
period 1998-09-30
BLACKHAWK BANCORP INC
filed 1998-11-16
CIK 857853

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                          YES   X            NO
                              -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT
 CLASS OF COMMON STOCK                           SEPTEMBER 30, 1998
 ----------------------                          ------------------
  $.01 PAR VALUE                                  2,313,373  SHARES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
ITEM 1.        FINANCIAL STATEMENTS

               Consolidated Condensed Balance Sheets as of
                    September 30, 1998 and December 31, 1997                               3

               Consolidated Condensed Statements of Income for the
                    three months ended September 30, 1998 and 1997                         4

               Consolidated Condensed Statements of Income for the
                    Nine months ended September 30, 1998 and 1997                          5

               Consolidated Condensed Statements of Shareholders'
                    Equity as of September 30, 1998 and December 31, 1997                  6

               Consolidated Condensed Statements of Cash Flows for the
                    Nine months ended September 30, 1998 and 1997                          7

               Notes to Consolidated Condensed Financial Statements                     8-10

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                11-16

                           PART II - OTHER INFORMATION

ITEM 6.        A)  EXHIBITS                                                               17

               B)  REPORTS ON FORM 8-K                                                    17

SIGNATURES                                                                                18


                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                            SEPTEMBER 30,1998      DECEMBER 31, 1997
                                                            -----------------      -----------------
ASSETS

Cash and cash equivalents                                    $  15,656,000           $   8,680,000
Federal funds sold and other short-term investments              7,348,000               8,889,000
Securities available for sale                                   34,014,000               9,487,000
Securities held to maturity                                     21,966,000              28,920,000

Total loans                                                    184,083,000             138,298,000
Allowance for loan losses (Note 3)                               1,857,000               1,523,000
                                                             -------------           -------------
Net loans                                                      182,226,000             136,775,000

Bank premises and equipment, net                                 7,469,000               4,353,000
Other intangible assets                                          6,785,000               1,850,000
Other assets                                                     4,663,000               3,022,000
                                                             -------------           -------------
   Total Assets                                              $ 280,127,000           $ 201,976,000
                                                             =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Non-interest bearing                                      $  22,007,000           $  19,571,000
   Interest bearing                                            207,266,000             139,479,000
                                                             -------------           -------------
        Total Deposits                                         229,273,000             159,050,000
Borrowed Funds:
   Short-term borrowings                                         4,750,000              12,231,000
   Other borrowings                                             17,250,000               4,850,000
Accrued interest payable                                         1,065,000                 892,000
Other liabilities                                                3,473,000               1,818,000
                                                             -------------           -------------
   Total Liabilities                                           255,811,000             178,841,000
                                                             -------------           -------------

SHAREHOLDERS' EQUITY:
Preferred stock
   1,000,000 shares, $.01 par value per share
   authorized, none issued or outstanding                              ---                     ---
Common stock
   10,000,000 shares, $.01 par value per share
   authorized, 2,300,861 and 2,296,414 shares
   issued and outstanding                                           23,000                  23,000
Additional paid-in capital                                       7,099,000               7,002,000
Employee stock options earned                                      140,000                 131,000
Retained Earnings                                               16,880,000              16,045,000
Treasury Stock                                                    (120,000)               (104,000)
FASB 115 Adjustment                                                294,000                  38,000
                                                             -------------           -------------

   Total Shareholders' Equity                                   24,316,000              23,135,000
                                                             -------------           -------------
   Total Liabilities and Shareholder's Equity                  280,127,000           $ 201,976,000
                                                             =============           =============



See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  Three Months Ended June 30,
                                                                    1998               1997
                                                                    ----               ----
INTEREST INCOME:
   Interest and fees on loans                                   $3,567,000          $3,157,000
   Interest on deposits with other banks                            91,000              50,000
   Interest on investment securities:
          Taxable                                                  623,000             573,000
   Exempt from federal income taxes                                 75,000              37,000

   Dividends
   Interest on federal funds sold and
          other short-term investments                              72,000              41,000
                                                                ----------          ----------
   Total Interest Income                                         4,428,000           3,858,000
                                                                ----------          ----------

INTEREST EXPENSE:
   Interest on deposits                                          1,893,000           1,644,000
   Interest on short-term borrowings                                69,000             126,000
   Interest on other borrowings                                    153,000              48,000
                                                                ----------          ----------
   Total Interest Expense                                        2,115,000           1,818,000
                                                                ----------          ----------
   Net Interest Income                                           2,313,000           2,040,000
   Provision for loan losses (Note 3)                               79,000              54,000
                                                                ----------          ----------
   Net Interest Income After Provision for Loan Losses           2,234,000           1,986,000
                                                                ----------          ----------
OTHER OPERATING INCOME:
   Gain (loss) on sale of loans                                     59,000              44,000
   Trust Department income                                          47,000              46,000
   Service fees                                                    286,000             254,000
   Other income                                                    160,000             116,000
                                                                ----------          ----------
   Total Other Operating Income                                    552,000             460,000
                                                                ----------          ----------

OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                1,006,000             858,000
   Occupancy expense of bank premises, net                         167,000             140,000
   Furniture and equipment                                         105,000              76,000
   Data processing                                                 123,000             125,000
   Other operating expense                                         544,000             489,000

   Total Other Operating Expense                                 1,945,000           1,688,000

   Income Before Income Taxes                                      841,000             758,000
   Provision for Income Taxes                                      277,000             263,000
                                                                ----------          ----------
   Net Income                                                   $  564,000          $  495,000
                                                                ==========          ==========

   Earnings Per Share                                           $      .25          $      .20
                                                                ==========          ==========

   Diluted Earnings Per Share                                   $      .24          $      .22
                                                                ==========          ==========

   Dividends Per Share                                          $      .12          $      .11
                                                                ==========          ==========


See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                  Nine Months Ended September 30,
                                                                     1998                 1997
                                                                ---------------------------------
INTEREST INCOME:
   Interest and fees on loans                                   $ 9,893,000          $ 8,413,000
   Interest on deposits with other banks                            115,000               72,000
   Interest on investment securities:
          Taxable                                                 1,735,000            1,709,000
   Exempt from federal income taxes                                 184,000              109,000
   Dividends
   Interest on federal funds sold and
          other short-term investments                              210,000              118,000
                                                                -----------          -----------
   Total Interest Income                                         12,137,000           10,421,000
                                                                -----------          -----------

INTEREST EXPENSE:
   Interest on deposits                                           5,097,000            4,264,000
   Interest on short-term borrowings                                294,000              505,000
   Interest on other borrowings                                     362,000              151,000
                                                                -----------          -----------
   Total Interest Expense                                         5,753,000            4,920,000
                                                                -----------          -----------
   Net Interest Income                                            6,384,000            5,501,000
   Provision for loan losses (Note 3)                               210,000              129,000
                                                                -----------          -----------
   Net Interest Income After Provision for Loan Losses            6,174,000            5,372,000
                                                                -----------          -----------
OTHER OPERATING INCOME:
   Gain (loss) on sale of loans                                      88,000               44,000
   Trust Department income                                          153,000              137,000
   Service fees                                                     795,000              652,000
   Other income                                                     590,000              281,000
                                                                -----------          -----------
   Total Other Operating Income                                   1,626,000            1,114,000
                                                                -----------          -----------
OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                 2,832,000            2,201,000
   Occupancy expense of bank premises, net                          453,000              339,000
   Furniture and equipment                                          314,000              237,000
   Data processing                                                  354,000              314,000
   Other operating expense                                        1.455,000            1,141,000
                                                                -----------          -----------
   Total Other Operating Expense                                  5,408,000            4,232,000
                                                                -----------          -----------
   Income Before Income Taxes                                     2,392,000            2,254,000
   Provision for Income Taxes                                       805,000              792,000
                                                                -----------          -----------
   Net Income                                                   $ 1,587,000          $ 1,462,000
                                                                -----------          -----------
   Earnings Per Share                                           $       .69          $       .61
                                                                ===========          ===========
   Diluted Earnings Per Share                                   $       .66          $
                                                                ===========          ===========
   Dividends Per Share                                          $       .35          $       .32
                                                                ===========          ===========



See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                Nine Months Ended        Twelve Months Ended
                                                September 30, 1998        December 31, 1997
                                                -------------------------------------------
Common Stock:
   Balance at beginning and end of period          $     23,000           $     23,000
   Stock options exercised                                   --                     --
                                                   ------------           ------------
   Balance at end of period                              23,000                 23,000
                                                   ------------           ------------

Additional Paid-in Capital:
   Balance at beginning of period                     7,002,000              6,961,000
   Stock options exercised                               97,000                 41,000
                                                   ------------           ------------
   Balance at end of period                           7,099,000              7,002,000
                                                   ------------           ------------
Employee Stock Options Earned:
   Balance at beginning of period                       131,000                 95,000
   Unearned employee compensation                         9,000                 36,000
                                                   ------------           ------------
   Balance at end of period                             140,000                131,000
                                                   ------------           ------------

Retained Earnings:
   Balance at beginning of period                    16,045,000             15,072,000
   Net Income                                         1,587,000              1,956,000
   Dividends declared on common stock                  (752,000)              (983,000)
                                                   ------------           ------------
   Balance at end of period                          16,880,000             16,045,000
                                                   ------------           ------------

Treasury Stock, at cost:
   Balance at beginning of period                      (104,000)               (84,000)
   Purchase                                             (16,000)               (20,000)
                                                   ------------           ------------
   Balance at end of period                            (120,000)              (104,000)
                                                   ------------           ------------

FASB 115 Adjustment:
   Balance at beginning of period                        38,000                (11,000)
   Net adjustment during period                         256,000                 49,000
                                                   ------------           ------------
   Balance at end of period                             294,000                 38,000
                                                   ------------           ------------

Other:
   Balance at beginning of period                            --                (25,000)
   Principal payments on ESOP Plan                           --                 25,000
   Balance at end of period                                  --                     --
                                                   ------------           ------------
Total Shareholders' Equity                         $ 24,316,000           $ 23,135,000
                                                   ============           ============


See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Nine Months Ended       Nine Months Ended
                                                                               September 30, 1998      September 30, 1997
                                                                               ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                     $  1,587,000           $  1,462,000
   Adjustments to reconcile net income
        to net cash provided by operating activities:
   Compensatory options recognized                                                       9,000                 27,000
   Provision for loan losses                                                           210,000                129,000
   Provision for depreciation and amortization                                         491,000                307,000
   Accretion of discount on investment securities, net                                (120,000)               (51,000)
   (Gain) on sale of loans                                                             (88,000)               (44,000)
   Loans originated for sale                                                       (13,843,000)            (8,705,000)
   Proceeds from sale of loans                                                      13,931,000              8,749,000
   Change in assets and liabilities:
   (Increase) decrease in other assets                                              (1,337,000)            (1,612,000)
   Increase (decrease) in accrued interest payable and other liabilities               596,000               (206,000)
                                                                                  ------------           ------------
   Net cash provided by operating activities                                         1,436,000                 56,000
                                                                                  ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of available-for-sale securities                          16,338,000              5,746,000
   Purchase of available-for-sale securities                                       (18,256,000)            (4,321,000)
   Proceeds from maturity of investment securities                                  10,169,000             15,575,000
   Purchase of investment securities                                                (2,803,000)           (15,951,000)
   Net cash used in acquisition                                                     (6,914,000)              (199,000)
   Decrease in federal funds sold and
        other short-term investments, net                                            9,566,000              2,985,000
   Loans originated, net of principal collected                                        359,000             (1,276,000)
   Purchase of bank premises and equipment                                            (942,000)              (112,000)
                                                                                  ------------           ------------
   Net cash provided by (used in) investing activities                               7,517,000              2,266,000
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                                              97,000                 35,000
   Net increase (decrease) in deposits                                               5,405,000             (4,699,000)
   Net increase (decrease) in borrowings                                             4,099,000              5,952,000
   Cash dividends paid                                                                (752,000)              (765,000)
   Purchase of common stock for Treasury                                               (16,000)               (20,000)
                                                                                  ------------           ------------
   Net cash (used in) financing activities                                          (1,977,000)               503,000)
                                                                                  ------------           ------------
   Net increase (decrease) in cash and cash equivalents                              6,976,000              2,825,000
    3,469,000
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                               8,680,000              7,967,000
                                                                                  ------------           ------------
   End of period                                                                  $ 15,656,000           $ 10,792,000
                                                                                  ============           ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:

        Interest                                                                  $  5,790,000           $  4,653,000
        Income taxes                                                                   796,000                664,000
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Other assets acquired in settlement of loans                                   $    515,000           $    210,000
   Principal payments on ESOP loan                                                         ---                 25,000


See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1998

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

             In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of September 30, 1998 and December 31, 1997, the results of operations for the three and nine months ended September 30, 1998 and 1997.

             The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2.      Non-Performing Loans

             Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                                              September 30                   December 31
                                                      -----------------------------          -----------
                                                        1998                 1997                1997
                                                      ---------           ---------          -----------
Impaired loans                                       $  807,000          $  228,000          $  325,000
Non-accruloans                                        1,400,000             369,000             610,000
Past due 90 days or more and still accruing             268,000             181,000             143,000
                                                     ----------          ----------          ----------
Total non-performing loan                            $2,475,000          $  778,000          $1,078,000
                                                     ==========          ==========          ==========

Note 3.      Allowance For Loan Losses

             A summary of transactions in the allowance for loan losses is as follows:

                                                Three Months Ended September 30
                                                  1998                  1997
                                               --------------------------------
Balance at beginning of period                 $ 1,351,000          $ 1,459,000
Allowance associated with acquisition              453,000                   --
Provision charged to expense                        79,000               54,000
Loans charged ofF                                   34,000              (40,000)
Recoveries                                           9,000                3,000
                                               -----------          -----------
Balance at end of period                       $ 1,858,000          $ 1,476,000
                                               ===========          ===========

                                                Nine Months Ended September 30
                                                   1998                 1997
                                               --------------------------------
Balance at beginning of period                 $ 1,523,000          $ 1,186,000
Allowance associated with acquisition              453,000              345,000
Provision charged to expense                       210,000              129,000
Loans charged off                                  344,000             (206,000)
Recoveries                                          16,000               22,000
                                               -----------          -----------
Balance at end of period                       $ 1,858,000          $ 1,476,000
                                               ===========          ===========

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

Note 4:      Earnings Per Share

             Presented below are the calculations for basic and diluted earnings per share:

                                                             Three Months Ended                      Nine Months Ended
                                                                September 30                            September 30
                                                          1998                1997                1998               1997
                                                      ------------------------------          ------------------------------
Basic:
Net income available to common stockholders           $  564,000          $  495,000          $1,587,000          $1,967,000
                                                      ==========          ==========          ==========          ==========
Weighted average shares outstanding                    2,299,199           2,281,967           2,294,474           2,282,651
                                                      ==========          ==========          ==========          ==========
Basic earnings per share                              $      .25          $      .20          $      .69          $      .61
                                                      ==========          ==========          ==========          ==========

Diluted:
Net income available to common stockholders           $  564,000          $  495,000          $1,587,000          $1,462,000
                                                      ==========          ==========          ==========          ==========
Weighted average shares outstanding                    2,271,331           2,281,967           2,294,474           2,282,657
Effect of dilutive stock options outstanding             130,792             122,154             130,792             103,903
                                                      ----------          ----------          ----------          ----------
Diluted weighted average shares outstanding            2,402,123           2,404,121           2,425,266           2,366,520
                                                      ==========          ==========          ==========          ==========
Diluted earnings per common share                     $      .24          $      .22          $      .65          $      .41
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

             The Company's comprehensive income for the period ended September 30, 1998 is as follows:

                                                                  Nine Months Ended
                                                                     September 30
                                                               1998                1997
                                                            ------------------------------
Net Income                                                  $1,587,000          $1,462,000
Other comprehensive income,
Net of tax--unrealized gain on securities
Unrealized holding gains arising during the period             256,000              29,000
                                                            ----------          ----------
Comprehensive Income                                        $1,843,000          $1,491,000
                                                            ==========          ==========

Note 6.      Acquisition of First Financial Bancorp, Inc.

             On August 31, 1998 the Company completed its acquisition of First Financial Bancorp, Inc. (First). First was the parent bank holding company of First Federal Savings Bank, Belvidere, Illinois. Cash of $12,465,000 was paid for all outstanding shares of First. The acquisition was recorded using purchase accounting. First's consolidated financial condition has been included in the Company's consolidated balance sheet as of September 30, 1998, and First's consolidated results of operations have been reflected in the Company's consolidated statements of income beginning as of the acquisition date.

             On a pro forma basis, the pro forma total income, net income, basic earnings per share, and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997 after giving effect to the Rochelle's acquisition as if it occurred on January 1, 1997 are as follows:

                                          Three Months Ended                                Nine Months Ended
                                              September 30                                     September 30
                                       1998                   1997                    1998                   1997
                                  ------------------------------------          -------------------------------------
Total Income                      $   3,439,000          $   3,313,000          $   18,181,000          $  16,491,000
Net Income                              441,000                371,000                 841,000                809,000
Basic Earnings per share                    .19                    .16                     .36                    .35
Diluted Earnings                            .18                    .15                     .35                    .33


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of September 30, 1998 and December 31, 1997 and the consolidated condensed statements of income for the three months and nine months ended September 30, 1998 and 1997. This information is not meant to be a substitute for the balance sheets and income statements.

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

On September 3, 1998, the Company completed the purchase of all of the outstanding shares of First Financial Bancorp, Inc. ("Belvidere") of Belvidere, Illinois for approximately $12.7 million in cash. Belvidere's wholly owned subsidiary, First Federal Savings Bank, a federal savings bank with two offices in Belvidere and one in Rockford, Illinois, was merged into the Company's subsidiary, Blackhawk State Bank, on the effective date of the purchase.

Results of operations of Belvidere are incorporated in the Company's statements from the acquisition date forward.


                         THREE MONTHS ENDED SEPTEMBER 30

For the three months ended September 30, 1998, interest income was $4.4 million compared to $3.8 million for the same period in 1997. Approximately $200,000 of the increase in interest income was the result of the Belvidere purchase. The balance of the $570,000 increase was the result of increased volume of earning assets excluding Belvidere. Total earning assets averaged nearly $210 million for the third quarter of 1998 compared to $180 million in the same period in 1997. Average earning assets are expected to be approximately $260 million in the fourth quarter as Belvidere will be included for all three months of the quarter. The average tax-equivalent yield for the three months in 1998 was 8.52% compared to 8.58% in the same period of 1997.

Interest and fees on loans increased to $3.6 million in the current period compared to $3.2 million in the same period in 1997. This increase of 13.0% was due to increased volume, again as the result of the purchase of Belvidere.

Investment income on taxable securities for the quarter ended September 30, 1998 was $623,000 compared to $573,000 in 1997, an increase of 8.7%. Approximately 40% of the $50,000 was the result of increased yield and

60% was the result of increased volume. Income from tax-exempt securities increased nearly 103% in the 1998 period compared to 1997. This was due almost entirely to increased volumes. Security volumes are further addressed in the discussion of the analysis of financial condition.

Interest paid on deposits in the three months ended September 30, 1998 was $1.9 million compared to $1.6 million in the same period in 1997. The increase was due to increased volumes which were the result of the Belvidere acquisition. The average yield of deposits were slightly lower in 1998 than in 1997, 4.63% vs. 4.68%. Unless interest rates increase in the coming months, a decrease in the rates paid on deposits can be expected. The rates on maturing deposits are slightly higher than the rates currently being offered on similar maturities. Significant growth in deposits is not expected in the fourth quarter of 1998 from current levels. However, comparisons to 1997 in the future quarters will be very positive because of the Belvidere acquisition.

Interest on short-term borrowings was lower in 1998 than in 1997, $69,000 versus $126,000 respectively. Short-term borrowings consist of fed funds purchased and repurchase agreements. This reduced cost was the result of lower volume and a lower interest rate. The interest cost on other borrowings, which are advances from the Federal Home Loan Bank, ("FHLB"), was $153,000 for the quarter compared to $48,000 in 1997. This increase was the result of increased volume. In an effort to economically fund cash needs, average borrowings from the FHLB in the third quarter of 1998 increased to $10.7 million from $3.6 million in 1997.

The provision for loan loss was approximately $79,000 in the quarter ended September 30, 1998 as compared to $54,000 for the same period in 1997. On a regular basis, management determines the adequacy of the loan loss reserve and, if necessary, adjusts the loan loss provision.

Total other operating income increased to $552,000 from $460,000 in the second quarter of 1997. The largest single item in each period was service fees, totaling $286,000 and $254,000 in 1998 and 1997, respectively. Most of the increase is the result of the inclusion of service fees on deposit accounts and service fees related to mortgage servicing at Belvidere. Continued increases in revenue from the servicing of sold mortgages is anticipated. Trust fees for the quarter increased to $47,000 from $46,000 in 1997. It is anticipated that this area will provide increased revenue in the future. Other income includes the revenue from the capitalization of mortgage servicing rights and the sale of non-deposit investments. These items represent a significant amount of the increase to $160,000 in 1998 from $116,000 in 1997. A gain on the sale of loans of $59,000 was experienced in the third quarter of 1998 compared to a gain of $44,000 in the same quarter of 1997. Prior to the acquisition of Rochelle in 1997, Blackhawk's loans were sold with servicing rights. Loans are now being sold with the servicing rights retained. This will reduce the profit from the sale of loans, however, it is anticipated that the increased income from servicing will offset the reduced income from the sales.

Total other operating expenses were $1,945,000 in the third quarter of 1998 compared to $1,688,000 in the same period in 1997. The largest single item in this category is salaries and benefits, which were $1,006,000 in 1998 compared to $858,000 in 1997. The increase of $1148,000 is the result of normal salary increases, the addition of a new facility in Roscoe, Illinois and the inclusion of one month of the Belvidere operations. The relatively large increases in occupancy and furniture and equipment are the result of the acquisition of Belvidere and the addition of the Roscoe office. The expenses in both of these areas are expected to continue to be higher in 1998 than in 1997. The decrease in data processing is the result of the consolidation of data services providers. This positive comparison is expected to disappear in the coming quarters. The consolidation of Belvidere's data processing is not anticipated until mid 1999.

Income taxes increased to $277,000 from $263,000 for the three month period ending September 30, 1998. The effective tax rates were 33% versus 35% for third quarters of1998 and 1997, respectively. The lower effective tax rate resulted from a higher percentage of income subject to Illinois State income taxes, and the increase of income from federally tax-exempt securities.

                         NINE MONTHS ENDED SEPTEMBER 30

Total interest income for the nine months ended September 30, 1998, was $12.1 million compared to $10.4 million for the same period in 1997. The 1997 figures include Rochelle for the period after April 30 and the 1998 figures include Belvidere after September 3. The largest category of interest income was from loans, $9.9 million in 1998 compared to $8.4 million in 1997. Interest and fees on loans, also contributed the largest dollar increase, $1.5 million. As was discussed previously, volume as a result of the acquisitions was the primary reason for the growth of revenue in this area. The average yield on the total loan portfolio in 1998 was slightly less than in 1997, 9.17% vs. 9.22%. If the Federal Reserve Board reduces interest rates in late 1998 or early 1999, as is predicted by many, the rates on the loan portfolio can be expected to decline also.

Interest on taxable securities increased 1.5%, $1.735 million as compared to $1.709 million, in 1998 compared to 1997. The decrease in the average yield for the period in 1998 nearly offset the increase of income due to volume when compared to 1997. Interest income from tax-exempt securities was affected by increased volume. Interest income from fed funds sold and short-term investments was $210,000 for the nine months of 1998 as compared to $118,000 for the same period in 1997. This $92,000 increase was due primarily to increased volume. Income from interest bearing bank deposits was $115,000 in 1998 compared to $72,000 in 1997. The increase in this area was due entirely to increased volume.

Interest expense was $5.8 million in the nine months ended September 30, 1998 as compared to $4.9 million for the same period in 1997. Interest on deposits was $5.1 million in 1998 as compared to $4.3 million in 1997. The reduction in average rate was offset by increased volume. Most of the increased volume was attributable to the Rochelle and Belvidere acquisitions.

Interest on short-term borrowings was $294,000 in 1998 as compared to $505,000 in the same period of 1997. The volume in 1998 was significantly lower and added to the effect of lower average interest rates paid. Increased average balance accounts for the higher interest expense of long-term borrowings, $362,000 compared to $151,000. Lower interest rates paid had little effect on the total in this category.

The provision for loan loss was approximately $210,000 for the nine months in 1998 compared to $129,000 in 1997. Management believes that the provision was appropriate based on their regular review of the adequacy of the overall reserve.

Other operating income for the nine months ended September 30, 1998 was $1.6 million compared to $1.1 million for the same period in 1997. Service fees experienced an increase to $795,000 in 1998 as compared to $652,000 in 1997. The increase in this area was the result of increased volume of accounts as a result of the acquisitions, increased fees and the additional revenues associated with the servicing of mortgages by Rochelle and Belvidere. Prior to the acquisition of Rochelle, Blackhawk sold the fix rate loans with servicing rights. Loans are now being sold with the servicing rights retained by Blackhawk. Therefore, proceeds from these sales are reduced. The increased income from servicing is expected to offset the reduced income in this area. Trust department income increased nearly 12% in 1998, when compared to 1997, as a result of additional business. Continued improvement in this area is anticipated for the balance of 1998. Other income increased $309,000 over 1997 levels, $590,000 compared to $281,000. Income from the sale of non-deposit investments and the capitalization of mortgage servicing rights are included in this category. It is anticipated that these activities will result in increased income in the future.

For the nine month period ending September 30, 1998, total other operating expenses were $5.4 million compared to $4.2 million in 1997. The area of largest increase was salaries and benefits, which totaled $2.8 million compared to $2.2 million in 1997. The acquisition of Rochelle, combined with normal salary and benefit increases and additional staffing for the Roscoe branch which opened in March, 1998, and the acquisition of Belvidere account for most of the increase. Increases in the areas of occupancy and data processing are primarily the result of the Rochelle acquisition. The effect of the Belvidere acquisition is expected to result in an increase in both of these areas when comparing the fourth quarter of 1998 to the fourth quarter of 1997.

Income taxes for the period were $805,000 in 1998 compared to $792,000 in 1997. As a result of increased federally tax-exempt income, the effective tax rate decreased to 34%, in 1998, from 35% in 1997.

                         ANALYSIS OF FINANCIAL CONDITION

This analysis of the Company's financial condition compares September 30, 1998 to the Company's prior fiscal year end of December 31, 1997. Total assets were $280.1 million as compared to $202.0 million as of December 31, 1997. This represents an increase of approximately 38.7%, due primarily to the purchase of Belvidere.

Total investment securities, including securities held-to-maturity, securities available-for-sale, fed funds sold and short-term investments, were $63.3 million as of September 30, 1998, as compared to $56.0 million as of December 31, 1997. Most of this increase was the result of the purchase of Belvidere. Cash and cash equivalents were also significantly higher as of September 30, 1998 compared to December 31, 1998, $15.7 million and $8.7 million respectively. This was also the result of the Belvidere acquisition.

Loans totaled $184.1 million on September 30, 1998 as compared to $138.3 million on December 31, 1997, an increase of $45.8 million or 33.1%. Nearly all of this increase came from Belvidere. The majority of the loan demand for 1998 has been for fixed-rate mortgages which are usually sold to the Federal Home Loan Mortgage Corporation within one month of origination. The majority of the loan originators' time has been dedicated to these loans. The strength of loan demand for the balance of 1998 will depend to some extent on what action the Federal Reserve Bank takes with regard to interest rates.

Allowance for loan losses was $1.9 million as of September 30, 1998 as compared to $1.5 million as of December 31, 1997. Footnote 3 to the financial statements indicates the activity in the allowance for loan loss account for the three and nine months ended September 30, 1998 and 1997. Non-performing loans (see Footnote 2) as of September 30, 1998 were $2.5 million. The potential loss resulting from these loans has been provided for in management's determination of the adequacy of the loan loss reserve. Management believes that the allowance is adequate at this time.

Bank premises and equipment increased 71.6% to $7.5 million from $4.4 million as of December 31, 1997. This increase was primarily the result of the Belvidere purchase. Equipment to accomplish Rochelle's data processing conversion and the upgrade of the item capture system in Beloit also contributed to the increase..

Total deposits of $229.3 million increased $70.2 million as of September 30, 1998 as compared to $159.1 million as of December 31, 1997. Non-interest bearing deposits decreased to $22.0 million from $19.6 million as of December 31, 1997. Several commercial customers have historically increased their demand deposit balances at year-end. As a result, subsequent interim reporting dates typically have balances lower than the previous year-ends. The addition of Belvidere helped to offset this usual occurrence. Interest bearing deposits increased from year-end levels, $207.3 million compared to $139.5 million. The addition of Belvidere's deposits offset the slight decrease experienced by Blackhawk State Bank. Also affecting deposit levels has been the strength of the overall equity markets. Competition for deposit dollars continues to be intense. As a result, dramatic growth of deposits, except those related to the Belvidere purchase, is not anticipated during the balance of 1998.

Short-term borrowing consists mainly of repurchase agreements with customers. During the first quarter of 1998, one of these relationships was terminated, which accounts for the majority of the decrease of $7.5 million.

Other borrowings, the main component until the purchase of Belvidere were advances from the FHLB. The bank took advantage of some very favorable rates being offered by the FHLB in early 1998. The advances will be used in part to finance the Belvidere transaction. An additional loan commitment was obtained to partially finance the Belvidere purchase. These items represent the increase in other borrowings when comparing September 30, 1998 amount to December 31, 1997, $17.3 million and $4.9 million respectively.

The company continues to maintain an excellent capital position regardless of the measurement used. The following table shows four different measurements as of September 30, 1998 and December 31, 1997, and the regulatory requirement, if any. Management does not anticipate the need for additional capital resources in the near future.

                                     SEPTEMBER 30,  DECEMBER 31,      REGULATORY
                                        1998           1997          REQUIREMENTS
                                     --------------------------------------------
Leverage capital ratio                 7.41%          15.08%            N/A

Core capital as a percent
      of assets                        6.00%          14.37%           5.50%

Core capital as a percent
      of risk-based assets             8.38%          22.88%            N/A

Total capital as a percent
      of risk-based assets             9.32%          23.47%           8.00%

Liquidity as it relates to the bank is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. Its principal sources of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of investment securities, income from operations, and short term borrowings. Additional sources include purchasing fed funds, sale of loans, borrowing from both the Federal Reserve Bank and Federal Home Loan Bank, capital loans. Also dividends paid by Nevahawk to Blackhawk provide an additional source. Under present law, accumulated earnings could be paid as dividends without incurring a tax liability. The Bank paid a special dividend in August 1998 of $4.0 million. This was used as part of the financing of the Belvidere transaction.

The liquidity needs of the Company generally consists of payment of dividends to its shareholders and a limited amount of expenses. The sources of funds to provide this liquidity are income from investments, maturities of investments, cash balances, issuance of capital and dividends from its subsidiary bank. Certain restrictions are imposed upon the Bank which could limit its ability to pay dividends if they did not have net earnings or adequate capital in the future. The Company maintains adequate liquidity to pay its expenses.

Off-balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $31.8 million as of September 30, 1998. This compares to $20.0 million at December 31, 1997. The Bank has historically funded off-balance sheet commitments with its primary sources of funds, and management anticipates that this will continue.

YEAR 2000 ISSUES. Year 2000("Y2K") issues will affect the Company to the extent that it operates in an industry which heavily relies upon information technology systems and has material relationships with third parties, both vendors and customers. As a result, the Company has undertaken a four-phase process to determine to what extent the Company is vulnerable to Y2K issues. The four phases set-forth by the Company are awareness by major area, assessment of Y2K compliance, system renovation (if necessary) and validation of Y2K preparedness. The Company's Y2K progress, by major area, is set-forth in the table that follows.

------------------------------------------------------------------------------------------------------------
System                       Awareness           Assessment          Renovation              Validation
------------------------------------------------------------------------------------------------------------
General Ledger               Complete            Complete              Complete            November 1998
------------------------------------------------------------------------------------------------------------
Loan System                  Complete            Complete              Complete            November 1998
------------------------------------------------------------------------------------------------------------
Deposit System               Complete            Complete              Complete            November 1998
------------------------------------------------------------------------------------------------------------
Item Capture                 Complete            Complete              Complete            November 1998
------------------------------------------------------------------------------------------------------------
Hardware                     Complete            Complete             In Process           December 1998
------------------------------------------------------------------------------------------------------------
Loan Customers               Complete            Complete          Individual Basis        December 1998
------------------------------------------------------------------------------------------------------------

The Company has approved a budget in the amount of $600,000 for the cost of hardware and software remediation. A majority of these costs were planned expenditures to upgrade existing hardware and software regardless of Y2K. Most of these funds have been expended, and will be amortized over the useful life of the asset.

As is shown in the table, the Company has begun the validation phase of several critical areas. A contingency plan has been formulated for some of the areas of concern as to Y2K compliance. The expected results of the validation process are that mission critical systems will be Y2K compliant. If the results of the validation process lead management to believe otherwise, then a contingency plan, with a timetable for implementation will be implemented for those additional areas. The validation of the systems noted above that are scheduled for November are expected to be completed by December 1, 1998.

Because of the negative effect of Y2K non-compliance by some of the Bank customers, The Bank has implemented an external Y2K awareness campaign that provides them with information that will assist them in becoming compliant. Requests have been sent to larger commercial customers to provide the bank with information as to their status of compliance.

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

                                     PART II

                                OTHER INFORMATION

             B) REPORTS ON FORM 8-K

             There were no reports on Form 8-K for the quarter ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Blackhawk Bancorp, Inc.
                                          -----------------------------------
                                                     (Registrant)



Date: November 13, 1998                      /s/ Dennis M. Conerton
                                          -----------------------------------
                                          Dennis M. Conerton
                                          President and Chief Executive Officer

Date: November 13, 1998                     /s/ Jesse L. Calkins
                                          -----------------------------------
                                          Jesse L. Calkins
                                          Senior Vice President
                                          (Chief Financial and Officer)

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
