Form 10-K
period 1998-12-31
BLACKHAWK BANCORP INC
filed 1999-03-31
CIK 857853

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                                 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              -----

          Revenue for the year ended December 31, 1998 was $19,825,000

As of March 23, 1999, 2,315,317 shares of common stock were outstanding and the aggregate market value (based on the bid price at March 23, 1999) of the shares held by non-affiliates (excludes shares reported or beneficially owned by directors and officers - does not constitute an admission to affiliate status) was approximately $21,151,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference in the respective parts hereof indicated:
     1. Proxy Statement and Annual Meeting of stockholders, on May 19, 1999, dated April 3, 1999.

                      Index of Exhibits on Page .Page 1 of

                             BLACKHAWK BANCORP, INC.

                         FORM 10-KSB - TABLE OF CONTENTS


                                   PART I PAGE
Item  1   Business.................................................................      3


Item  2   Properties...............................................................     10

Item  3   Legal Proceedings........................................................     11

Item  4   Submission of Matters To a Vote of
            Security Holders.......................................................     11

PART II

Item  5   Market for the Registrant's Common Stock and
            Related Stockholder Matters............................................     11

Item  6   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations.............................................................     11

Item  7   Financial Statements and Supplemental Data...............................     18

Item  8   Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure.............................................................     60

PART III

Item  9   Directors and Executive Officers of the
            Registrant.............................................................     60

Item 10   Executive Compensation...................................................     60

Item 11   Security Ownership Of Certain Beneficial
            Owners and Management..................................................     60

Item 12   Certain Relationships and Related
            Transactions...........................................................     60

PART IV

Item 13    Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K...................................................     60

Signatures.........................................................................     61

                                     PART I

ITEM 1 BUSINESS

GENERAL. Blackhawk Bancorp, Inc., (the "Company"), was incorporated under the laws of the state of Wisconsin in November 1989. The Company owns and operates a subsidiary financial institution, Blackhawk State Bank ("Bank"), located in Beloit, Wisconsin.

Bank is a Wisconsin-chartered commercial bank operating five branches in the Greater Beloit Area, three free-standing branches and two in-store branches. Six additional free-standing branches are in the following cities: Belvidere (2), Oregon (1), Rochelle (1), Rockford (1) and Roscoe (1). The Bank has three wholly owned subsidiaries. Nevahawk Investment, Inc. ("Nevahawk") is an investment subsidiary located in Las Vegas, Nevada. RSL, Inc., a second subsidiary whose activities include the sale of mutual funds and annuities, and in turn owns Midland Acceptance Corporation ("MAC"), a consumer finance company that has offices in Rochelle and Rockford, Illinois. First Financial Services, Inc. ("FFSI"), the third subsidiary, sells, on an agency basis, mortgage-related insurance products and a variety annuity products.

On April 30, 1997, the Company completed the purchase of all of the outstanding shares of Rochelle Bancorp, Inc. ("Rochelle") of Rochelle, Illinois, for approximately $4.2 million in cash. Rochelle's wholly owned subsidiary, Rochelle Savings Bank S.B., was an Illinois state chartered savings bank with offices in Rochelle and Oregon, Illinois, and assets totaling approximately $51.0 million. This acquisition was accounted for as a purchase transaction. On March 31, 1998, the charter of Rochelle Savings Bank S.B. merged into the charter of Blackhawk State Bank.

As a part of this purchase, the Company also acquired all of the outstanding shares of Midland Acceptance Corporation ("MAC"), a financing subsidiary with assets of approximately $2.5 million.

Effective September 1, 1998, the Company completed the purchase of all of the outstanding shares of First Financial Bancorp, Inc. ("Belvidere") of Belvidere, Illinois for approximately $12.7 million in cash. Belvidere's wholly owned subsidiary, First Federal Savings Bank, a federal savings bank with two offices in Belvidere and one in Rockford, Illinois, and assets totaling approximately $86.0 million was merged into the Bank, on the effective date of purchase.

The principal sources of funds for the Bank's lending activities are deposit accounts, amortization and prepayment of loans, short-term borrowings, and funds provided from operations. The principal sources of income are interest and fees on loans, interest on investments and non-interest income, consisting of fees for servicing loans, service charges, trust department fees and income from retail non-deposit investment sales.

LENDING ACTIVITIES. A majority of the loans in the Bank's loan portfolio are secured by residential or commercial real estate. Substantially all of the real estate securing the mortgage loans is located within thirty minutes of the Bank's offices. Previously, Management of the Company has restructured the loan portfolio of the Greater Beloit Area Bank to decrease the concentration of mortgage loans and increase commercial and installment loans. Management of the Company anticipates the restructuring of the loan portfolio of the acquired institutions. The Analysis of Loan Portfolio, Table 2 of Item 7, shows the changes in the types of loans from 1996 through 1998.

Commercial loans are either collateralized by assets other than real estate or are unsecured. Interest rates on commercial loans are generally tied to an index adjustable monthly and therefore more rate sensitive than mortgage loans. Consumer and installment loans are generally secured by automobiles, boats, or junior liens on real estate. A substantial percentage of automobile and boat loans in the portfolio were purchased from area dealers. The Bank also offers credit cards and home equity lines of credit.

Approximately $130 million in single one-to-four family loans are serviced for others. These were acquired through the purchase transactions mentioned above. Substantially all of these loans are 100% sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). MAC is a sub-prime lender, and has approximately $2.0 million in outstanding loans.

INVESTMENT ACTIVITIES. The investment policy under which the Company and its subsidiary operates normally limits investments to: 1) U.S. Treasury and government agency securities with maturities of 5 years or less; 2) mortgage-backed securities, limited to no more than 30% of the investment portfolio, with an average life of 5 1/2 years or less; 3) municipal securities rated "A" or better, unless they are tax-anticipation notes issued by Wisconsin issuers whose long-term debt is rated at least "A" or if unrated, are judged by management to possess investment characteristics comparable to "A" rated debt securities; and 4) corporate bonds and notes rated "A" or better with a maturity of 4 years or less.

Security investments made to a single entity are limited to 20% of its capital and surplus. This limitation does not apply to investments in obligations of the United States Treasury, Federal Land Banks, Federal Home Loan Banks, Federal Farm Credit Banks, Federal National Mortgage Association, Export-Import Bank of Washington or obligations fully and unconditionally guaranteed by the United States. It is the Company's and its subsidiary's intention to hold securities until maturity and are classified as such for IRS purposes. Generally, the recently purchased securities held by the Company, the Bank and Nevahawk are classified as available-for-sale.

Of the Bank's portfolio, approximately $9.0 million is managed at its main office. Another $18 million is managed by the Belvidere office. The Bank may purchase the same types of securities under the same general restrictions as are noted above. In addition, commercial paper, bankers acceptances and bank certificates of deposit are authorized investments to provide additional liquidity in the investment portfolio.

During 1991, Beloit transferred approximately $21.5 million worth of its investment securities to Nevahawk, it's wholly-owned subsidiary located in Las Vegas, Nevada. Currently, the portfolio under management by Nevahawk is approximately $25.0 million. The transfer of an additional $7 million is anticipated in March 1999.

The Company can maintain an investment portfolio that consists of securities similar to those mentioned above. At December 31, 1998, securities held by the Company were minimal.

DEPOSIT ACTIVITIES. Deposits are divided between interest bearing and non-interest bearing. Non-interest bearing deposits consist of checking accounts of individuals and non-personal entities. The interest-bearing deposits include savings accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, NOW accounts and check club accounts. The Bank has few depositors with account balances in excess of $100,000. During 1997 Beloit acquired approximately $1.0 million in brokered deposits which mature July 1999. The Bank attracts deposits by offering competitive interest rates for interest-bearing accounts and services on a competitive basis for non-interest bearing accounts.

TRUST SERVICES. Through a separate department the Bank provides personal trust services, including acting as trustee for living and testamentary trusts, and as an agent, custodian, guardian, conservator, personal representative or administrator for individuals or their estates. Trust offices are maintained at the Bank's main location in Beloit, Wisconsin.

OTHER SERVICES. The Bank provides a wide range of other banking services for both retail and commercial customers. It also provides full-service brokerage services through Raymond James Securities, Inc. in three locations.

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

EMPLOYMENT. As of December 31, 1998, the Company and the Bank had 164 employees, of which 114 were employed on a full time basis. The fringe benefits generally provided to qualified employees include health insurance, long-term disability insurance, a flexible compensation plan (cafeteria plan), a 401k deferred compensation and profit-sharing plan. Management considers its relations with employees to be excellent.

SUPERVISION AND REGULATION. The Company and the Bank are extensively regulated under federal and state law. Any descriptions of statutory and regulatory provisions contained in the following discussion are qualified in their entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulations may have a material effect on the Company.

THE COMPANY. On March 27, 1990, the Company received approval from the Federal Reserve Board (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), to become a registered bank holding company by acquiring all of the capital stock of the Bank. As a result, since consummation of the Conversion on May 16, 1990, the Company's activities have been subject to limitations imposed under the BHC Act. Transactions between the Company and the Bank and their affiliates are also subject to certain restrictions. As a registered bank holding company, the Company is subject to various filing requirements of the FRB and is also subject to examination by the FRB.

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

Under the BHC Act, bank holding companies are prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company. A bank holding company may, however, own shares of a company, the activities of which the FRB has determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto; the holding company itself also can engage in such activities. With the acquisition of Rochelle, the Company also acquired the outstanding stock of Midland, which is a finance company, and as such is an activity closely related to banking activities. The Company does not have any other current plans to seek approval to acquire any of these bank related activities. However, it may determine to do so in the future. Much conflict has arisen in this area of the law and regulations. In some instances regulators are authorizing activities allowed under the law and stated above.

The FRB has adopted capital guidelines as to both minimum levels of core capital and risk-based capital. The minimum core capital requirement ranges from 3% to 5% of total assets depending upon the regulator's determination of the holding company's strength. The guidelines assign risk weightings to assets and off-balance sheet items, and have minimum risk-based capital ratios. All bank holding companies are required to have total consolidated capital of 8% of risk-weighted assets. Core capital consists principally of shareholders' equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. Table 12, filed elsewhere in this report, reflects various regulatory measures of capital as of December 31, 1998. The Company's core and risk-based capital ratios, as shown in the table are well above the minimum levels.


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

Nevahawk can pay dividends to the Bank from retained earnings without any tax consequences. There are no plans, at the present, for Nevahawk to pay dividends in 1999. This status will be reviewed by Nevahawk at its regular board meetings.

FEDERAL DEPOSIT INSURANCE CORPORATION. The Bank's deposit accounts are insured by the FDIC. FDIC insurance, at the present time, generally insures up to a maximum of $100,000 per insured depositor. The FDIC imposes an annual assessment on deposits. Effective January 1, 1993, premiums are assessed on the basis of a risk rating assigned by the FDIC. Since that time the Bank's premium has been at the lowest available rate. Beginning in 1997, financial institutions insured by the FDIC are required to contribute to the FICO bond refinancing. This is expected to occur through the year 2003. The deposits acquired with the purchases of Rochelle and Belvidere will continue to be assessed at the higher thrift rate.

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

Although further changes in the regulatory framework may be enacted, specific provisions and their ultimate effect upon the business of the Bank and the Company cannot be reliably

GOVERNMENTAL MONETARY POLICIES AND ECONOMIC CONDITIONS. The earnings of the Bank and the Company are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. In particular, the FRB influences general economic conditions and interest rates through the regulation of money and credit conditions. It does so primarily through open-market operations in U.S. Government Securities, varying the discount rate on member and nonmember bank borrowings, and setting reserve requirements against bank deposits. FRB monetary policies have had a significant effect on the operating results of banks in the past and are likely to continue to do so in the future. The general effect, if any, of such policies upon the future business and earnings of the Bank cannot be accurately predicted. In addition, losses sustained by the federal insurance funds and regulatory costs incurred in connection with failed or failing insured depository institutions continue to be assessed to those within the industry. As such, future earnings will be adversely affected by regulations enacted to cover these losses and costs. Past increases in FDIC insurance premiums are an example of this.

EXECUTIVE OFFICERS

      NAME AND AGE                        PRINCIPAL OCCUPATION

      Dennis M. Conerton, 48    President and Chief Executive
                                Officer of the Company and of the
                                Bank.  Prior thereto, Vice
                                President-Controller,
                                Regal-Beloit Corporation.

      James P. Kelley,  55      Executive Vice President and
                                Secretary of the Company
                                and Executive Vice President of
                                the Bank and the Bank's
                                predecessor, Beloit Savings Bank.

      Jesse L. Calkins, 58      Senior Vice President, Treasurer and
                                Chief Financial Officer of the Company
                                and Senior Vice President of the Bank,
                                and the Bank's predecessor, Beloit
                                Savings Bank.

      Richard J. Rusch, 54      Vice President Commercial Lending of the
                                Bank since August 1990.  Prior thereto,
                                Vice President Commercial Loans, M & I
                                Bank of Beloit.

      David A. Stearns, 52      Senior Vice President of the Bank
                                (October 1998 to Present); President
                                and Chief Executive Officer of the
                                Castle Bank Harvard, N.A., Harvard, IL
                                (1995 - 1997); President and Chief
                                Executive Officer of the Harris Bank
                                Woodstock, Woodstock, IL (1992 - 1995).

ITEM 2.  PROPERTIES

On December 31, 1998, the Company had eleven locations, of which three were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See the Notes to Consolidated Financial Statements included under Item 7 of this document for further information on properties.

ITEM 3.  LEGAL PROCEEDINGS

To management's knowledge no material legal proceedings are contemplated or pending to which it or its affiliates are or threatened to be a party, of which any of their property would be subject, other than routine litigation incidental to its business.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.


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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis of Financial Condition and Result's of Operation

The following discussion provides additional analysis of the Company's financial statements presented in its annual report and should be read in conjunction with this information. This discussion focuses on the significant factors which affected the Company's earnings in 1998, with comparisons to 1997 and 1996 where applicable. As of December 31, 1998, Blackhawk State Bank (the "Bank") was the only direct subsidiary of the Company and its operations contribute nearly all of the revenue and expenses for the year. The Bank has three wholly owned subsidiaries. Nevahawk Investment, Inc. ("Nevahawk") is an investment subsidiary located in Nevada. RSL, Inc., which operates mutual fund and annuity activities, and in turn owns Midland Acceptance Corp. ("MAC"), a consumer finance company that has offices in Rochelle and Rockford, IL. First Financial Services of Belvidere, Inc. ("FFSI") administers and sells, on an agency basis, mortgage-related insurance products and sells on an agency basis a variety of annuity products.

Overview

On April 30, 1997, the Company completed the purchase of all of the outstanding shares of Rochelle Bancorp, Inc. ("Rochelle") of Rochelle, Illinois, for approximately $4.2 million in cash. Rochelle's wholly owned subsidiary, Rochelle Savings Bank S.B., was an Illinois state chartered savings bank with offices in Rochelle and Oregon, Illinois, and assets totaling approximately $51.0 million. This acquisition was accounted for as a purchase transaction. On March 31, 1998, the charter of Rochelle Savings Bank S.B.
merged into the charter of Blackhawk State Bank.

As a part of this purchase, the Company also acquired all of the outstanding shares of Midland Acceptance Corporation ("MAC"), a financing subsidiary with assets of approximately $2.5 million.

Effective September 1, 1998, the Company completed the purchase of all of the outstanding shares of First Financial Bancorp, Inc. ("Belvidere") of Belvidere, Illinois for approximately $12.7 million in cash. Belvidere's wholly owned subsidiary, First Federal Savings Bank, a federal savings bank with two offices in Belvidere and one in Rockford, Illinois, and assets totaling approximately $86.0 million was merged into the Bank, on the effective date of the purchase.

Results of operations of Rochelle and Belvidere are incorporated in the Company's statements from the respective acquisition dates forward.

Net interest income
Net interest income ("Interest Margin") is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of income amounts and rates are on a tax-equivalent basis, which accounts for income earned on loans and securities, which are not fully subject to income taxes as if they were fully subject to income taxes. Interest Margin in 1998 was $8.9 million, increasing 16.5% over the 1997 level of $7.7 million, which was 26.2% higher than the 1996 level of $6.0 million. Interest margin as a percent of average earning assets ("Interest margin rate") was 4.24% in 1998, 4.52% in 1997 and 4.33% in 1996. The decrease between 1998 and 1997 is the result of the addition of the Belvidere operations, which had a lower interest margin rate than the Company and the downward trend in overall interest rates during the later part of 1998.

Interest income and fees on loans is the largest component of interest income and was the largest factor in the 21.4% increase in interest income during 1998. Each loan category had an increase in average balances as compared to 1997, the result of the acquisition of Belvidere. The yield earned on loans decreased to 9.10% in 1998 compared to 9.25% in 1997. Loan yields have been adversely affected by the decrease in overall market rates and the addition of Belvidere loans, which are predominately one-to-four family mortgage loans earning lower yields.

Interest income and fees on loans increased 32.1% and was the largest factor in the increase of interest margin in 1997 compared to 1996. The interest income in each of the major loan categories increased in 1997 compared to 1996 primarily due to the Company's acquisition of Rochelle. Increased rates also contributed to a lesser extent to an increase in consumer loan interest. Total loan volumes increased 38.5% for this same period.

Investment income increased 12.8%, to $2.9 million in 1998 compared to $2.6 in 1997. Average balances for both types of investment securities were higher in 1998 when compared to 1997. The Company reinvested maturities from taxable securities to tax-exempt securities to take advantage of the favorable spread between these two investment types. The average balances of taxable investment securities were also affected by the Belvidere acquisition. The yield on taxable investment securities fell to 6.31% in 1998 from 6.52% in 1997, mostly due to lower overall market rates.

Investment income increased 4.1%, to $2.6 million in 1997 compared to $2.5 million in 1996. The increase during this period was primarily the result of increased rates on taxable securities, which offset the reduced income from tax-exempt securities. Income from tax-exempt securities declined due to lower volume. The average balance of total investments decreased by 3.0% in 1997 compared to 1996, as the Company liquidated investment securities to purchase Rochelle. The decline in volume of tax exempt securities was only partially offset by the increase in volume of taxable securities.

Total interest expense was $8.5 million in 1998, increasing 27.0% from $6.7 million in 1997. Increased volumes are the primary factors for this increase. These increased volumes are attributable to growth of the Bank's deposit base, the acquisition of deposits from Belvidere and the use of borrowings to complete the Belvidere transaction. This increase due to volumes was partially offset by lower rates paid on deposits. The average rate paid on deposits decreased to 4.63% in 1998 compared to 4.70% in 1997.

Interest expense totaled $6.7 million in 1997 compared to $5.4 million in 1996, representing an increase of 24.7%. The increased interest cost was primarily the result of higher deposit volume acquired with the purchase of Rochelle. The average rate of interest on deposits remained relatively static at 4.70% and 4.71% in 1997 and 1996, respectively. The variance in interest expense between 1997 and 1996 in other borrowings was primarily the result of reduced volume. However, the average cost of borrowings also declined in 1997 to 4.77% compared to 4.80% in 1996.

Other Operating Income and Expenses
Other operating income increased 62.7% to $2.5 million in 1998 from $1.5 million in 1997. Gain on sale of loans and mortgage loan servicing income were the most significant factors in the increase. With the acquisition of Rochelle and Belvidere, the Company acquired approximately $130.0 million of mortgages serviced for others. As part of the servicing arrangement, the Company retains a portion of the interest collected as a servicing fee. The other major categories of other operating income also increased significantly when comparing 1998 to 1997. Trust fees increased 19.6% and service charges and fees increased 22.2% between periods. The increase in trust fees was the result of a larger volume of assets under management and a higher market value of assets under management. The increase in service charges and fees was largely attributable to the Belvidere acquisition.

Other operating income increased 52.7% to $1.5 million in 1997 from $1.0 million in 1996. Service charges and fees represented more than half of the total in each year. They also represented $330,000 of the $530,000 increase in other operating income. Most of the increase in service charges resulted from the inclusion of the Rochelle operations. Loan servicing fees accounted for $95,000 of additional income in 1997. Trust fees and investment center commissions experienced significant percentage gains in 1997 compared to 1996. Other operating expenses increased 31.3% to $7.8 million in 1998 from $5.9 million in 1997. Inclusions of Rochelle for a full year and Belvidere for four months in 1998 along with the amortization of purchased intangibles were the biggest factors in the increase. Also contributing to the increase was the fact that the Bank opened an in-store facility in July 1997 and a stand-alone branch in the Northern Illinois market in March 1998. Some areas of expense such as data processing and professional fees did not increase as much as overall expenses. This was the result of efficiencies gained as a result of merging charters and merging of the data processing system of Rochelle's into Beloit's.

Operating expense increased 40.5% to $5.9 million in 1997 compared to 1996. The most substantial portion of this increase was the result of the Rochelle purchase. In addition, the opening of a second in-store facility in a newly constructed Wal-Mart SuperCenter contributed to some of the increase. Other operating expense increased $185,000 or 4.6% in 1997 compared to 1996. Increases in salaries, employee benefits, data processing and other expenses were partially offset by decreases in equipment costs, FDIC insurance premiums, professional fees and advertising expenses.

Management monitors three ratios related to other operating income and expense:
(1) Net other operating expense as a percentage of average assets, (2) standard efficiency ratio and (3) gross efficiency ratio. Net other operating expense to average assets improved to 2.29% in 1998 from 2.39% in 1997 but did not attain the 1996 level of 2.16%. Considering all assets under management (mortgage loans serviced for others and managed trust assets) this ratio decreased for the third consecutive year, and was 1.56% in 1998, compared to 1.79% in 1997 and 1.96% in 1996. The standard efficiency ratio (other operating expense divided by net interest income plus other operating income) increased to 68.8% in 1998, compared to 64.8% in 1997 and 60.8% in 1996. Adjusted for intangible amortization, the ratio increased to 65.6% in 1998 compared to 63.3% in 1997 and 60.8% in 1996. The gross efficiency ratio (other operating expense divided by interest income plus other operating income) increased to 39.1% in 1998 compared to 37.3% in 1997 and 34.2% in 1996. Adjusted for intangible amortization the ratio increased to 37.2% in 1998, compared to 36.4% in 1997 and 34.2% in 1996.

The downward trend in the efficiency ratios was expected, and is attributable to the newly acquired operations that are not fully integrated into the Company and to the additional branch office locations. These operations should begin to have a positive impact on the efficiency ratios as they continue to increase their customer base. The efficiency ratios were also negatively impacted because of lower market interest rates and Belvidere's lower relative margin as compared to the Company's overall margin.

Provisions For Losses
The provision for loan losses was $315,000, $192,000 and $145,000 for 1998, 1997, and 1996, respectively. In 1998, the Bank had net charge-offs of $374,000, (total charge-offs of $395,000 less recoveries of $21,000), compared to 1997 when it had net charge-offs of $176,000, (total charge-offs of $215,000 less recoveries of $39,000). In 1996, Beloit experienced net recoveries of $112,000. The net recovery in 1996 resulted from recoveries of $221,000 off-setting charge-offs of $109,000. Most of the recovery was from a loan that was originally charged off in 1994. Excluding the large recovery, net charge-offs to average loans would have been .07% in 1996. Net charge-offs to average loans was
 .24% in 1998 and .14% in 1997.

The allowance for loan losses as a percent of loans was 1.08% at December 31, 1998 compared to 1.11% at December 31, 1997 and to 1.19% at December 31, 1996. This downward trend is attributable to a shift in the Company's loan mix. With the acquisition of Rochelle and Belvidere, the Company has a higher proportion of one to four family mortgages, which generally are lower risk loans. Management feels that the allowance for loan loss provision is adequate based upon the current portfolio and market conditions. As the loan portfolio shifts and market conditions warrant, the provision may be adjusted.

Income Taxes
The effective income tax rate increased to 37.2% in 1998 from 35.3% in 1997 and 32.9% in 1996. The most significant reason for the increase in 1998 and 1997 is that the amortization of intangible assets, resulting from the acquisitions, is not deductible for tax purposes. In addition, the Company has invested less in municipal securities exempt from Federal taxes during 1997, as yields on taxable securities have become more favorable. During 1998, yields on tax-exempt securities were more favorable and therefore the Company reinvested maturing bonds into tax-exempt securities to take advantage of this difference. Because Nevahawk is located in Nevada, its income is not subject to state income tax. Therefore, as a higher proportion of income is earned outside of Nevada, the effective rate increases. The income generated in Illinois was subject to Illinois income tax as well as federal income tax. The Illinois and Wisconsin effective tax rates are approximately the same.

Balance Sheet Analysis

Total assets as of December 31, 1998 were $291.5 million increasing 44.3% from $202.0 million as of December 31, 1997. Total average assets were $229.9 million for the year ended December 31, 1998 compared to $183.1 million for the year ended December 31, 1997, representing an increase of 25.6%. Most of the increase was the result of the Belvidere acquisition.

Cash and Cash Equivalents
Most of the increase in cash and cash equivalents was the result of the Belvidere acquisition. Also contributing to the increase was the addition of a new branch in March 1998, and increased cash items in collection (cash letters). As a percent of average assets, cash and cash equivalents have remained relatively static.

Federal Funds Sold And Other Short-term Investments
The increase in federal funds sold and other short-term investments ("fed funds") is mostly attributable to Belvidere. Belvidere is holding additional fed funds in anticipation of possible deposit runoff from a certificate of deposit special scheduled to mature during the first quarter of 1999. Depending on the runoff amount, the remainder of fed funds will be invested into longer-term securities. As a percent of average assets, fed funds increased to 3.0% during 1998 as compared to 1.5% in 1997.

Securities
The increase in securities is mostly attributable to the Belvidere acquisition. Without the acquisition, security balances would have declined in 1998 as compared 1997. As a percent of average assets, securities decreased to 19.7% in 1998 compared to 21.4% in 1997. It is expected that the average balance of securities will increase in 1999. As previously discussed, the Company shifted maturing investments from taxable securities to tax-exempt securities. Given the current rate environment, this shift is expected to continue.

Loans
Again, the increase in loan balances is the result of the Belvidere acquisition. Without the acquisition, loan balances would have decreased when comparing 1998 to 1997. This was the result of a very competitive environment in all loan categories. Many real estate customers took advantage of low fixed-rate mortgages and refinanced their adjustable-rate mortgages. The Bank has traditionally kept adjustable-rate mortgages in its portfolio while selling fixed rate mortgages to the secondary market. The installment loan market is also very competitive, with consumers having many financing options available to them. Average loans decreased slightly as a percent of average assets to 66.8% in 1998 compared to 67.7% in 1997. It is expected that average loan balances as a percent of average assets will increase during 1999.

Non-Performing Loans
Non-performing loans as a percent of total loans increased to 1.45% as of December 31, 1998 from .77% as of December 31, 1997. Most of this increase is the result of higher impaired loans. Impaired loans are those loans that are not necessarily past due or non-accruing, but collection of interest is not assured. The average balance of impaired loans also increased $634,000 in 1998 compared to $405,000 in 1997. It is the Company's policy to place a loan on non-accrual once it has become 90 days delinquent or if it is determined that collection is questionable. As the level of consumer and commercial loans increase, wider fluctuations for non-performing loans may occur.

Deposits
Total deposits increased to $241.4 million in 1998 from $159.1 million in 1997, mostly the result of the Belvidere acquisition. Without the acquisition, average deposits would have increased 4.4%. Average deposits increased to $163.5 million in 1998 from $126.3 million in 1997. The biggest increase in average balances was in savings accounts, which include money market account funds. The mix of deposits as a percent of average assets experienced very little shift comparing 1998 to 1997. During 1999, the mix of deposits is expected to be weighted more towards time deposits. The Company is planning to shift this mix closer to that of a traditional commercial bank, which would be away from higher interest time deposits.

Total non-interest bearing demand accounts increased due more to growth in existing accounts and less because of the Belvidere acquisition. As a percentage of average assets, non-interest bearing demand accounts were 9.5% in 1998 versus 9.0% in 1997. The Company plans to increase business relationships in the Rochelle and Belvidere markets, which over time should increase the balance in these accounts. Traditionally, neither Rochelle nor Belvidere sought commercial deposits.

Other Borrowings
Other borrowings increased to $21.7 million in 1998 versus $17.1 in 1997. The majority of this growth was the result of borrowings of $7.8 million used in part to finance the acquisition of Belvidere. Approximately, $6.0 million of this borrowing is at a fixed rate, requiring principal and interest payments of approximately $900,000 per year for five years. An additional $1.8 million bears interest at a variable rate based upon the monthly LIBOR rate. At the end of five years, both parts of the loan are due. At the Company's discretion, part or all of variable portion could be converted to the fixed rate or paid without penalty. This loan is secured with the stock of the Bank. Other long-term borrowings also increased as a result of additional Federal Home Loan Bank ("FHLB") borrowings and FHLB borrowings assumed in the Belvidere acquisition. The Bank took additional FHLB borrowings early in 1998 to meet current and projected liquidity needs.

Short-term borrowings consist of repurchase agreements and fed funds purchased. From time-to-time the Bank will buy fed funds to meet short-term liquidity needs and to manage its Federal Reserve Bank account. The average balance of short-term borrowings decreased considerably during 1998. This was the result of fewer customers using repurchase agreements to invest their excess funds. No significant change is expected during 1999.

Asset/Liabilities Management
The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest bearing liabilities, with short and medium term maturities, mature or reprice more rapidly, or on a different basis, than its interest earning assets. Interest rate risk occurs when there is an imbalance between the interest earning assets and the interest bearing liabilities at a given maturity or repricing schedule. Such imbalance is commonly referred to as interest rate gap ("gap"). A positive gap exists when there are more assets than liabilities maturing or repricing within the same time frame.

Generally, in a negative gap position, net interest income will decline during periods of rising interest rates and increase during periods of declining interest rates. The opposite would be expected in a positive gap position. However, with current interest rates at a historically low level, certain liabilities are not as interest rate sensitive and therefore offset the earnings change anticipated in the gap analysis. The Company's cumulative one-year gap generally has been and currently is negative.

The Asset Liability Committee meets regularly to monitor and determine the Company's exposure to interest rate fluctuations. Monitoring the maturities and repricings of assets and liabilities, the flow of funds, and the relationship of interest rate changes of loans and deposits to the general market does this. The consolidated interest rate risk exposure is monitored by the Company on a quarterly basis.

Liquidity
Liquidity as it relates to the subsidiary bank is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Bank's principal source of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of securities, income from operations, and short-term borrowings. Additional sources include purchasing fed funds, sale of loans, sale of securities, borrowing from the Federal Reserve Bank and the FHLB and capital loans. Current year earnings can be paid to the Bank, from Nevahawk, to provide additional liquidity, without incurring a tax liability under present law. During 1998 and 1997 Nevahawk did not pay a dividend. A payment in 1999 is also not anticipated.

Generally, the liquidity needs of the Company consist of payment of dividends to its shareholders, the repayment of debt used for the Belvidere acquisition and a limited amount of expenses. The sources of funds to provide this liquidity are income from cash balances, dividends from the Bank and a $2.0 million line of credit with a non-affiliated third-party bank. To date, this line of credit has not been used. Certain restrictions are imposed upon banks, which could limit their ability to pay dividends if they do not generate future net earnings. The Company maintains adequate liquidity to pay its expenses. In addition, the Company may also borrow from external sources leveraging its strong capital base.

Capitol
Total shareholders' equity as of December 31, 1998 increased 5.5% to $24.4 million as compared to $23.1 million as of December 31, 1997. Internal growth in the form of increased net income was the biggest factor for this increase. Also contributing to the increase, to a lesser extent, was the exercising of stock options by employees and an increase in the adjustment for Financial Accounting Standard 115. Tier I capital ratio, total capital ratio and Tier I leverage ratio were 8.36%, 9.31% and 6.00%, respectively, at December 31, 1998 compared to 15.26%, 16.35% and 10.99%, respectively, at December 31, 1997. The change in these ratios, between years, reflects the effect of the Belvidere acquisition in which the Company chose to leverage its capital to complete the transaction. The Company still exceeds all regulatory requirements regarding capital as the regulatory requirement for Tier I capital as a percent of assets is 4.0% and for total capital as a percent of risk based assets is 8.00%.

Impact of Inflation and Changing Prices
Unlike most industrial companies, most of the assets and liabilities of the Bank are monetary in nature. Consequently, interest rates have more significant impact on the Company's performance and results of operations than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the Consumer Price Index. As discussed previously under Asset/Liability Management, the Bank's interest rate gap position in conjunction with the direction of the movement in interest rates, is an important factor in the Company's results of operations. The Company's financial statements are prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars, without giving consideration to changes in the relative purchasing power of money over time due to inflation.

Accounting Developments
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative financial instruments be recognized as either assets or liabilities in the statement of financial position. Derivative financial instruments not designed as hedges will be measured at fair value with changes in fair value being recognized in earnings in the period of change. If a derivative is designated as a hedge, the accounting for changes in fair value will depend on the specific exposure being hedged. The statement is effective for fiscal years beginning after June 15, 1999. Management, at this time, cannot determine the effect the adoption of this statement may have on the financial statements of the Company as the effect is dependent on the amount and nature of derivatives and hedges held at the time of adoption of the statement.

Year 2000 Issues
Year 2000 ("Y2K") issues affect the Company to the extent that it operates in an industry which heavily relies upon information technology systems and has material relationships with third parties, both vendors and customers. Therefore, the Company has undertaken a four-phase process to determine to what extent the Company is vulnerable to Y2K issues. The four phases set-forth by the Company are awareness by major area, assessment of Y2K compliance, system renovation (if necessary) and validation of Y2K preparedness. The Company's Y2K progress, by major area, is set-forth in the table that follows.

     System                Awareness  Assessment    Renovation        Validation
     General
     Ledger                Complete     Complete    Complete          Complete
     Loan
     System                Complete     Complete    Complete          Complete
     Deposit
     System                Complete     Complete    Complete          Complete
     Item
     Capture               Complete     Complete    Complete          Complete
     Hardware Complete     Complete                 In Process        June `99
     Individual
     Loan
     Customers             Complete     Complete    Basis             Ongoing

The Company has approved a budget for $600,000 for the cost of hardware and software remediation. A majority of these costs were planned expenditures to upgrade existing hardware and software regardless of Y2K. Most of these funds have been expended and will be amortized over the useful life of the asset.

As is shown in the table, the Company has completed a majority of the validation phase of several critical areas. A Y2K contingency plan has been formulated. The validation processes completed indicate that mission critical systems are Y2K compliant. If the results of the validation processes not yet completed lead management to believe otherwise, then a contingency plan, with a timetable will be implemented for those additional areas.

Because of the potential negative effect of Y2K non-compliance by some of the Bank customers, the Bank has implemented an external Y2K awareness campaign that provides them with information that will assist them in becoming compliant. Requests have been sent to larger commercial customers to provide the bank with information as to their status of compliance.

Private Securities Litigation Reform Act of 1995
When used in this report, the words "believes," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those described in the forward-looking statements. Factors which could cause such a variance to occur include, but are not limited to, changes in interest rates, levels of consumer bankruptcies, customer loan and deposit preferences, and other general economic conditions

Item 7 Financial Statements and Supplemental Data
Incorporated by reference to pages through of this report on Form 10-KSB.

TABLE 1
Years Ended December 31,

       Average Balance              Average Rate                                                      Interest Earned or Paid
   1998       1997     1996     1998    1997    1996                                                   1998    1997     1996
                                                         Interest Earning Assets:
    39,313     35,778  35,510    6.31%   6.52%   5.98%   Taxable investment securities                 2,482    2,331    2,123
     5,992      3,394   4,862    6.53%   6.33%   6.66%   Tax-exempt investment securities                391      215      324

    45,306     39,172  40,372    6.34%   6.50%   6.06%     Total investments                           2,873    2,546    2,447


   153,600    125,403  95,042    9.10%   9.25%   9.24%   Loans                                        13,976   11,597    8,777
     6,948      2,678   3,957    5.39%   5.29%   5.05%   Federal funds sold & short term investments     375      142      200
     4,460      2,103      43    5.15%   4.09%   4.65%   Interest bearing deposits in banks              230       86        2

   210,315    169,356 139,414    8.30%   8.49%   8.20%   TOTAL EARNING ASSETS                         17,453   14,371   11,426


                                                       Interest Bearing Liabilities:
    13,776     10,786   4,933    1.18%   1.40%   1.44%   Interest bearing demand deposits                162      151       71
    47,645     34,960  30,056    3.19%   3.05%   3.05%   Savings deposits                              1,519    1,065      917
   102,083     80,557  62,005    5.77%   5.85%   5.79%   Time deposits                                 5,888    4,715    3,590

   163,504    126,303  96,994    4.63%   4.70%   4.72%     Total interest bearing deposits             7,569    5,931    4,578

     6,897     11,651  12,411    5.28%   5.25%   5.18%   Short-term borrowings                           364      612      643
    10,795      2,999   2,754    5.60%   5.90%   6.28%   Long-term borrowings                            604      177      173

   181,196    140,953 112,159    4.71%   4.77%   4.81% TOTAL INTEREST BEARING LIABILITIES              8,538    6,720    5,394

                                 3.59%   3.72%   3.39% INTEREST RATE SPREAD

                                                       NET INTEREST MARGIN/
                                 4.24%   4.52%   4.33%    NET INTEREST INCOME                          8,915    7,651    6,032


                                                 1998 Compared to 1997                       1997 Compared to 1996
                                         Increase (Decrease) due to                  Increase (Decrease) Due to
                                                             Rate/                                       Rate/
                                           Rate     Volume   Volume       Net         Rate     Volume   Volume       Net
Interest Earning Assets:
  Taxable investment securities             (72)        230     (7)        151         191          16       1         208
  Tax-exempt investment securities            6         165      5         176         (16)        (98)      5        (109)

    Total investments                       (66)        395     (2)        327         175         (82)      6          99

  Loans                                    (189)      2,612    (45)      2,379          38       2,783      (2)      2,820
  Federal funds sold & short term             3         226      4         233          10         (65)     (3)        (58)
investments
  Interest bearing deposits in banks         22          97     25         143          (0)         96     (11)         84

TOTAL EARNING ASSETS                       (230)      3,330    (18)      3,082         222       2,732     (10)      2,945


Interest Bearing Liabilities:
  Interest bearing demand deposits          (24)         42     (7)         11          (2)         84      (3)         80
  Savings deposits                           50         386     18         454          (1)        150      (0)        148
  Time deposits                             (69)      1,260    (18)      1,173          39       1,074      12       1,125

    Total interest bearing deposits         (43)      1,688     (7)      1,638          36       1,308       9       1,353

  Short-term borrowings                       2        (250)    (1)       (248)          9         (39)     (1)        (31)
  Long-term borrowings                       (9)        460    (24)        427         (10)         15      (1)          4

TOTAL INTEREST BEARING LIABILITIES          (50)      1,899    (32)      1,817          35       1,284       8       1,326
NET INTEREST MARGIN                        (180)      1,431     14       1,265         188       1,448     (18)      1,618


TABLE 2
ANALYSIS OF LOAN PORTFOLIO

(in thousands)                                                                      December 31,
                                                      1998                       1997                       1996
                                                                Percent of                  Percent of               Percent of
                                                     Amount          Total      Amount           Total      Amount         Total
Real estate-mortgage                                 130,924          72.58%     83,398          60.98%     55,475          56.33%
Real estate-construction                               3,535           1.96%      3,956           2.89%      1,343           1.36%
Real estate-held-for-sale                              4,362           2.42%      1,024           0.75%        240
Consumer                                              26,532          14.71%     25,006          18.28%     19,586          19.89%
Commercial                                            17,131           9.50%     25,333          18.52%     23,023          23.38%

Gross loans                                          182,484         101.16%    138,717         101.42%     99,667         100.96%

Unearned income                                         (180)         (0.10%)      (420)          0.00%       --             0.00%
Allowance for loan loss                               (1,915)         (1.06%)    (1,523)         (1.11%)    (1,186)         (1.20%)

Net loans                                            180,389         100.00%    136,774         100.00%     98,481          99.76%

ALLOCATION OF ALLOWANCE FOR LOAN LOSS BY CATEGORY

                                                                     Percent                   Percent                    Percent
                                                                     of Gross                  of Gross                   of Gross
                                                                     Loans by                  Loans by                   Loans by
                                                     Amount          Category    Amount        Category     Amount        Category
Real estate-mortgage                                    705            36.81%       545          35.78%        540          45.53%
Real estate-construction                                  0             0.00%         0           0.00%          0           0.00%
Consumer                                                644            33.63%       353          23.18%        173          14.59%
Commercial                                              566            29.56%       625          41.04%        473          39.88%
Commercial paper                                          0             0.00%         0           0.00%          0           0.00%

Total                                                 1,915           100.00%     1,523         100.00%      1,186         100.00%

SUMMARY OF LOAN LOSS EXPERIENCE

                                                                  December 31,
                                                        1997         1996         1996
Allowance for loan losses, beginning                   1,523        1,186          929
Amounts associated with acquisition                      452          321
Amounts charged-off:
   Real estate-mortgage                                    1          110            0
   Consumer                                              180          104           98
   Commercial                                            214            1           11

     Total charge-offs                                   395          215          109

Recoveries on amounts previously charged-off:
   Real estate-mortgage                                    0            2            0
   Consumer                                               13           17           40
   Commercial                                              7           20          181
     Total recoveries                                     20           39          221
     Net charge-offs                                     375          176         (112)
Provision charged to expense                             315          192          145
Allowance for loan losses, ending                      1,915        1,523        1,186

NON-PERFORMING LOANS AT PERIOD END
Impaired loans                                         1,479          325          445
Non-accrual                                              857          610          443
Past due 90 days or more and still accruing              240          143          252
   Total non-performing loans                          2,576        1,078        1,140

RATIOS
Allowance for loan loss to period-end loans            1.08%        1.11%         1.19%
Net charge-offs to average loans                       0.24%        0.14%        (0.12%)
Recoveries to charge-offs                              5.06%       18.14%       202.75%
Non-performing loans to gross loans                    1.41%        0.78%         1.14%

EFFECT ON INTEREST INCOME OF NON-ACCRUAL LOANS
Income recognized                                         33           34           30
Income that would have been recognized in                 76           78           52
  accordance with the original loan terms


TABLE 3
OTHER INCOME AND EXPENSE

                                                                     Years Ended December 31,
                                               1998                           1997                           1996
                                                      % of                           % of                           % of
                                                     Average                        Average                        Average
(in thousands)                         Amount         Assets          Amount         Assets          Amount         Assets
Non-interest expense                    7,757          3.37%           5,909          3.23%           4,214          2.83%
Non-interest income                     2,499          1.09%           1,536          0.84%           1,006          0.68%

Net non-interest expense                5,258          2.28%           4,373          2.39%           3,208          2.15%

TABLE 4
Three-Year Comparison of Average Balance Sheets

                                                                        Years Ended December 31,
                                                      1998                      1997                      1996
                                                          Percent of                Percent of                 Percent of
(in thousands)                                 Amount       Total        Amount       Total        Amount        Total
ASSETS:

   Federal funds sold
     and short term investments                6,948        3.02%        2,678        1.46%         3,957        2.66%
   Interest bearing deposits
    in banks                                   4,460        1.94%        2,103        1.15%            43        0.03%
   Taxable investment securities
    securities                                39,313       17.10%       35,793       19.55%        35,475       23.85%
   Tax-exempt investment
    securities                                 5,992        2.61%        3,394        1.85%         4,862        3.27%
  Loans, net of unearned
    income                                   153,600       66.82%      124,008       67.74%        94,034       63.23%

     Total earning assets                    210,315       91.49%      167,976       91.76%       138,371       93.04%

   Cash and due from banks                     7,988        3.47%        6,426        3.51%         5,196        3.49%
   Bank premises and equipment                 5,544        2.41%        4,305        2.35%         3,463        2.33%
   Other non-earning assets                    6,039        2.63%        4,361        2.38%         1,685        1.13%

     Total non-earning assets                 19,572        8.51%       15,092        8.24%        10,344        6.96%

TOTAL ASSETS                                 229,886      100.00%      183,068      100.00%       148,715      100.00%


LIABILITIES AND STOCKHOLDERS' EQUITY/CAPITAL
LIABILITIES:
   Interest bearing demand                    13,776        5.99%       10,786        5.89%         4,933        3.32%
   Savings accounts                           47,645       20.73%       34,960       19.10%        30,056       20.21%
   Time deposits                             102,083       44.41%       80,557       44.00%        62,005       41.69%

    Total interest bearing
     deposits                                163,504       71.12%      126,303       68.99%        96,994       65.22%

   Short-term borrowings                       6,897        3.00%       11,651        6.36%        12,411        8.35%
   Long-term borrowings                       10,795        4.70%        2,999        1.64%         2,754        1.85%

    Total interest bearing
      liabilities                            181,196       78.82%      140,953       76.99%       112,159       75.42%

   Non-interest bearing deposits              21,941        9.54%       16,510        9.02%        13,725        9.23%
   Other liabilities                           3,252        1.41%        2,902        1.59%           957        0.64%

    Total liabilities                        206,389       89.78%      160,365       87.60%       126,841       85.29%

  Stockholders' Equity/Capital                23,497       10.22%       22,703       12.40%        21,874       14.71%

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       229,886      100.00%      183,068      100.00%       148,715      100.00%

TABLE 5
INVESTMENT SECURITIES

                                                           December 31,
                                                1998           1997           1996
Available-for-Sale
US Treasury                                      504          1,252           2,758
US Government Agency                          27,511          7,389           6,727
Tax-exempt obligations                           163              0               0

Other securities                              10,297            847           1,217

Total market value of
 investment securities                        38,475          9,488          10,702

Held-to-Maturity
US Treasury                                    5,058         10,191          11,403
US Government Agency                           8,895         13,900           9,341
Tax-exempt obligations                         8,135          4,341           3,118
Other securities                                   0            488           1,003

Total book value of
 investment securities                        22,088         28,920          24,865

Total market value of
 investment securities                        21,896         29,073          24,939

Total Securities                              60,563         38,408          35,567


TABLE 6
MATURITY OF INVESTMENT SECURITIES
December 31, 1998

                                     Within               After One but         After Five but
                                    One Year              Within Five Years     Within Ten Years    After Ten Years
                                     Amount    Yield      Amount      Yield     Amount     Yield    Amount      Yield     Amount
Available-for-Sale
US Treasury                             504    6.06%            0     0.00%           0    0.00%          0     0.00%           0
US Government Agency                  3,453    5.47%       12,138     5.74%       2,048    6.25%      9,872     6.21%           0
Tax-exempt obligations                    0    0.00%          161     5.93%           0    0.00%          0     0.00%           0
Other securities                      7,193    5.54%        1,010     5.92%           0    0.00%          0     0.00%       2,094

Total                                11,150    5.54%       13,309     5.75%       2,048    6.25%      9,872     6.21%       2,094


Held-to-Maturity
US Treasury                           2,992    7.57%        2,005     6.03%           0    0.00%          0     0.00%           0
US Government Agency                      0    0.00%          500     5.38%         502    5.80%      7,872     6.95%           0
Tax-exempt obligations                  235    4.70%        5,567     4.22%       2,223    4.38%          0     0.00%           0
Other securities                          0    0.00%            0     0.00%           0    0.00%          0     0.00%           0

Total                                 3,227    7.36%        8,072     4.74%       2,725    4.64%      7,872     6.95%           0

Grand Total                          14,377    5.95%       21,381     5.37%       4,773    5.33%     17,744     6.54%       2,094


                                       No Fixed
                                       Maturity
                                       Yield      Amount      Yield
Available-for-Sale
US Treasury                            0.00%          504      6.06%
US Government Agency                   0.00%       27,511      5.91%
Tax-exempt obligations                 0.00%          161      5.93%
Other securities                       5.83%       10,297      5.63%

Total                                  5.83%       38,473      5.84%


Held-to-Maturity
US Treasury                            0.00%        4,997      6.95%
US Government Agency                   0.00%        8,874      6.79%
Tax-exempt obligations                 0.00%        8,025      4.28%
Other securities                       0.00%            0      0.00%

Total                                  0.00%       21,896      5.91%

Grand Total                            5.83%       60,368      5.86%

TABLE 7
MATURITY AND INTEREST SENSITIVITY OF LOANS
December 31,1998

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

Real estate-mortgage                 38,268              52,697          23,076        114,041          68,530           7,243
Real estate-construction              3,886                  45               0          3,931              45               0
Consumer                             12,300              15,155             122         27,577          15,106             171
Commercial                           25,962              10,793               0         36,755          10,658             135

Gross Loans                          80,416              78,690          23,198        182,304          94,339           7,549

TABLE 8
COMPOSITION OF DEPOSITS AND INTEREST RATES PAID

                                                                 Years Ended December 31,
                                              1998                             1997
                                            Average   Percent of  Average    Average    Percent of   Average
(in thousands)                              Balance      Total     Rate      Balance      Total       Rate
Non-interest bearing demand deposits        21,941       11.83%     --        16,510       11.56%     --
Interest bearing demand deposits            13,776        7.43%    1.18%      10,786        7.55%       1.40%
Savings deposits                            47,645       25.69%    3.19%      34,960       24.48%       3.05%
Time deposits                              102,083       55.05%    5.77%      80,557       56.41%       5.85%

Total                                      185,445      100.00%    4.63%     142,813      100.00%       4.70%

                                                                 Years Ended December 31,
                                                            1996
                                            Average     Percent of    Average
(in thousands)                              Balance       Total         Rate
Non-interest bearing demand deposits         13,725       12.40%      --
Interest bearing demand deposits              4,933        4.46%        1.44%
Savings deposits                             30,056       27.15%        3.05%
Time deposits                                62,005       56.00%        5.79%

Total                                       110,719      100.00%        4.72%

TABLE 9
MATURITY OF TIME DEPOSITS

December 31, 1998                                                 Time Remaining to Maturity

                                    Due Within        Four to          Seven to              After             Total
                                   Three Months      Six Months      Twelve Months       Twelve Months
Certificates of Deposit
  Less than $100,000                    23,361         13,134              27,318              46,573         110,386
  More than $100,000                     5,174          2,631               3,016               6,649          17,470

Total                                   28,535         15,765              30,334              53,222         127,856

TABLE 10
Short-term Borrowings

                                               1998        1997         1996
Balance outstanding December 31,
Repurchase agreements                         4,576      10,256        7,405
Fed funds purchased                               0       1,975            0
                                        -------------------------------------
                                              4,576      12,231        7,405
                                        =====================================

Weighted rate December 31,
Repurchase agreements                         4.51%       5.28%        5.01%

Fed funds purchased                           0.00%       5.96%        0.00%
                                        -------------------------------------
                                              4.51%       5.39%        5.01%
                                        =====================================


Maximum month-end outstanding balance
Repurchase agreements                        11,387      17,038       17,202
Fed funds purchased                           1,600       4,150        6,000


Year-to-date average amount outstanding
Repurchase agreements                         6,411       1,087       11,970
Fed funds purchased                             486      10,564          441
                                        -------------------------------------
                                              6,897      11,651       12,411
                                        =====================================

Year-to-date average weighted rate
Repurchase agreements                         5.20%       5.25%        5.16%
Fed funds purchased                           6.34%       5.25%        5.71%
                                        -------------------------------------
                                              5.28%       5.25%        5.18%
                                        =====================================

TABLE 11

                                                     Two-        Four-       Seven-       Ten-        Over
December 31, 1998                        One         three        six         nine       twelve        one
(in thous)                              Month       months      months       months      months       year        Total
----------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
 short-term investments                    15,335                                                                    15,335
Interest bearing deposits                   8,190                                                                     8,190
Taxable investment securities               9,115       5,179       1,499          189         253      35,765       52,000
Tax-exempt investment
 securities                                     0           0           0            0         235       8,063        8,298
Loans                                      28,028       9,183      14,577       12,126      16,502     101,888      182,304

Total interest-earning assets              60,668      14,362      16,076       12,315      16,990     145,716      266,127

Interest bearing demand deposits           18,427                                                                    18,427
Savings deposits                           61,206                                                                    61,206
Time deposits                               7,724      20,811      15,765       14,566      15,768      53,222      127,856
Repurchase agreements and fed
 funds purchased                            4,576                                                                     4,576
Long-term borrowings                          800                                                       16,323       17,123

Total interest-bearing liabilities         92,733      20,811      15,765       14,566      15,768      69,545      229,188

Net gap                                  (32,065)     (6,449)         311      (2,251)       1,222      76,171       36,939
Cumulative Gap                           (32,065)    (38,514)    (38,203)     (40,454)    (39,232)      36,939
% of total assets                        (11.00%)    (13.21%)    (13.11%)     (13.88%)    (13.46%)      12.67%

TABLE 12

                                                     1998        1997      Regulatory
                                                    Ratio        Ratio    Requirement
Equity as a percent of assets                          10.22%      12.40%     N/A

Core capital as a percent of risk based assets          8.36%      17.43%        4.00%
Total capital as a percent of risk based assets         9.31%      18.67%        8.00%
Leverage ratio                                          6.00%      11.79%        3.00%

TABLE 13
Selected Financial Ratios

                                                                1998         1997        1996        1995         1994
Return on average assets                                           8.70%        1.07%       1.16%       1.05%        0.70%
Return on average equity                                           8.33%        8.61%       7.85%       7.06%        4.63%
Average equity to average assets                                  10.22%       12.40%      14.54%      13.62%       14.10%
Dividend payout ratio                                             53.41%       50.00%      50.67%      46.88%       65.57%
Interest rate spread                                               3.59%        3.72%       3.39%       3.39%        3.38%
Net interest margin                                                4.24%        4.52%       4.33%       4.27%        4.19%
Net non-interest expense to assets                                 2.29%        2.38%       2.15%       2.86%        3.15%
Efficiency ratio                                                  68.82%       64.76%      60.76%      64.13%       73.67%
Allowance for loan losses to total loans at end of period          1.08%        1.11%       1.19%       0.98%        0.91%

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors of the registrant. The information that will appear under "Election of Directors" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 19, 1999 is incorporated herein by this reference.

(b) Executive officers of the Registrant. The information presented in Item I of this report is incorporated herein by this reference.

ITEM 10  EXECUTIVE COMPENSATION

The information that will appear under "Director and Executive Compensation" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 19, 1999 is incorporated herein by this reference.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information that will appear under "Beneficial Ownership of Securities" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 19, 1999 is incorporated herein by this reference.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information that will appear under "Certain Transactions with Management and Others" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 19, 1999 in incorporated herein by this reference.


ITEM 13  EXHIBITS AND REPORTS FORM 8-K

(a)      Documents Filed:

1 and 2. Financial Statements. See the following "Index to Financial Statements," which is incorporated herein by this reference.

3. Exhibits. See "Exhibit Index" which is incorporated herein by this reference.

(b)      Reports On Form 8-K:
         There were no reports filed on Form 8-K during the fourth quarter of 1998.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.

                                        Blackhawk Bancorp, Inc.




                                        By /s/ James P. Kelley
                                          -------------------------------
                                          James P. Kelley
                                          Executive Vice President and
                                          Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on.




Principal Executive Officer and Director:
  Director, President and                   /s/ Dennis M Conerton
Chief Executive Officer                    -------------------------------
                                           Dennis M. Conerton,
                                           President and Chief Executive
                                           Officer


Principal Financial Officer, Accounting
  Officer and Director:                    /s/ Jesse L Calkins
                                           --------------------------------
                                           Jesse L. Calkins,
                                           Senior Vice President
                                           Treasurer and Chief Financial
                                           Officer




Directors:


/s/ John B. Clark                                           /s/ James P. Kelley
-----------------                                           -------------------
    John B. Clark                                               James P. Kelley

/s/ H. Daniel Green                                         /s/ Fred Klett
-------------------                                         --------------
    Dr. H. Daniel Green                                         Fred Klett

/s/ Charles Hart                                            /s/ George Merchant
----------------                                            -------------------
    Charles Hart                                                George Merchant

/s/ Kenneth A Hendricks                                     /s/
-----------------------                                     --------------------
    Kenneth A. Hendricks                                        Roger Taylor

Blackhawk Bancorp, Inc.

Index To Financial Statements And Financial Statement Schedules

The following Consolidated Financial Statements of the Blackhawk Bancorp, Inc. are located in Item 7 of this 10-KSB. 10-KSB page as indicated:

                                     Annual
                                  Report Pages

Report of Independent Public Accountants....................................16
Consolidated Balance Sheets - December 31, 1997
  and 1996..................................................................17

Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995..........................................18

Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 1997, 1996 and 1995.........................19-20

Consolidated Statements of Cash Flows for the years
  ended December 31, 1997, 1996 and 1995...................................21-22

Notes to the Consolidated Financial Statements.............................23-45

                             Blackhawk Bancorp, Inc.
                                Exhibit Index To
                        1996 Annual Report on Form 10-KSB

                                                                                         Filed
Exhibit                                           Incorporated Herein                    Here-            Page
Number          Description                       By Reference To:                       with             No.
------          -----------                       ----------------                       ----             ---

3.1             Amended and Restated              Exhibit 3.1 to
                Articles of Incorporation         Amendment No. 1 to
                of Blackhawk Bancorp, Inc.        Registration Statement on Form
                                                  S-1(Reg. No. 33.32351)

3.2             By-Laws of Blackhawk              Exhibit 3.2 to Amendment No. 1
                Bancorp, Inc., as                 to Registration Statement on
                amended.                          Form S-1


3.3             Amendments to By-Laws             Exhibit 3.3 to 1994 Form 10-KSB
                of Blackhawk Bancorp,             dated March 29, 1995
                Inc., as amended.

3.4             Amendments to By-Laws of          Exhibit 3.4 to 1994 Form 10-KSB
                Blackhawk Bancorp, Inc., as       dated March 29, 1995.
                amended.

4.1             Sections 15 and 19 of Plan        Exhibit 1.2 to Amendment No. 1
                of Conversion of Beloit           to Registration Statement on
                Savings Bank, as amended          Form-1 (No. 33-32351) filed on
                                                  March 5, 1990.

10.12           Blackhawk State Bank              Exhibit 10.12 to 1996 Form
                Officer Bonus Plan, as            10-KSB, dated March 28, 1997
                amended

10.2            Written description of Plan       Proxy Statement for its Annual
                for Life Insurance of             Meeting of Stockholders, on May
                Blackhawk State Bank              8, 1991, dated April 4, 1991


10.3            Blackhawk Bancorp, Inc.           Exhibit 10.3 to 1990 Form 10-K,
                Employee Stock Ownership          dated March 31, 1990
                Plan

10.31           Amendment to Blackhawk            Exhibit 10.31 to 1994 Form
                Bancorp, Inc. Employee            10-KSB, dated March 29, 1995
                Stock Ownership Plan

10.4            Blackhawk Bancorp, Inc.           Exhibit 10.4 to Amendment No.
                Employee Stock Ownership          1 to Registration  Statement
                Trust                             Form S-1 (No. 33-32351)


                                                                                         Filed
Exhibit                                           Incorporated Herein                    Here-            Page
Number          Description                       By Reference To:                       with             No.
------          -----------                       ----------------                       ----             ---

10.5            Blackhawk Bancorp, Inc.            Exhibit 10.5 to Amendment No.
                Directors' Stock Option Plan       1 to Registration Statement
                                                   Form S-1 (No. 33-32351)


10.6            Blackhawk Bancorp, Inc.            Exhibit 10.6 to Registration
                Executive Stock Option Plan        Statement Form S-1 (No.
                                                   33-32351)


10.7            Form of Severance   Payment        Exhibit 10.8 to Amendment No.
                Agreement entered into             1 to Registration Statement
                between  Blackhawk State           Form S-1 (No. 33-32351)
                Bank and Messrs. Calkins,
                Kelley and Rusch

10.71           Form of Severance Payment          Exhibit 10.8 to 1994 Form 10-KSB,
                Agreement entered into             dated March 29, 1995
                between  Blackhawk State
                Bank and Mr. Conerton


10.8            Blackhawk Bancorp, Inc.            Exhibit 10.9 to 1994 Form 10-KSB,
                Directors' Stock Option Plan       dated March 29, 1995

10.9            Blackhawk Bancorp, Inc.
                Executive Stock Option Plan


13              1998 Annual Report To              Proxy Statement for its Annual
                Stockholders                       Meeting of Stockholders on May
                                                   13, 1998, dated April 2, 1998

22              Subsidiaries of
                Registrant

23              Proxy Statement for its            Proxy Statement for its Annual
                Annual Meeting of                  Meeting of Stockholders on May
                Stockholders on May 19, 1999       13, 1998, dated April 2, 1998               X

                             BLACKHAWK BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1998

                   Index To Consolidated Financial Statements



                                                                    Page
                                                                    ----

INDEPENDENT AUDITOR'S REPORT                                         3

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                 4

         Consolidated Statements of Income                           5

         Consolidated Statements of  Shareholders' Equity            6

         Consolidated Statements of Cash Flows                       7

         Notes to  Consolidated Financial Statements                8-22

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Blackhawk Bancorp, Inc.
Beloit, Wisconsin


We have audited the accompanying consolidated balance sheet of Blackhawk Bancorp, Inc. and Subsidiary as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Blackhawk Bancorp, Inc. and Subsidiary as of and for each of the two years in the period ended December 31, 1997, were audited by other auditors whose report dated February 20, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk Bancorp, Inc. and Subsidiary at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ Wipfli Ullrich Bertelson LLP

Wipfli Ullrich Bertelson LLP
January 21, 1999
Green Bay, Wisconsin

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                                    1998                1997
                                                                                                    ----                ----
ASSETS                                                                                       $     15,973,000   $      8,680,000
Cash and cash equivalents                                                                          15,335,000          8,889,000
Federal Funds sold and other short-term investments
Securities:
   Available-for-sale                                                                              38,475,000          9,488,000
   Held-to-maturity                                                                                21,896,000         28,920,000
Loans held for sale                                                                                 4,362,000          1,024,000
Loans, net of allowance for loan losses of $1,915,000 in 1998 and $1,523,000 in 1997              176,027,000        135,750,000
Bank premises and equipment, net                                                                    7,483,000          4,353,000
Accrued interest receivable                                                                         1,908,000          1,467,000
Other intangible assets                                                                             8,152,000          1,850,000
Other assets                                                                                        1,857,000          1,555,000
                                                                                             ----------------   ----------------
   Total Assets                                                                              $    291,468,000   $    201,976,000
                                                                                             ================   ================
LIABILITIES AND SHAREHOLDERS' EQUITY
         Deposits:
                  Non-interest bearing                                                       $     33,110,000   $     19,572,000
                  Interest Bearing                                                                208,285,000        139,479,000
                                                                                             ----------------   ----------------
                  Total Deposits                                                                  241,395,000        159,051,000
                                                                                             ----------------   ----------------
         Borrowed funds:
                  Short-term borrowings                                                             4,576,000         12,231,000
                  Long-term borrowings                                                             17,123,000          4,850,000
                                                                                             ----------------   ----------------
                           Total Borrowed Funds                                                    21,699,000         17,081,000
                                                                                             ----------------   ----------------
         Accrued interest payable                                                                   1,046,000            892,000
         Other liabilities                                                                          2,928,000          1,817,000
                                                                                             ----------------   ----------------
                           Total Liabilities                                                      267,068,000        178,841,000
                                                                                             ----------------   ----------------
SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value per share;  authorized
                  1,000,000 shares; issued, none                                                            -                  -
         Common stock, $.01 par value per share; authorized
                  10,000,000 shares; issued 2,313,373 in 1998 and 2,296,414 in 1997                    23,000             23,000
         Additional paid in capital                                                                 7,099,000          7,002,000
         Employee stock options earned                                                                130,000            131,000
         Retained earnings                                                                         16,975,000         16,045,000
         Less 10,324 and 9,278 shares of treasury stock, at cost,
                  at December 31, 1998 and 1997, respectively                                        (120,000)          (104,000)
         Accumulated other comprehensive income                                                       293,000             38,000
                                                                                             ----------------   ----------------
                  Total Shareholders' Equity                                                       24,400,000         23,135,000
                                                                                             ----------------   ----------------
                  Total Liabilities and Shareholders' Equity                                   $  291,468,000     $  201,976,000
                                                                                               ==============     ==============


                 See Notes to Consolidated Financial Statements

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                          1998              1997             1996
                                                                          ----              ----             ----
Interest Income:
   Interest and fees on loans                                        $    13,975,000  $     11,597,000  $   8,777,000
   Interest on securities:
     Taxable                                                               2,482,000        2,433,000       2,123,000
     Exempt from federal income taxes                                        265,000          152,000         221,000
   Interest on federal funds sold and other short-term investments           604,000          126,000         202,000
                                                                     ---------------  ---------------   -------------
     Total interest income                                                17,326,000       14,308,000      11,323,000
                                                                     ---------------  ---------------   -------------

Interest Expense:
   Interest on deposits                                                    7,569,000        5,931,000       4,578,000
   Interest on short-term borrowings                                         364,000          612,000         643,000
   Interest on long-term borrowings                                          621,000          177,000         173,000
                                                                     ---------------  ---------------   -------------
     Total interest expense                                                8,554,000        6,720,000       5,394,000
                                                                     ---------------  ---------------   -------------
     Net interest income                                                   8,772,000        7,588,000       5,929,000

Provision for loan losses                                                    315,000          192,000         145,000
                                                                     ---------------  ---------------   -------------
     Net interest income after provision for loan losses                   8,457,000        7,396,000       5,784,000
                                                                     ---------------  ---------------   -------------
Other Operating Income:
   Trust department income                                                   201,000          168,000         122,000
   Service charges and fees                                                1,096,000          897,000         569,000
   Loan servicing fees                                                       286,000           95,000               -
   Gain on sale of loans                                                     443,000           65,000          75,000
   Other income                                                              473,000          311,000         240,000
                                                                     ---------------  ---------------   -------------
     Total other operating income                                          2,499,000        1,536,000       1,006,000
                                                                     ---------------  ---------------   -------------

Other Operating Expenses:
   Salaries and wages                                                      3,352,000         2,436,000      1,768,000
   Employee benefits                                                         648,000           631,000        437,000
   Occupancy expense, net                                                    588,000           426,000        309,000
   Furniture and equipment                                                   522,000           329,000        350,000
   Data processing                                                           542,000           445,000        320,000
   Professional fees                                                         169,000           342,000        199,000
   Advertising and marketing                                                 171,000           139,000        113,000
   Amortization of intangible assets                                         358,000           137,000              -
   Other operating expenses                                                1,407,000         1,024,000        718,000
                                                                     ---------------  ----------------  -------------
     Total other operating expenses                                        7,757,000         5,909,000      4,214,000
                                                                     ---------------  ----------------  -------------
     Income before income taxes                                            3,199,000         3,023,000      2,576,000
   Provision for income taxes                                              1,189,000         1,067,000        848,000
                                                                     ---------------  ---------------   -------------
         Net Income                                                  $     2,010,000  $      1,956,000  $   1,728,000
                                                                     ===============  ================  =============

         Basic Earnings Per Share                                    $           .88  $           .86   $         .76
                                                                     ===============  ===============   =============
         Diluted Earnings Per Share                                  $           .83  $           .82   $         .73
                                                                     ===============  ===============   =============
         Dividends Per Share                                         $           .47  $           .43   $         .38
                                                                     ===============  ===============   =============

See Notes to Consolidated Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                     Additional
                                                          Common       Paid in       Stock       Retained      Treasury
                                                          Stock        Capital      Options      Earnings       Stock
Balance, December 31, 1995                             $  23,000     $6,946,000   $   52,000    $14,210,000  $        -
Net Income                                                                                       1,728,000
Principal payments on ESOP loan
Cash dividends declared on common stock, $.38 per                                                (866,000)
share
Purchase of stock for treasury, 7,578 shares at                                                                (84,000)
$11.13 per share
Other comprehensive (loss)
Compensatory employee stock options:
    Recognized                                                                        43,000
    Exercised or expired                                                 14,000
                                                       ---------     ----------   ----------    ----------   ----------

Balance, December 31, 1996                                23,000      6,960,000       95,000    15,072,000     (84,000)
NET INCOME                                                                                       1,956,000
PRINCIPAL PAYMENTS ON ESOP LOAN
CASH DIVIDENDS DECLARED ON COMMON STOCK, $.43 PER                                                (983,000)
SHARE
PURCHASE OF STOCK FOR TREASURY, 1,700 SHARES AT                                                                (20,000)
$11.69 PER SHARE
Other comprehensive income
COMPENSATORY EMPLOYEE STOCK OPTIONS:
         RECOGNIZED                                                                   36,000
         EXERCISED OR EXPIRED                                            42,000
                                                       ---------     ----------   ----------    ----------   ----------
Balance, December 31, 1997                                23,000      7,002,000      131,000    16,045,000    (104,000)
NET INCOME                                                                                       2,010,000
CASH DIVIDENDS DECLARED ON COMMON STOCK, $.47 PER                                               (1,080,000)
SHARE
PURCHASE OF STOCK FOR TREASURY, 1,046 SHARES AT                                                                (16,000)
$15.00 PER SHARE
Other comprehensive income
COMPENSATORY EMPLOYEE STOCK OPTIONS:
         EXERCISED OR EXPIRED                                            97,000       (1,000)
                                                       ---------     ----------       -------   ----------   ----------
Balance, December 31, 1998                             $  23,000     $7,099,000   $  130,000    $16,975,000  $(120,000)
                                                       =========     ==========   ==========    ===========  ==========

                                                    Accumulated
                                                       Other
                                                    Comprehensive
                                                      Income
                                                     (Deficit)      Other         Total
Balance, December 31, 1995                          $   37,000   $(79,000)     $21,189,000
Net Income                                                                       1,728,000
Principal payments on ESOP loan                                     53,000          53,000
Cash dividends declared on common stock, $.38 per                                (866,000)
share
Purchase of stock for treasury, 7,578 shares at                                   (84,000)
$11.13 per share
Other comprehensive (loss)                            (48,000)                    (48,000)
Compensatory employee stock options:
    Recognized                                                                      43,000
    Exercised or expired                                                            14,000
                                                    ----------   ---------     -----------

Balance, December 31, 1996                            (11,000)    (26,000)      22,029,000
NET INCOME                                                                       1,956,000
PRINCIPAL PAYMENTS ON ESOP LOAN                                     26,000          26,000
CASH DIVIDENDS DECLARED ON COMMON STOCK, $.43 PER                                (983,000)
SHARE
PURCHASE OF STOCK FOR TREASURY, 1,700 SHARES AT                                   (20,000)
$11.69 PER SHARE
Other comprehensive income                              49,000                      49,000
COMPENSATORY EMPLOYEE STOCK OPTIONS:
         RECOGNIZED                                                                 36,000
         EXERCISED OR EXPIRED                                                       42,000
                                                    ----------   ---------     -----------
Balance, December 31, 1997                              38,000           -      23,135,000
NET INCOME                                                                       2,010,000
CASH DIVIDENDS DECLARED ON COMMON STOCK, $.47 PER                              (1,080,000)
SHARE
PURCHASE OF STOCK FOR TREASURY, 1,046 SHARES AT                                   (16,000)
$15.00 PER SHARE
Other comprehensive income                             255,000                     255,000
COMPENSATORY EMPLOYEE STOCK OPTIONS:
         EXERCISED OR EXPIRED                                                       96,000
                                                    ----------   ---------     -----------
Balance, December 31, 1998                          $  293,000   $       -     $24,400,000
                                                    ==========   =========     ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)


CASH FLOWS FROM OPERATING ACTIVITIES                                    1998              1997             1996
                                                                        ----              ----             ----
    Net Income                                                          $  2,010,000    $  1,956,000    $  1,728,000
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
         Compensatory employee stock options recognized                       (1,000)         36,000          43,000
         Provision for loan losses                                           315,000         192,000         145,000
         Provision for depreciation and amortization                         791,000         476,000         333,000
         Amortization of premiums and (accretion of discounts) on            (92,000)       (112,000)        (80,000)
            investment securities, net
         Gain on sale of property and equipment                                 --              --            (3,000)
         Gain on sale of loans                                              (443,000)        (65,000)        (75,000)
         Loans originated for sale                                       (34,938,000)    (11,372,000)     (5,329,000)
         Proceeds from sale of loans                                      30,127,000      10,654,000       5,164,000
         Change in assets and liabilities:
         Decrease in accrued interest receivable                              62,000           2,000         176,000
         (Increase) decrease in other assets                                (845,000)        565,000        (183,000)
         Increase in accrued interest and other liabilities                  209,000          34,000         179,000
                                                                        ------------    ------------    ------------
         Net cash provided by (used in) operating activities              (2,805,000)      2,366,000       2,098,000
                                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from sale of property and equipment                           --              --            12,000
         Proceeds from maturity of securities available-for-sale
                                                                          22,798,000       7,824,000      22,484,000
         Proceeds from maturity of securities held-to-maturity
                                                                          13,248,000      20,723,000      11,815,000
         Purchase of securities available-for-sale                       (28,892,000)     (6,242,000)    (21,628,000)
         Purchase of securities held-to-maturity                          (4,831,000)    (21,139,000)    (10,873,000)
         Net cash used in acquisitions                                    (7,140,000)       (444,000)           --
         (Increase) decrease in federal funds sold and other
         short-term investments, net                                      (4,212,000)
                                                                                           1,579,000       7,057,000
         Loans originated, net of principal collected                     (1,077,000)     (4,598,000)
                                                                                                           5,499,000
         Purchase of bank premises and equipment                            (848,000)       (298,000)        (73,000)
                                                                        ------------    ------------    ------------
                  Net cash provided by (used in) investing activities      1,413,000      (4,865,000)      4,196,000
                                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase (decrease) in deposits                              (3,253,000)     (1,406,000)      7,066,000
         Net increase (decrease) in short-term borrowings                 (7,655,000)      4,826,000      (2,275,000)
         Proceeds from long-term borrowings                               10,400,000       3,500,000            --
         Payments on long-term borrowings                                   (127,000)       (900,000)     (1,300,000)
         Dividends paid                                                   (1,080,000)       (983,000)       (866,000)
         Proceeds from issuance of common stock                               97,000          42,000          14,000
         Purchase of common stock for treasury                               (16,000)        (20,000)        (84,000)
                                                                        ------------    ------------    ------------
                  Net cash provided by (used in) financing activities      8,685,000       3,212,000      (5,917,000)
                                                                        ------------    ------------    ------------
                  Increase in cash and cash equivalents                    7,293,000         713,000         377,000
Cash and cash equivalents:
         Beginning                                                         8,680,000       7,967,000       7,590,000
                                                                        ------------    ------------    ------------
         Ending                                                         $ 15,973,000    $  8,680,000    $  7,967,000
                                                                        ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash payments for:
                  Interest                                              $  8,849,000    $  7,264,000    $  5,407,000
                  Income taxes                                             1,016,000         341,000         878,000
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
         Financing activities
         Other assets acquired in settlement of loans                        637,000         292,000         226,000
         Principal payments on ESOP Loan                                        --            26,000          53,000
         Purchase of net assets
                  Fair value of non cash assets                           83,258,000      45,595,000
                  Liabilities assumed                                     78,335,000      45,451,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)


NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The accompanying consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant accounting policies:

            NATURE OF BANKING ACTIVITIES:

            The Company provides a variety of banking services to individuals and businesses through its eleven facilities in Beloit, Wisconsin and Belvidere, Rockford, Roscoe, Oregon and Rochelle, Illinois. Its primary deposit products are demand deposits, savings, and certificates of deposit and its primary lending products are commercial, real estate mortgage and installment loans.

            As of December 31, 1998 and 1997, 74% and 71% , respectively, of the gross loan portfolio consisted of real estate loans on real estate located in Southcentral Wisconsin and Northcentral Illinois. Generally, these loans are expected to be repaid from the cash flows of the borrowers and are collateralized by the related property. Credit losses arising from real estate lending transactions compare favorably with Blackhawk's credit loss experience on its loan portfolio as a whole. However, adverse changes in the local economy would have a direct impact on the credit risk in the loan portfolio.

            PRINCIPLES OF CONSOLIDATION:

            The accompanying consolidated financial statements include the accounts of Blackhawk Bancorp, Inc. and its wholly owned subsidiary, Blackhawk State Bank (Blackhawk) and Blackhawk's wholly owned subsidiaries Nevahawk Investment, Inc., and RSL, Inc., Midland Acceptance Corporation, and First Financial Services, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

            On September 1, 1998, the Company acquired for cash all of the outstanding shares of First Financial Bancorp, Inc. and its wholly-owned subsidiaries. The total acquisition cost was $12,690,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $2,951,000 is being amortized over 20 years by the straight-line method. The acquisition has been accounted for as a purchase and the results of operations of First Financial since the date of acquisition are included in the Consolidated Financial Statements. The assets of First Financial were subsequently merged into the Company.

            The unaudited proforma effect of the transaction had it occurred prior to 1997 is as follows: (dollars in thousands, except per share information)

                                                              1998              1997
                                                              ----              ----
            Net interest income:
                     Blackhawk Bancorp, Inc.          $      8,772      $      7,588
                     First Financial Bancorp, Inc.           1,253             1,997
                                                      ------------      ------------
                     Total                            $     10,025      $      9,585
                                                      ============      ============
            Net income:
                     Blackhawk Bancorp, Inc.          $      2,010      $      1,956
                     First Financial Bancorp, Inc.            (530)             (613)
                                                      ------------      ------------
                     Total                            $      1,480      $      1,343
                                                      ============      ============
            Basic Earnings per share:
                     Blackhawk Bancorp, Inc.          $        .88      $        .86
                     First Financial Bancorp, Inc.            (.24)             (.27)
                                                      ------------      ------------
                     Total                            $        .64      $        .59
                                                      ============      ============
            Diluted earnings per share:
                     Blackhawk Bancorp, Inc.          $        .83      $        .82
                     First Financial Bancorp, Inc.            (.22)             (.26)
                                                      ------------      ------------
                     Total                            $        .61      $        .56
                                                      ============      ============



            On April 30, 1997, the Company acquired for cash all of the outstanding shares of Rochelle Bancorp, Inc. and its wholly-owned subsidiaries. The total acquisition cost was $4,319,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $1,934,000 is being amortized over 10 to 20 years by the straight-line method. The acquisition has been accounted for as a purchase and the results of operations of Rochelle since the date of acquisition are included in the consolidated financial statements. The assets of Rochelle Bancorp, Inc. were subsequently merged into the Company.

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

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STATEMENTS OF CASH FLOWS:

            For the purpose of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from federal funds sold and other short-term investments, with an original maturity of less than three months, loans, deposits, and short-term borrowings with an original maturity of less than three months, are reported net under general practices within the banking industry.

         SECURITIES AVAILABLE-FOR-SALE:

            Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains and losses on securities available-for-sale are reported as accumulated other comprehensive income within shareholders' equity until realized. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

            Loan origination fees exceeding related costs are deferred and amortized over the contractual life of the loan as a yield adjustment.

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

         MORTGAGE SERVICING RIGHTS:

            The Company capitalizes the estimated value of mortgage servicing rights through the origination and sale of mortgage loans. When the originated mortgage loans are sold or securitized into the secondary market, the Company allocates the total cost of the mortgage loans between mortgage servicing rights and the loans, based on their relative fair values. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Mortgage servicing rights

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)




NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         MORTGAGE SERVICING RIGHTS (CONTINUED)

            are periodically evaluated for impairment. For purposes of measuring impairment, the servicing rights are stratified into pools based on one or more predominant risk characteristics of the underlying loans including loan type, interest rate and term. Impairment represents the excess of carrying value of a stratified pool over its fair value, and is recognized through a valuation allowance. The fair value of each servicing rights pool is evaluated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates, and other factors, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.

         BANK PREMISES AND EQUIPMENT:

            Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on a straight-line basis over the estimated useful life of each asset. Expenditures for maintenance and repairs are reflected as expense when incurred. Gains or losses and disposition of premises and equipment are reflected in income.


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

         PENSION PLAN:

            Blackhawk has a defined-contribution plan which covers substantially all full-time employees. Costs of the plan are based on participants' eligibility and compensation and pension expense is recorded as benefits are earned.

         TRUST ASSETS:

            Assets held in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of Blackhawk.

         INCOME TAXES:

            The Company, Blackhawk and Blackhawk's subsidiaries file a consolidated federal income tax return and separate state income tax returns.

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

         COMPREHENSIVE INCOME:

            Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are recognized as a separate component of equity, accumulated other comprehensive income (deficit).

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FUTURE ACCOUNTING CHANGE

            In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for fiscal years beginning after June 15, 1999. Management, at this time, cannot determine the effect adoption of this statement may have on the consolidated financial statements of the Company as the accounting for derivatives is dependent on the amount and nature of derivatives in place at the time of adoption.

NOTE 2.  FUTURE ACCOUNTING CHANGES

            Effective January 1,1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which was issued in June 1997. In accordance with this statement, the Company reports those items defined as comprehensive income in the statement of changes in stockholders' equity. The adoption of SFAS No. 130 did not have an impact on the Company's financial position or results of operations.

            Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which was issued in June 1997. This statement establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way operating segments are determined, the products and services provided by the segments, and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. The disclosure requirements had no impact on the Company's financial position or results of operations.

NOTE 3.  SECURITIES

            Debt securities have been classified in the balance sheets according to management's intent as either available for sale or held-to-maturity. The carrying amount of securities and their approximate fair values at December 31, is as follows:

         AVAILABLE-FOR-SALE SECURITIES:

                                                                              1998
                                                                              ----
                                                              Gross Unrealized    Gross Unrealized
                                            Amortized Cost          Gains               (Losses)            Fair Value
                                            --------------          -----               --------            ----------
         U.S. Treasury Securities          $    500,000         $      4,000          $       --            $    504,000
         U.S. Government Agencies            27,294,000              264,000               (47,000)           27,511,000
         Obligations of states and
                  political subdivisions        161,000                2,000                  --                 163,000
         Other Securities                    10,212,000               90,000                (5,000)           10,297,000
                                           ------------         ------------          ------------          ------------
                                           $ 38,167,000         $    360,000          $    (52,000)         $ 38,475,000
                                           ============         ============          ============          ============

                                                                              1997
                                                                              ----
                                                              Gross Unrealized    Gross Unrealized
                                            Amortized Cost          Gains               (Losses)            Fair Value
                                            --------------          -----               --------            ----------
         U.S. Treasury Securities          $  1,251,000         $      2,000          $       --            $  1,253,000
         U.S. Government Agencies             7,333,000               75,000               (20,000)            7,388,000
         Other Securities                       847,000                                                          847,000
                                           ------------         ------------          ------------          ------------
                                           $  9,431,000         $     77,000          $    (20,000)         $  9,488,000
                                           ============         ============          ============          ============

         HELD-TO-MATURITY SECURITIES:

                                                                              1998
                                                                              ----
                                                              Gross Unrealized    Gross Unrealized
                                            Amortized Cost          Gains               (Losses)            Fair Value
                                            --------------          -----               --------            ----------
         U.S. Treasury Securities          $  4,997,000         $     61,000          $       --            $  5,058,000
         U.S. Government Agencies             8,874,000               33,000               (12,000)            8,895,000
         Obligations of states and
                  political subdivisions      8,025,000              112,000                (2,000)            8,135,000
                                           ------------         ------------          ------------          ------------
                                           $ 21,896,000         $    206,000          $    (14,000)         $ 22,088,000
                                           ============         ============          ============          ============

                                                                              1997
                                                                              ----
                                                              Gross Unrealized    Gross Unrealized
                                            Amortized Cost          Gains               (Losses)            Fair Value
                                            --------------          -----               --------            ----------
         U.S. Treasury Securities          $ 10,191,000         $     97,000          $     (2,000)         $ 10,286,000
         U.S. Government Agencies            13,900,000               81,000               (13,000)           13,968,000
         Obligations of states and
                  Political subdivisions      4,340,000               23,000                (8,000)            4,355,000
         Other Securities                       489,000              489,000
                                           ------------         ------------          ------------          ------------
                                           $ 28,920,000         $    201,000          $    (23,000)         $ 29,098,000
                                           ============         ============          ============          ============

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)


NOTE 3.  SECURITIES (CONTINUED)

            The amortized cost and fair value of securities as of December 31, 1998, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary:

                                                             Available-For-Sale               Held-to-Maturity
                                                             ------------------               ----------------
                                                    Amortized Cost      Fair Value    Amortized Cost       Fair Value
                                                    --------------      ----------    --------------       ----------
            Due in one year or less                  $  10,558,000  $   10,649,000      $  3,727,000    $   3,755,000
            Due after one year through five years       13,756,000      13,766,000        10,921,000       11,021,000
            Due after five years through ten years       2,001,000       2,094,000         2,223,000        2,271,000
            Mortgage-backed securities                   9,838,000       9,872,000         5,025,000        5,041,000
            Other Securities                             2,014,000       2,094,000                 -                -
                                                     -------------   -------------    --------------   --------------
                                                     $  38,167,000  $   38,475,000    $   21,896,000   $   22,088,000
                                                     =============  ==============    ==============   ==============


            There were no realized gains or losses on securities for 1998, 1997 and 1996.

            Investment securities with an amortized cost of $19,941,000 and a fair value of $20,059,000, respectively, were pledged to secure public deposits, short-term borrowings, and other purposes required by law as of December 31, 1998.

NOTE 4.  LOANS

            The composition of the loan portfolio is as follows:

                                                                            1998                  1997
                                                                            ----                  ----
            Real Estate - Mortgage                                       $ 130,924,000        $  96,995,000
            Real Estate - Construction                                       3,535,000            3,956,000
            Consumer                                                        26,532,000           25,086,000
            Commercial                                                      17,131,000           11,656,000
                                                                         -------------        -------------
                                                                         $ 178,122,000        $ 137,693,000

            Less:  Allowance for loan losses                                 1,915,000            1,523,000
                     Unearned Income                                           180,000              420,000
                                                                         -------------        -------------
                     Loans, Net                                          $ 176,027,000        $ 135,750,000
                                                                         =============        =============

            Nonperforming loans includes loans which have been categorized by management as impaired and non-accruing because collection of interest is not assured, non-accruing loans (not considered impaired loans) and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning nonperforming loans:

                                                                             1998           1997
                                                                             ----           ----
               Impaired Loans                                            $  1,479,000    $   325,000
               Non-accruing Loans                                             857,000        664,000
               Past due 90 days or more and still accruing                    240,000         90,000
                                                                         ------------    -----------
                        Total Non-Performing Loans                       $  2,576,000    $ 1,079,000
                                                                         =============   ===========


            The average balance of loans classified as impaired totaled approximately $634,000 and $405,000 for the years ended December 31, 1998 and 1997, respectively. The allowance for loan losses related to impaired loans amounted to approximately $100,000 and $115,000 at December 31, 1998 and 1997, respectively. Interest income on impaired loans of $31,000 and $30,000 was recognized for cash payments received in 1998 and 1997, respectively.

            The Company has $0 and $133,000 in commitments to loan additional funds to the borrowers of nonperforming loans for the years ended December 31, 1998 and 1997, respectively.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)





NOTE 4.  LOANS (CONTINUED)
            The effect on interest income of the non-accruing loans is as follows:

                                                                                   1998          1997           1996
                                                                                   ----          ----           ----
            Income recognized                                                  $    47,000    $    31,000    $    29,000
            Income that would have been recognized in
                     accordance with the original loan terms                        76,000         77,000         52,000
            A summary of transactions in the allowance for loan losses is as follows:
            Balance at beginning of year                                       $ 1,523,000    $ 1,186,000    $   929,000
            Acquired allowance for loan losses                                     452,000        321,000           --
                                                                               -----------    -----------    -----------
            Adjusted balance at beginning of year                                1,975,000      1,507,000        929,000
            Provision charged to expense                                           315,000        192,000        145,000
            Loans charged-off                                                     (395,000)      (216,000)      (109,000)
            Recoveries                                                              20,000         40,000        221,000
                                                                               -----------    -----------    -----------

            Balance at End of Year                                             $ 1,915,000    $ 1,523,000    $ 1,186,000
                                                                               ===========    ===========    ===========


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

                                                                                        1998                   1997
                                                                                        ----                   ----
            Balance at beginning of year                                             $ 2,215,000            $ 1,910,000
            Loans acquired                                                                  --                  168,000
                                                                                     -----------            -----------
            Adjusted balance at beginning of year                                      2,215,000              2,077,000
            New loans                                                                  4,299,000              4,909,000
            Principal repayments                                                      (3,317,000)            (4,771,000)
                                                                                     -----------            -----------
                     Balance at End of Year                                          $ 3,197,000            $ 2,215,000
                                                                                     ===========            ===========

            In addition, the Company has loan commitments to the aforementioned related parties of $2,754,000 and $1,683,000 in 1998 and 1997, respectively.

NOTE 5.  MORTGAGE SERVICING RIGHTS:

            The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, was $132,691,000 and $55,087,000 at December 31, 1998 and 1997,
            respectively. Management believes that the remaining book value of mortgage servicing rights approximates the fair value at December 31, 1998 and 1997.

            The following is an analysis of the activity for mortgage servicing rights for the years ended December 31, 1998 and 1997 respectively:


                                                                                              1998             1997
                                                                                              ----             ----
            Balance at beginning of year                                                   $   545,000      $      --
            Mortgage servicing rights acquired through business combinations                   257,000          227,000
            Fair value of servicing rights acquired in purchases                               208,000          241,000
            Additions of originated mortgage servicing rights                                  544,000          135,000
            Amortization                                                                      (526,000)         (58,000)
                                                                                           -----------      -----------
            Balance at end of year                                                         $ 1,028,000      $   545,000
                                                                                           ===========      ===========


NOTE 6.  BANK PREMISES AND EQUIPMENT

            A summary of bank premises and equipment is as follows:

                                                                                           1998                 1997
                                                                                           ----                 ----
            Land and Improvements                                                      $ 1,079,000           $   395,000
            Buildings and Improvements                                                   7,036,000             5,329,000
            Equipment                                                                    4,718,000             2,503,000
            Vehicles                                                                       211,000               192,000
                                                                                       -----------           -----------

                                                                                        13,044,000             8,419,000
            Less Accumulated Depreciation                                                5,561,000             4,066,000
                                                                                       -----------           -----------
                     Bank Premises and Equipment, Net                                  $ 7,483,000           $ 4,353,000
                                                                                       ===========           ===========


            Depreciation charged to operating expenses was $433,000, $336,000, and $333,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)


NOTE 7.  DEPOSITS

            Deposit accounts at December 31 are summarized as follows:

                                                                                       1998                     1997
                                                                                       ----                     ----
            Non-interest bearing demand                                            $ 33,110,000             $ 19,572,000
            Interest-bearing demand deposits                                         18,427,000               14,555,000
            Savings deposits                                                         30,108,000               20,804,000
            Money Market deposits                                                    30,338,000               16,467,000
            Time deposits                                                           129,412,000               87,653,000
                                                                                   ------------             ------------
            Total deposits                                                         $241,395,000             $159,051,000
                                                                                   ============             ============



            The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately $17,470,000 and $9,078,000 in 1998 and 1997, respectively. Interest expense on time deposits of $100,000 or more was approximately $724,000, $389,000 and $356,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

            At December 31, 1998, the scheduled maturities of CDs are as follows:

            1999                                        $ 74,634,000
            2000                                          40,305,000
            2001                                           9,935,000
            2002                                           2,504,000
            2003 and thereafter                              478,000
                                                        ------------
                                                        $127,856,000
                                                        ============


NOTE 8.  BORROWED FUNDS

            A summary of borrowed funds is as follows:

                                                                                              1998             1997
                                                                                              ----             ----
            Term Loan                                                                      $ 7,673,000       $      --
            Secured Advances from Federal Home Loan Bank of Chicago:
                     Fixed rate of 6.26%, due 6/16/98                                             --             400,000
                     Fixed rate of 5.44%, due 1/10/99                                          800,000           800,000
                     Fixed rate of 7.12%, due 4/17/00                                          150,000           150,000
                     Fixed rate of 5.71%, due 6/18/02                                        2,000,000         2,000,000
                     Fixed rate of 5.20%, due 12/11/02                                       1,500,000         1,500,000
                     Fixed rate of 4.70% due 1/15/08, callable 1/15/99                       1,000,000              --
                     Fixed rate of 5.30% due 1/16/08, callable 1/16/03                       4,000,000              --
            Securities sold under an agreement to repurchase                                 4,576,000        10,256,000
            Federal funds purchased                                                               --           1,975,000
                                                                                           -----------       -----------
                                                                                           $21,699,000       $17,081,000
                                                                                           ===========       ===========


            The scheduled principal maturities of borrowed funds at December 31, 1998 are as follows:

            1999                                                    $  5,901,000
            2000                                                         710,000
            2001                                                         599,000
            2002                                                       4,139,000
            2003                                                       5,350,000
            After 2003                                                 5,000,000
                                                                    ------------
                                                                    $ 21,699,000
                                                                    ============

            The term loan consists of a $6,000,000 loan with a fixed interest rate of 6.60% and a variable portion of $1,800,000 with a current rate of 7.10%. The loan requires quarterly principal and interest payments of $225,000 on the fixed portion and quarterly interest only payments on the variable portion. The total loan matures August 21, 2003. Collateral for this loan consists of the stock of the Bank.

            A covenant placed upon the Company includes limitations on further mergers without consent of the lender. The lender could also immediately call the loan if the Bank's aggregate outstanding balance of classified assets exceeds 50% of primary capital, if the Bank's tangible capital were less than 5% of total tangible assets, if the Bank's non-performing assets were greater than 25% of primary capital or if the total equity of the Bank were less than $30 million.

            Advances from the Federal Home Loan Bank of Chicago are collateralized by substantially all one-to-four family real estate loans.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)


NOTE 9.  EMPLOYEE BENEFIT PLANS

         PENSION PLAN:

            Blackhawk has a noncontributory, defined contribution money-purchase pension plan covering substantially all of its employees. Blackhawk contributes, on behalf of the eligible employees, 4.2% of total annual compensation plus 4.2% of compensation in excess of $13,200. The total pension expense was $123,000, $104,000, and $78,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

         EXECUTIVE BONUS PLAN:

            The Company has adopted a revised incentive bonus plan for officers providing cash bonuses based upon the financial performance of the Company and performance of the respective officers. Bonus compensation expense was $92,000, $127,000, $159,000 for the years 1998, 1997 and 1996, respectively.



         STOCK OPTION PLANS:

            The Company has reserved shares of common stock for issuance to directors and key employees under incentive and non-qualified stock option plans. Options are granted at prices equal to the fair market value and 90% of the fair market value on the dates of grant for directors and key employees, respectively, and are exercisable in cumulative installments over a three year period. Other pertinent information related to the plans is as follows:

                                                                     Weighted                Weighted                 Weighted
                                                                     --------                --------                 --------
                                                                      Average                 Average                  Average
                                                                      -------                 -------                  -------
                                                          1998         Price     1997          Price       1996         Price
                                                          ----         -----     ----          -----       ----         -----
            Shares under option,
              beginning of year                         295,576     $    7.59    275,776     $    7.02    262,235     $    6.72
            Granted during the year                      60,850         15.00     31,350         11.40     16,300         11.20
            Terminated and canceled
              during the year                            (5,335)        11.38     (1,000)        11.25       (510)         5.85
            Exercised during the year                   (16,959)         5.74    (10,550)         3.92     (2,249)         5.25
                                                        -------     ---------   --------     ---------    -------     ---------
            Shares under option,
              end of year                               334,132     $    8.98    295,576     $    7.59    275,776     $    7.02
                                                        =======     =========   ========     =========   ========     =========
            Options exercisable,
              end of year                               252,281     $    7.32    217,592     $    6.57     84,492     $    5.73
                                                        =======     =========   ========     =========   ========     =========
            Available to grant,
              end of year                               338,150                   84,000                  115,300
                                                       ========                 ========                 ========
            Weighted average fair value
              of options granted
                during the year                                     $    1.34                $    5.74                $    4.58
                                                                    =========                =========


            Compensation expense related to granting compensatory employee stock options totaled $1,000, $36,000, and $43,000 in 1998, 1997 and 1996, respectively.

                                                            Outstanding Options                     Vested Options
                                                            -------------------                     --------------
                                    Year of          Outstanding             Weighted                              Weighted
                                   Expiration       Shares Granted         Average Price    Shares Vested        Average Price
                                   ----------       --------------        -------------     -------------        -------------
                                      2000               4,200                $ 3.33            4,200                $ 3.33
                                      2001              16,950                  3.16           16,950                  3.16
                                      2002               5,250                  4.33            5,250                  4.33
                                      2003              93,249                  5.26           93,249                  5.26
                                      2004               7,350                  6.83            7,350                  6.83
                                      2005             106,633                  9.38          106,633                  9.37
                                      2006              16,300                 11.20           10,866                 11.20
                                      2007              23,350                 11.41            7,783                 11.41
                                      2008              60,850                 15.00               --                    --
                                                       -------                ------          -------                ------
                                                       334,132                $ 8.98          252,281                $ 7.32
                                                       =======                ======          =======                ======

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)


NOTE 9.  EMPLOYEE BENEFIT PLANS (CONTINUED)

            The Company applies APB Opinion No. 25 in accounting for its stock options. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                                 1998              1997                1996
                                                 ----              ----                ----
              Net Income:
                       As reported           $  2,010,000       $  1,956,000        $  1,728,000
                       Pro Forma                1,898,000          1,862,000           1,644,000
              Earnings Per Share:
                       As reported:
                                Basic        $        .88       $        .86        $        .73
                                             ============       ============        ============
                                Diluted      $        .83       $        .81        $        .69
                                             ============       ============        ============
                       Pro Forma:
                                Basic        $        .85       $        .82        $        .71
                                             ============       ============        ============
                                Diluted      $        .80       $        .78        $        .67
                                             ============       ============        ============


            The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                             1998               1997             1996
                                             ----               ----             ----
              Risk-free interest rate             5%                5%                5%
              Expected Life                 10 years          10 years          10 years
              Expected Volatility                17%               29%                3%
              Expected Dividend Yield             3%                3%                3%

         EMPLOYEE STOCK OWNERSHIP PLAN:

            The Company has an Employee Stock Ownership Plan for the benefit of employees who meet the eligibility requirements. The Plan was established in 1990. The Plan holds 112,101 shares of the Company's common stock in a trust established in Blackhawk. The stock was acquired by the Plan by using the proceeds from a loan obtained from a nonrelated commercial lender. The loan was collateralized by the stock which has not been allocated to individual participant accounts. In addition, the Company quaranteed this obligation. Cash payments to the Plan consist of contributions and dividend payments, in amounts sufficient for it to satisfy the debt service requirements. Accordingly, the debt has been recorded in the accompanying consolidated balance sheets together with the related deferred compensation. The debt and deferred compensation are reduced as the Plan makes principal payments.

            The loan required principal payments of $13,000, plus interest each quarter and was paid in full at December 31, 1997.

            Cash payments to the Plan during the years ended December 31, 1998, 1997 and 1996 consisted of the following:

                                           1998          1997         1996
                                           ----          ----         ----
              Contributions             $  36,000   $    36,000   $    33,000
              Dividends                    38,000        38,000        36,000
                                        ---------   -----------   -----------

                                           74,000        74,000        69,000
                                        =========   ===========   ===========


            For financial statement purposes, expense for the Plan is determined based on the percentage of shares allocated to participants each period (allocations are based on principal and interest payments) times the original amount of the debt plus the interest incurred. The components of the amount charged to expense for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                           1998        1997         1996
                                           ----        ----         ----
              Compensation              $   36,000  $  36,000    $   32,545
              Interest                           -          -         5,022
                                        ----------  ---------    ----------

                                        $   36,000  $  36,000    $   37,567
                                        ==========  =========    ==========


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

         401(K) PROFIT-SHARING PLAN:

            Rochelle and Belvidere have profit-sharing plans which meets the qualifications of Section 401(k) of the Internal Revenue Code
            (Code). Under the Plan, employees 21 years of age or older with one year of service and 1,000 hours of service during that period may make pre-tax contributions up to applicable limits under the Code. Employees are 100% vested in their contributions. Discretionary employer contributions vest at a rate of 20% per year beginning on the third year of service by an employee. Contributions totaling $12,000 and $10,000 were made during the years ended December 31, 1998 and 1997, respectively.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)



NOTE 9.  EMPLOYEE BENEFIT PLANS (CONTINUED)

         DEFERRED COMPENSATION PLAN:

            In addition, Blackhawk assumed deferred compensation agreements with certain officers of Rochelle. Amounts are accumulated in an account from which benefits will be paid to the officers at termination or retirement. As of December 31, 1998 and 1997 deferred compensation liability totaled $273,000 and 251,000, respectively.

            The agreements also provide for an acceleration of benefits upon the deaths of these officers, payable to their beneficiaries. Rochelle has purchased life insurance policies on the lives of the officers in order to fund the acceleration of benefits at death. Rochelle is owner and beneficiary of these policies which provide for death benefits totaling $1,307,000 and $1,303,000 as of December 31, 1998 and 1997, respectively. These policies have a cash surrender value of $583,000 and $556,000 as of December 31, 1998 and 1997,
            respectively.

NOTE 10. INCOME TAXES

            Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of net deferred tax assets at December 31 are as follows:

                                                                                        1998          1997
                                                                                        ----          ----
              Deferred Tax Liabilities:
                       Property and Equipment                                      $ (473,000)   $   (226,000)
                       Unrealized gains on securities available-for-sale              (75,000)        (19,000)
                       Purchase Accounting                                           (525,000)       (575,000)
                       Mortgage Servicing Rights                                     (342,000)       (128,000)
                       Other                                                          (89,000)        (74,000)
                                                                                   ----------    ------------
                                Total Deferred Tax Liabilities                     (1,504,000)     (1,022,000)
                                                                                   ----------    ------------

              Deferred Tax Assets:
                       Reserve for loan losses                                        706,000         451,000
                       Accrued liabilities                                            538,000         104,000
                       State net operating loss carryovers                             58,000               -
                                                                                   ----------    ------------
                                Total Deferred Tax Assets                           1,302,000         555,000
                                                                                   ----------    ------------

                                Net Deferred Tax Liabilities                       $ (202,000)   $   (467,000)
                                                                                   ==========    ============


            The provision for income taxes consists of the following:

                                                              1998                 1997             1996
                                                             ----                  ----             ----
                     Current tax expense:
                              Federal                   $     989,000       $      957,000      $   779,000
                              State                           225,000              129,000           95,000
                                                        -------------       --------------      -----------

                                       Total Current        1,214,000            1,086,000          874,000
                                                        -------------       --------------      -----------

                     Deferred tax provision (credit):
                              Federal                          28,000              (13,000)         (15,000)
                              State                           (53,000)              (6,000)         (11,000)
                                                        --------------      --------------      -----------

                                       Total Deferred         (25,000)             (19,000)         (26,000)
                                                        --------------      --------------      -----------

                                       Total provision
                                          for income
                                          taxes         $   1,189,000       $    1,067,000      $   848,000
                                                        =============       ==============      ===========



         A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:


                                                                       1998               1997                 1996
                                                                       ----               ----                 ----
                     Tax expense at statutory rate                 $ 1,088,000        $ 1,028,000          $  876,000
                     Increase (decrease) in taxes resulting from:
                              Tax exempt interest                      (89,000)           (59,000)            (75,000)
                              State income taxes, net of federal       114,000             76,000              56,000
                               tax benefit
                              Amortized of goodwill and
                              other intangibles                        122,000             62,000
                              Other                                    (46,000)           (40,000)             (9,000)
                                                                   -----------        -----------          ----------
                     Provision for income taxes                    $ 1,189,000        $ 1,067,000          $  848,000
                                                                   ===========        ===========          ==========

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)


NOTE 12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

            Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

            The Company frequently enters into loan sale commitments prior to closing loans in order to limit interest rate risk for the period of time between when a loan is committed and when it is sold. These sale commitments are typically made on a loan by loan basis.

            A summary of the amount of Company's exposure to credit loss for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 1998 and 1997 was as follows:

                                                           1998               1997
                                                           ----               ----
                    Loan Commitments                  $  40,213,000     $   20,883,000

                    Standby Letters of Credit         $     161,000     $      583,000

                    Commitments to Sell               $   6,675,000     $    1,459,000


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

NOTE 13. LEASE COMMITMENTS

            The Bank leases two branch office locations in Beloit, Wisconsin under leases expiring November 2014 and July 2012. The leases can be terminated every five years, but the Bank could be liable for remodeling or removal costs to the leased office spaces if the leases are terminated before the 14th year of the agreements.

            The Bank also leases an office in Roscoe, Illinois under a lease expiring in December 2002. The lease is subject to inflationary adjustments after three years from occupancy. In addition, the Bank is obligated to pay a portion of the real estate taxes, insurance, and common area maintenance.

            The total minimum rental commitment under the leases at December 31, 1998 is as follows:

                    Year Ending December 31:
                    1999                           $     95,000
                    2000                                108,000
                    2001                                108,000
                    2002                                108,000
                    2003 and later                    1,023,000
                                                        ------------
                                                        $  1,442,000
                                                        ============



            Total rent expense for the years ended December 31, 1998, 1997 and 1996 was $92,000, $49,000, and $36,000, respectively.

NOTE 14. EARNINGS PER SHARE

            Basic earnings per share are arrived at by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and do not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation is arrived at by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options, and any other common stock equivalents. The following table shows the computation of the basic and diluted earnings per share:

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)


NOTE 14. EARNINGS PER SHARE (CONTINUED)


                                                                   Income                Share           Per Share
                                                                 (Numerator)          (Denominator)        Amount
                  For the Year Ended December 31, 1998
                  Basic Earnings Per Share:                   $        2,010,000    $      2,296,636   $        0.88
                                                              ==================             120,283   =============
                  Effect of Dilutive Stock Options                                  ----------------
                  Diluted Earnings Per Share:                 $        2,010,000    $      2,416,919   $        0.83
                                                              ==================    ================   =============

                  For the Year Ended December 31, 1997
                  Basic Earnings Per Share:                   $        1,956,000    $      2,283,428   $        0.86
                                                              ==================             101,160   =============
                                                                                    ----------------
                  Effect of Dilutive Stock Options
                  Diluted Earnings Per Share:                 $        1,956,000    $      2,384,588   $        0.82
                                                              ==================    ================   =============

                  For the Year Ended December 31, 1996
                  Basic Earnings Per Share                    $        1,728,000    $      2,279,494   $        0.76
                                                              ==================              92,973   =============
                                                                                    ----------------
                  Effect of Dilutive Stock Options
                  Diluted Earnings Per  Share                 $        1,728,000    $      2,372,467   $        0.73
                                                              ==================    ================   =============



NOTE 15. COMMON STOCK SPLIT

           On June 15, 1996, the Company issued the 759,301 additional shares, at $.01 per share par value, necessary to effect a 3 for 2 common stock split.

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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




NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

           The estimated fair values of the Company's financial instruments are as follows:

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)


NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)



                                                                  December 31, 1998                    December 31, 1997
                                                                  -----------------                    -----------------
                                                            Carrying                             Carrying
                                                             Amount          Fair Value           Amount          Fair Value
                                                                 (in thousands)                       (in thousands)
       Financial Assets
              Cash and cash equivalents                      15,973             15,973              8,680             8,680
              Federal funds sold and other
                 short-term investments                      15,335             15,335              8,889             8,889
              Securities                                     60,371             60,563             38,407            38,586
              Loans, net of allowance for
                       loan losses                          180,389            183,500            135,750           136,219

      Financial Liabilities and Other
         off-balance sheet instruments:
              Demand deposit and savings                    112,157            112,157             71,402            71,402
              Time deposits                                 129,238            133,194             87,648            87,923
              Borrowings                                     21,699             21,396             17,081            17,114
         Loan Commitments                                         -                  -                  -                 -
         Standby Letters of Credit                                -                  -                  -                 6



NOTE 17. REGULATORY MATTERS


           The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and the Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

           As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believe have changed the Company and the Bank's category.

           The actual capital amounts and ratios as of December 31, 1998 are also presented in the table (in thousand's).

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (CONTINUED)




NOTE 17  REGULATORY MATTERS (CONTINUED)

                                                                                                To be Well Capitalized
                                                                                                    Under prompt
                                                                             For Capital            Corrective
                                             Actual                          Adequacy Purposes      Action Provisions
         As of December 31, 1998:            Amount        Ratio             Amount     Ratio       Amount      Ratio
                                             ------        -----             ------     -----       ------      -----
         Company
                  Total Capital (To Risk
                    Weighted Assets)         18,746         9.31%            16,111      8.0%
                  Tier I Capital (To Risk
                    Weighted Assets)         16,830         8.36%             8,055      4.0%
                  Tier I Capital (To
                    Average Assets)          16,830         6.00%             8,744      3.0%
         Bank
                  Total Capital (To Risk
                    Weighted Assets)         25,704        12.79%            16,075      8.0%        20,093      10.0%
                  Tier I Capital (To Risk
                    Weighted Assets)         23,788        11.84%             8,037      4.0%        12,056       6.0%
                  Tier I Capital (To
                    Average Assets)          23,788         8.50%            11,488      4.0%        14,360       5.0%
         As of December 31, 1997:
         Company
                  Total Capital (To Risk
                    Weighted Assets)        $22,895        18.67%            $9,811      8.0%
                  Tier I Capital (To Risk
                    Weighted Assets)         21,373        17.43%             4,905      4.0%
                  Tier I Capital (To
                    Average Assets)          21,373        11.79%             5,439      3.0%
         Blackhawk - Beloit
                  Total Capital (To Risk
                    Weighted Assets)         19,253        18.22%             8,456      8.0%        10,570      10.0%
                  Tier I Capital (To Risk
                    Weighted Assets)         18,092        17.12%             4,228      4.0%         6,342       6.0%
                  Tier I Capital (To
                    Average Assets)          18,092        12.43%             5,822      4.0%         7,277       5.0%
         Blackhawk - Rochelle
                  Total Capital (To Risk
                    Weighted Assets)          2,932         8.48%             2,765      8.0%         3,456      10.0%
                  Tier I Capital (To Risk
                    Weighted Assets)          2,621         7.58%             1,382      4.0%         1,728       6.0%
                  Tier I Capital (To
                    Average Assets)           2,621         5.29%             1,982      4.0%         2,479       5.0%




NOTE 18. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

         CONDENSED PARENT COMPANY BALANCE SHEETS:

                                                                             1998                 1997
                                                                             ----                 ----
              ASSETS
                       Cash and cash equivalents                       $        791,000     $       136,000
                       Investment in subsidiaries                            31,212,000          22,411,000
                       Investment securities available-for-sale                 189,000                   -
                       Investment securities held-to-maturity                         -             110,000
                       Due from subsidiaries, net                               105,000             697,000
                       Other assets                                             156,000              89,000
                                                                       ----------------     ---------------

                                Total Assets                           $     32,453,000     $    23,443,000
                                                                       ================     ===============

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (CONTINUED)


NOTE 18. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)

              LIABILITIES AND SHAREHOLDERS' EQUITY
                       Liabilities:
                                Other borrowings                             $        7,673,000      $              -
                                Other liabilities                                       380,000               308,000
                                                                             ------------------      ----------------
                                                  Total Liabilities                   8,053,000               308,000
                                                                             ------------------      ----------------
                       Shareholders' Equity:
                                Preferred Stock                                               -                     -
                                Common Stock                                             23,000                23,000
                                Additional paid in capital                            7,229,000             7,133,000
                                Retained earnings                                    16,975,000            16,045,000
                                Less treasury stock, at cost                           (120,000)             (104,000)
                                Accumulated other comprehensive income                  293,000                38,000
                                                                             ------------------      ----------------
                                         Total Shareholders' Equity                  24,400,000            23,135,000
                                                                             ------------------      ----------------
                                         Total liabilities and shareholders'
                                               equity                        $       32,453,000      $     23,443,000
                                                                             ==================      ================


                  CONDENSED PARENT COMPANY STATEMENTS OF INCOME:
                                                                                1998                1997                1996
                                                                           ------------        ------------        ------------
          Income:
               Dividends from subsidiaries                                 $  1,800,000        $  1,750,000        $  1,436,000
               Interest income                                                   20,000              74,000             171,000
                                                                           ------------        ------------        ------------
                       Total Income                                           1,820,000           1,824,000           1,607,000
                                                                           ------------        ------------        ------------
          Expenses:
               Interest Expense                                                 169,000                --                  --
               Professional fees                                                 46,000              27,000              33,000
               Other                                                             44,000              45,000              31,000
                                                                           ------------        ------------        ------------
                       Total Expenses                                           259,000              72,000              64,000
                                                                           ------------        ------------        ------------
               Income before income tax benefits and equity in
               undistributed net income of subsidiaries                       1,561,000           1,752,000           1,543,000
               Income tax expense (benefits)                                    (73,000)               --                10,000
                                                                           ------------        ------------        ------------
               Income before equity in undistributed net income of
                    Subsidiaries                                              1,634,000           1,752,000           1,533,000
               Equity in undistributed net income of subsidiaries               376,000             203,000             195,000
                                                                           ------------        ------------        ------------
                       Net Income                                          $  2,010,000        $  1,956,000        $  1,728,000
                                                                           ============        ============        ============
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS:
                                                                               1998                 1997             1996
                                                                           ------------        ------------        ------------
      Cash Flows From Operating Activities
               Net income                                                  $  2,010,000        $  1,956,000        $  1,728,000
               Adjustments to reconcile net income to net cash provided
                    by operating activities:
               Compensatory employee stock options recognized                    (1,000)             36,000              43,000
               Amortization of intangible assets                                 28,000              13,000                --
               Equity in undistributed net income of subsidiaries              (376,000)           (203,000)           (195,000)
               (Increase) decrease in due from subsidiaries                     650,000              44,000            (170,000)
               Accretion of discounts on investment securities, net                --               (35,000)            (46,000)
               (Increase) decrease in other assets                             (745,000)             39,000              (1,000)
               Increase in other liabilities                                     25,000              31,000              63,000
                                                                           ------------        ------------        ------------
               Net cash provided by operating activities                      1,591,000           1,881,000           1,422,000

                            ------------------------
           ------------        ------------        ------------


     Cash Flows From Investing Activities
          Purchase of securities                                                     --          (4,967,000)         (5,334,000)
          Proceeds from maturity of securities                                  110,000           7,090,000           5,309,000
          Payments for investments in subsidiary                            (12,636,000)               --            (4,233,000)
          Repayment of investments in subsidiaries                            4,915,000                --                  --
                                                                           ------------        ------------        ------------
              Net cash used in investing activities                          (7,611,000)         (2,111,000)            (25,000)
     Cash Flows From Financing Activities
          Proceeds from long-term debt                                        7,800,000                --                  --
          Repayment of long-term debt                                          (127,000)               --                  --
          Dividends paid                                                       (983,000)           (866,000)         (1,080,000)
          Proceeds from sale of common stock                                     98,000              42,000              14,000
          Purchase of common stock for treasury                                 (16,000)            (20,000)            (84,000)
                                                                           ------------        ------------        ------------
              Net cash provided by (used in) financing activities             6,675,000            (961,000)           (936,000)
                                                                           ------------        ------------        ------------
          Increase (decrease) in cash and cash equivalents                      655,000          (1,190,000)            461,000
     Cash and Cash Equivalents:
              Beginning                                                         136,000           1,326,000             865,000
                                                                           ------------        ------------        ------------
              Ending                                                       $    791,000        $    136,000        $  1,326,000
                                                                           ============        ============        ============
