Form 10QSB
period 1999-03-31
BLACKHAWK BANCORP INC
filed 1999-05-17
CIK 857853

                                   Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from         to
                                                   --------   -------


                         Commission file number 0-18599

                             BLACKHAWK BANCORP, INC.

             (Exact name of registrant as specified in its charter)

                        Wisconsin                          39-1659424
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)
              400 Broad Street                               53511
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

                YES    X                  NO
                      ---                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                        Outstanding at
                   Class of Common Stock                   March 31, 1999
                  -----------------------              ------------------

                      $.01 par value                     2,315,373 shares

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                      Page
                                                                      ----

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Condensed Balance Sheets as of
           March 31, 1999 and December 31, 1998                         3

         Consolidated Condensed Statements of Income for the
           three months ended March 31, 1999 and 1998                   4

         Consolidated Condensed Statements of Shareholders'
           Equity as of March 31, 1999 and December 31, 1998            5

         Consolidated Condensed Statements of Cash Flows for the
           three months ended March 31, 1999 and 1998                 6-7

         Notes to Consolidated Condensed Financial Statements         8-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                    10-14


                             PART II - OTHER INFORMATION


ITEM 6.  A) EXHIBITS                                                   15

         B) REPORTS ON FORM 8-K                                        15

SIGNATURES                                                             16

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


          ASSETS                                          MARCH 31,             DECEMBER 31,
                                                            1999                   1998
                                                        ------------           -----------
Cash and cash equivalents                              $  20,483,000          $  15,973,000
Federal funds sold and other short-term
  investments                                              8,325,000             15,335,000
Securities available for sale                             45,601,000             38,475,000
Securities held to maturity                               17,927,000             21,896,000
Loans, net of allowance for loan losses of
  $1,952,000 and $1,915,000                              169,680,000            176,027,000
Bank premises and equipment, net                           7,411,000              7,483,000
Accrued interest receivable                                1,747,000              1,908,000
Other intangible assets                                    8,069,000              8,152,000
Other assets                                               1,692,000              1,857,000
                                                       -------------          -------------
    Total Assets                                       $ 282,826,000            291,468,000
                                                       =============          =============

          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Non-interest bearing                               $  23,975,000          $  33,110,000
    Interest bearing                                     205,438,000            208,285,000
                                                       -------------          -------------
          Total deposits                                 229,413,000            241,395,000
                                                       -------------          -------------
  Borrowed Funds:
    Short-term borrowings                                  9,306,000              4,576,000
    Other borrowings                                      16,199,000             17,123,000
Accrued interest payable                                     749,000              1,046,000
Other liabilities                                          2,920,000              2,928,000
                                                       -------------          -------------
      Total Liabilities                                  258,587,000            267,068,000
                                                       -------------          -------------

SHAREHOLDERS' EQUITY:
  Preferred stock
    1,000,000 shares, $.01 par value per share
    authorized, none issued or outstanding                        --                     --
  Common stock
    10,000,000 shares, $.01 par value
    per share authorized, 2,291,264 and
    2,285,864 shares issued and outstanding                   23,000                 23,000
  Additional paid-in capital                               7,122,000              7,099,000
  Employee stock options earned                              130,000                130,000
  Retained Earnings                                       17,009,000             16,975,000
  Treasury Stock                                            (120,000)              (120,000)
  FASB 115 Adjustment                                         75,000                293,000
                                                       -------------          -------------

    Total Shareholders' Equity                            24,239,000             24,400,000
                                                       -------------          -------------
    Total Liabilities and
Shareholders' Equity                                   $ 282,826,000          $ 291,468,000
                                                       =============          =============




       See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                    1999                1998
                                                 ------------         --------
INTEREST INCOME:
  Interest and fees on loans                      $3,848,000         $3,179,000
  Interest on deposits with other banks              110,000             18,000
  Interest on investment securities:
    Taxable                                          684,000            550,000
    Exempt from federal income taxes                 101,000             47,000
  Interest on federal funds sold
    and other short-term investments                 164,000             72,000
                                                  ----------         ----------
          Total Interest Income                    4,907,000          3,866,000
                                                  ----------         ----------

INTEREST EXPENSE:
  Interest on deposits                             2,282,000          1,606,000

  Interest on short-term borrowings                   90,000            120,000
  Interest on other borrowings                       244,000            104,000
                                                  ----------         ----------
          Total Interest Expense                   2,626,000          1,830,000
                                                  ----------         ----------

  Net Interest Income                              2,291,000          2,036,000
  Provision for loan losses (Note 3)                 108,000             56,000

  Net Interest Income After
          Provision For Loan Losses                2,183,000          1,980,000
                                                  ----------         ----------

OTHER OPERATING INCOME:
  Gain on sale of loans                              184,000             83,000
  Trust department income                             60,000             62,000
  Service fees                                       459,000            232,000
  Other income                                        53,000            134,000
                                                  ----------         ----------
          Total Other Operating Income               756,000            511,000
                                                  ----------         ----------

OTHER OPERATING EXPENSES:
  Salaries and employee benefits                   1,241,000            919,000
  Occupancy expense of bank premises, net            175,000            146,000
  Furniture and equipment                            189,000            101,000
  Data processing                                    167,000            141,000
  Intangible amortization                            145,000             47,000
  Other operating expenses                           518,000            396,000
                                                  ----------         ----------
          Total Other Operating Expenses           2,435,000          1,750,000
                                                  ----------         ----------

  Income Before Income Taxes                         504,000            741,000

  Provision for income taxes                         193,000            252,000
                                                  ----------         ----------

  Net Income                                      $  311,000         $  489,000
                                                  ==========         ==========

  Earnings Per Share                              $      .14         $      .21
                                                  ==========         ==========

  Fully diluted earnings per share                $      .13         $      .20
                                                  ==========         ==========

  Dividends Per Share                             $      .12         $      .10
                                                  ==========         ==========



       See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                     THREE MONTHS        TWELVE MONTHS
                                                       ENDED                  ENDED
                                                      MARCH 31,           DECEMBER 31,
                                                        1999                  1998
                                                     ----------            ---------
Common Stock:
  Balance at beginning of period                   $     23,000          $     23,000
  Stock options exercised                                    --                    --
                                                   ------------          ------------
  Balance at end of period                               23,000                23,000

Additional Paid-in Capital:
  Balance at beginning of period                      7,099,000             7,002,000
  Stock options exercised                                23,000                97,000
  Balance at end of period                            7,122,000             7,099,000
                                                   ------------          ------------

Employee Stock Options Earned:
  Balance at beginning of period                        130,000               131,000
  Unearned employee compensation                             --                (1,000)
                                                   ------------          ------------
  Balance at end of period                              130,000               130,000
                                                   ------------          ------------

Retained Earnings:
  Balance at beginning of period                     16,975,000            16,045,000
  Net income                                            311,000             2,010,000
  Dividends declared on common stock                   (277,000)           (1,080,000)
                                                   ------------          ------------
  Balance at end of period                           17,009,000            16,975,000
                                                   ------------          ------------

Treasury Stock, at cost:
  Balance at beginning of period                       (120,000)             (104,000)
  Purchase                                                   --               (16,000)
                                                   ------------          ------------
  Balance at end of period                             (120,000)             (120,000)
                                                   ------------          ------------

Accumulated other comprehensive income:
  Balance at beginning of period                        293,000                38,000
  Other comprehensive income, net of taxes             (218,000)              255,000
                                                   ------------          ------------
  Balance at end of period                               75,000               293,000
                                                   ------------          ------------



Total Shareholders' Equity                         $ 24,239,000          $ 24,400,000
                                                   ============          ============




       See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           1999                  1998
                                                        -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $    311,000          $    489,000

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Compensatory options recognized                             --                 9,000
    Provision for loan losses                              108,000                56,000
    Provision for depreciation and
      Amortization                                         307,000               161,000
    Amortization of premiums (accretion
     Discounts) on investment securities, net               38,000               (33,000)
   (Gain) on sale of loans                                (184,000)              (83,000)
    Loans originated for sale                          (20,077,000)           (4,633,000)
    Proceeds from sale of loans                         22,732,000             4,128,000
    Change in assets and liabilities:
      (Increase) decrease in other assets                  165,000            (1,143,000)
    (Increase) decrease in accrued
        interest receivable                                161,000               730,000
      Increase (decrease) in accrued
        interest payable                                  (297,000)             (138,000)
      Increase (decrease) in other
        Liabilities                                         (8,000)              593,000
                                                      ------------          ------------
           Net cash provided by operating
             Activities                                  3,256,000               136,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of available-
    for-sale securities                                  4,643,000               547,000
  Purchase of available-for-sale securities            (12,022,000)           (7,087,000)
  Proceeds from maturity of investment
    Securities                                           6,270,000             3,210,000
  Purchase of investment securities                     (2,304,000)             (530,000)
  Decrease in federal funds sold and
    other short-term investments, net                    7,010,000             5,061,000
  Loans originated, net of
    principal collected                                  6,239,000               860,000
  Purchase of bank premises and equipment                 (152,000)              (97,000)
                                                      ------------          ------------
    Net cash provided by (used in)
      investing activities                               9,684,000             1,964,000
                                                      ------------          ------------



       See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED
                                                                       MARCH  31
                                                                1999                  1998
                                                             -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised                                  $     23,000          $     28,000
  Net (decrease) in deposits                                (11,982,000)             (433,000)
  Net increase (decrease) in borrowed
    Funds                                                     3,806,000            (1,121,000)
  Cash dividends paid                                          (277,000)             (252,000)
  Purchase of common stock for Treasury                              --               (16,000)
        Net cash (used in)
          financing activities                               (8,430,000)           (1,794,000)
                                                           ------------          ------------
  Net increase (decrease) in cash and
    cash equivalents                                          4,510,000               306,000


CASH AND CASH EQUIVALENTS:
  Beginning                                                  15,973,000             8,680,000
                                                           ------------          ------------

  Ending                                                   $ 20,483,000          $  8,986,000
                                                           ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
    Interest                                               $  2,913,000          $  1,968,000
    Income taxes                                           $    274,000          $    228,000

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
  ACTIVITIES:
  Other assets acquired in settlement of
    loans                                                  $    185,000          $     74,000








      See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
Note 1.   General:

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

          In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of March 31, 1999 and December 31, 1998, the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998.

          The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Non-Performing Loans

          Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:



                                             MARCH 31                   DECEMBER 31
                                   ----------------------------         -----------

                                     1999                1998                1998
                                   ---------           --------            -------

Impaired loans                    $  957,000         $  526,000         $1,479,000
Non-accruing loans                 1,014,000            772,000            857,000
Past due 90 days or more
   and still accruing                598,000            402,000            240,000
                                  ----------         ----------         ----------

Total non-performing loan         $2,569,000         $1,700,000         $2,576,000
                                  ==========         ==========         ==========

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (CONTINUED)
Note 3:  Allowance For Loan Losses

         A summary of transactions in the allowance for loan losses is as follows:

                                               THREE MONTHS ENDED
                                                  MARCH 31
                                                  --------

                                               1998         1998
                                               ----         ----
         Balance at beginning of
           period                          $1,915,000    $1,523,000
         Provision charged to expense         108,000        47,000
         Loans charged off                     86,000       106,000
         Recoveries                            15,000         5,000
                                            ---------     ---------
         Balance at end of period          $1,952,000    $1,469.000
                                           ==========    ==========


Note 4.   Future Accounting Change

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

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of March 31, 1999 and December 31, 1998 and the consolidated condensed statements of income for the three months ended March 31, 1999 and 1998. This information is not meant to be a substitute for the balance sheets and income statements.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1999 was approximately $311,000 compared to $489,000 for the similar period in 1998. The discussion that follows will provide information about the various areas of income and expense that resulted in the aforementioned results.

                          THREE MONTHS ENDED MARCH 31

For the three months ended March 31, 1999, interest income was $4,907,000 compared to $3,866,000 for the same period in 1998. This increase of approximately 26.9%, $1,041,000, was primarily the result of increased volume attributable to the acquisition of First Financial Bancorp in September, 1998.

Interest and fees on loans increased to $3,848,000 in the three months ended March 31, 1999 compared to $3,179,000 in same period of 1998. Interest from real estate loans, the largest part of loan interest, also contributed the most the increase. This was the result of increased volumes, being partially offset by lower yields. A substantial portion of the real estate portfolio earns interest at a variable rate, therefore has been affected by the lower overall rate environment. Commercial loan interest income increased almost entirely to additional volume. Income from consumer loans, including home equity, credit cards, and installment loans, increased due to higher volumes.


Investment income on taxable securities increased nearly $134,000 in the first three months of 1999 compared to 1998, $684,000 and $550,000 respectively. This increase was the result of increased volumes partially offset by lower yields. The volume increase was again the result of the First Financial transaction. Income from tax exempt securities increased by 114.9%, $101,000 in 1999 compared to $47,000 in the same period in 1998. This was the result of a shift from U.S. Treasury and Agency securities to municipal securities. This shift was to take advantage of relatively good spreads on municipal securities compared to treasury and agency bonds.

Interest from fed funds sold and other short-term investments increased substantially to $164,000 in 1999 from $72,000 in 1998. The increased volume in fed funds sold, an average balance of $15.8 million in 1999 compared to $7.1 million in 1998, was the primary reason for the increased income in this category. This excess liquidity was the result of real estate loan payoffs and security maturities. Late in the first quarter and early second quarter of 1999, this excess liquidity has been invested in either longer-term securities or the loan portfolio.

Interest paid on deposits increased to $2,282,000 in the three months ended March 31, 1999. This was an increase of 42.1%, or $676,000 when compared to the same period in 1998. Average deposits increased due to the First Financial acquisition and growth in non-interest bearing demand accounts. The average rate paid on deposits decreased when comparing 1999 to 1998, but not in the same magnitude as earning assets. The actions of the Federal Reserve will continue to affect the level and direction of interest rates in the future.

Interest on short-term borrowings decreased to $90,000 from $120,000 in 1999, or a decrease of $30,000 or 25.0%. Both repurchase agreements and fed funds purchased had a lower average balance in 1999 compared to 1998. The interest rates paid also decreased in 1999 compared to 1998.

Other borrowings are represented by Federal Home Loan Bank ("FHLB") advances and borrowings with a third-party bank in part to finance the First Financial acquisition. Average borrowings from the FHLB increased to $8.7 million from $6.7 million in 1998. The average rate on the borrowings decreased because of favorable advance rates taken in 1998 and the addition of First Financial advances, which had a lower relative rate. As a result of these items the interest cost of the other borrowings category was approximately $140,000 more in 1999 than in 1998.

The provision for loan loss was $108,000 for the three months in 1999 compared to $56,000 in 1998. It is management's opinion that this amount is an adequate provision.

Total other operating income increased to $756,000 from $511,000 for the three months ended March 31, 1999 and 1998 respectively. Gain on sale of loans in the first quarter of 1999 was $184,000 compared to $83,000 in 1998. As fixed mortgage rates remain relatively low, the activity in this area continues to be robust. All fixed rate loans originated are sold. Service fees increased to nearly $459,000 in 1999 from $232,000 in 1998. Most of this amount results from checking account fees. The increase was due to an increased number of accounts and an increased fee schedule. Other income in the three months ended March 31, 1997 was $53,000 compared to $134,000 in the comparable period of 1996.

Total other operating expenses increased approximately $685,000 to $2,435,000 from $1,750,000. The increases in other operating expense are mostly attributable to the First Financial acquisition. The Bank also opened a new branch in the Roscoe, Illinois market, late in the first quarter of 1998, which will affect other operating expenses, until the branch reaches the break-even point. Currently, this location is closer to the break-even point, then originally planned.

Income taxes decreased to $193,000 from $252,000. This decrease was due to a lower amount of income before taxes and a higher effective tax rate, 38.3% and 34.0%, 1999 and 1998 respectively. This higher effective rate is primarily the result of higher non-deductible amortization expenses, attributable to the purchase method of accounting the Company has used for its acquisitions.


                             BALANCE SHEET ANALYSIS

This analysis of the Company's financial position is comparing March 31, 1999 to December 31, 1998. Total assets were $282.8 million compared to $291.5 million, March 31, 1999 and December 31, 1998, respectively. This represents an decrease of approximately 3.0%.

Net loans were $169.7 million on March 31, 1999 and $176.0 million on December 31, 1998, an decrease of $6.3 million or 3.6%. Real estate loans experienced the largest decline as the consumer continues to take advantage of low fixed mortgage rates. These fixed rate mortgages generally have a longer maturity date, therefore the Company sells these mortgages into the secondary loan market. Commercial and consumer loans have increased since December 31, 1998. During the second quarter of 1999, loan demand, especially for commercial mortgages, has increased. Loan demand will be greatly affected by future changes in overall interest rates, as customers have become more price sensitive.

Allowance for loan losses was $1.95 million at March 31, 1999 compared to $1.92 million at December 31, 1998. As of March 31, 1999, non-performing loans totaled $2.6 million compared to $2.6 million at December 31, 1998. Management believes that the allowance is adequate at this time.

Bank premises and equipment was $7.4 million at March 31, 1999 compared to $7.5 million at December 31, 1998. This decrease was primarily the depreciation of buildings and equipment with no major purchases.

The reduction of deposits discussed below were funded in part by a reduction in fed funds sold and other short term investments. As of March 31, 1999 fed funds sold and other short-term investments were $8.3 million compared to $15.3 million at December 31, 1998. Securities available for sale were $45.6 million at March 31, 1999 compared to $38.5 million at December 31, 1998. Securities held to maturity were $17.9 million compared to $21.9 million, March 31, 1999 and December 31, 1998, respectively.

Total deposits were $229.4 million at March 31, 1999 compared to $241.4 million at December 31, 1998. Non-interest bearing deposits were approximately $9.1 million lower on March 31, 1999 than December 31, 1998, $24.0 million and $33.1 million, respectively. Several commercial customers have historically increased their demand deposit balances at year end. As a result, subsequent reporting dates typically have balances lower than year-end. Interest bearing deposits were down slightly, $205.4 million at March 31, 1999 and $208.3 million at December 31, 1998. Competition for deposit dollars continues to be intense. As a result, dramatic growth of interest-bearing deposits is not anticipated during the balance of 1999.

Other borrowings, the main component of which is long-term borrowings incurred in part to complete the First Financial acquisition, was $16.2 million at March 31, 1999 compared to $17.1 million at December 31, 1998. Also part of other borrowings are advances from the FHLB. The advances were used to fund some loans in the past and to also provide liquidity. The use of FHLB advances in the future will depend on the Bank's need for funds and the rates at which they may be obtained.

The company continues to maintain an excellent capital position regardless of the measurement used. The following table shows three different measurements as of March 31, 1999 and December 31, 1998, and the regulatory requirement, if any. Management does not anticipate the need for additional capital resources in the near future.


                                              MARCH 31,              DECEMBER 31,            REGULATORY
                                               1999                    1998
                                               ----                    ----
     REQUIREMENTS
     ------------
Leverage capital ratio                         6.24%                   6.00%                     3.00%

Tier I capital as a percent
  of risk-based assets                         6.23%                   8.36%                     4.00%

Total capital as a percent
  of risk-based assets                         9.46%                   9.31%                     8.00%


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

The liquidity needs of the Company primarily consist of payment of dividends to its shareholders and a limited amount of expenses. The sources of funds to provide this liquidity are cash balances, dividends from the Bank, and a line of credit with a third-party bank. Certain restrictions are imposed upon the Bank which could limit its ability to pay dividends if it did not have net earnings in the future. The Company maintains adequate liquidity to pay its expenses.

Off-Balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $21.6 million as of March 31, 1999. This compares to $33.7 million at December 31, 1998. The bank historically funds off-balance sheet commitments with its primary sources of funds, and management anticipates that this will continue.

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



    System            Awareness   Assessment   Renovation    Validation
    General
    Ledger            Complete    Complete     Complete     Complete
    Loan
    System            Complete    Complete     Complete     Complete
    Deposit
    System            Complete    Complete     Complete     Complete
    Item
    Capture           Complete    Complete     Complete     Complete
    Hardware          Complete    Complete     In Process   June '99
    Individual
    Loan
    Customers         Complete    Complete     Basis        Ongoing

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

ITEM 6.   B)REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first quarter of 1999.

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


                                               Blackhawk Bancorp, Inc.
                                               -----------------------
                                                   (Registrant)



Date:  May 14, 1999                            /s/Dennis M. Conerton
                                               ---------------------
                                               Dennis M. Conerton
                                               President and
                                               Chief Executive Officer



Date:  May 14, 1999                            /s/ Jesse L. Calkins
                                               --------------------
                                               Jesse L. Calkins
                                               Senior Vice President
                                               (Chief Financial and
                                                Accounting Officer)

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