Form 10KSB/A
period 1998-12-31
BLACKHAWK BANCORP INC
filed 1999-05-28
CIK 857853

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

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

                   Index of Exhibits on Page 25. Page 1 of 51.

                             BLACKHAWK BANCORP, INC.

                         FORM 10-KSB - TABLE OF CONTENTS


                                   PART I PAGE

Item 1 Business.............................................................  3

Item 2 Properties...........................................................  8

Item 3 Legal Proceedings....................................................  8

Item 4 Submission of Matters To a Vote of
      Security Holders......................................................  8

PART II

Item 5 Market for the Registrant's Common Stock and
      Related Stockholder Matters...........................................  8

Item 6 Management's Discussion and Analysis of
       Financial Condition and Results of
      Operations............................................................  8

Item 7 Financial Statements and Supplemental Data........................... 13

Item 8 Changes in and Disagreements with
       Accountants on Accounting and Financial
      Disclosure............................................................ 22

PART III

Item 9 Directors and Executive Officers of the
      Registrant............................................................ 22

Item 10 Executive
      Compensation.......................................................... 22

Item 11 Security Ownership Of Certain Beneficial
      Owners and Management................................................. 22

Item 12 Certain Relationships and Related
      Transactions.......................................................... 22

PART IV

Item 13 Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K................................................... 22

Signatures.................................................................. 23

                                     PART I

ITEM 1 BUSINESS

GENERAL. Blackhawk Bancorp, Inc., (the "Company"), was incorporated under the laws of the state of Wisconsin in November 1989. The Company owns and operates a subsidiary financial institution, Blackhawk State Bank ("Bank"), located in Beloit, Wisconsin.

The Bank is a Wisconsin-chartered commercial bank operating five branches in the Greater Beloit Area, three free-standing branches and two in-store branches. Six additional free-standing branches are in the following cities: Belvidere (2), Oregon (1), Rochelle (1), Rockford (1) and Roscoe (1). The Bank has three wholly owned subsidiaries. Nevahawk Investment, Inc. ("Nevahawk") is an investment subsidiary located in Las Vegas, Nevada. RSL, Inc., a second subsidiary whose activities include the sale of mutual funds and annuities, and in turn owns Midland Acceptance Corporation ("MAC"), a consumer finance company that has offices in Rochelle and Rockford, Illinois. First Financial Services, Inc. ("FFSI"), the third subsidiary, sells, on an agency basis, mortgage-related insurance products and a variety annuity products.

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

EXECUTIVE OFFICERS

                      NAME AND AGE             PRINCIPAL OCCUPATION
                      ------------             --------------------
                  Dennis M. Conerton, 48    President and Chief Executive
                                            Officer of the Company and
                                            of the Bank. Prior thereto,
                                            Vice President-Controller,
                                            Regal-Beloit Corporation.

                  James P. Kelley,  55      Executive Vice President and
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

ITEM 2.  PROPERTIES

         On December 31, 1998, the Company had eleven locations, of which three were leased. All of these offices are considered by management o be well maintained and adequate for the purpose intended. See the Notes to Consolidated Financial Statements included under Item 7 of this document for further information on properties.

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


                                     PART II

         ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATE STOCKHOLDERS MATTERS

         As of March 23, 1999 there were 372 Registered Stockholders. Information in response to this item is found on page of this report. A able listing the declaration of dividends is found on page 28 of the Company's Annual Report, and is incorporated herein by reference.

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

Other Borrowings

Other borrowings increased to $21.7 million in 1998 versus $17.1 in 1997. The majority of this growth was the result of borrowings of $7.8 million used in part to finance the acquisition of Belvidere. Approximately, $6.0 million of this borrowing is at a fixed rate, requiring principal and interest payments of approximately $900,000 per year for five years. An additional $1.8 million bears interest at a variable rate based upon the monthly LIBOR rate. At the end of five years, both parts of the loan are due. At the Company's discretion, part or all of variable portion could be converted to the fixed rate or paid without penalty. This loan is secured with the stock of the Bank. Other long-term borrowings also increased as a result of additional Federal Home Loan Bank (OFHLBO) borrowings and FHLB borrowings assumed in the Belvidere acquisition. The Bank took additional FHLB borrowings early in 1998 to meet current and projected liquidity needs.

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

Capital
Total shareholders' equity as of December 31, 1998 increased 5.5% to $24.4 million as compared to $23.1 million as of December 31, 1997. Internal growth in the form of increased net income was the biggest factor for this increase. Also contributing to the increase, to a lesser extent, was the exercising of stock options by employees and an increase in the adjustment for Financial Accounting Standard 115. Tier I capital ratio, total capital ratio and Tier I leverage ratio were 8.36%, 9.31% and 6.00%, respectively, at December 31, 1998 compared to 15.26%, 16.35% and 10.99%, respectively, at December 31, 1997. The change in these ratios, between years, reflects the effect of the Belvidere acquisition in which the Company chose to leverage its capital to complete the transaction. The Company still exceeds all regulatory requirements regarding capital as the regulatory requirement for Tier I capital as a percent of assets is 4.0% and for total capital as a percent of risk based assets is 8.00%.

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

Private Securities Litigation Reform Act of 1995
When used in this report, the words "believes," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those described in the forward-looking statements. Factors which could cause such a variance to occur include, but are not limited to, changes in interest rates, levels of consumer bankruptcies, customer loan and deposit preferences, and other general economic conditions

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Incorporated by reference to pages 28 through 49 of this report on Form 10-KSB.

Following are supplemental data tables of the Company:
TABLE 1 RATE/VOLUME ANALYSIS
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


TABLE 6
MATURITY OF INVESTMENT SECURITIES
December 31, 1998

                                  Within                After One but          After Five but
                                 One Year               Within Five Years      Within Ten Years
                                  Amount     Yield      Amount      Yield      Amount     Yield
Available-for-Sale
US Treasury                           504    6.06%            0     0.00%            0    0.00%
US Government Agency                3,453    5.47%       12,138     5.74%        2,048    6.25%
Tax-exempt obligations                  0    0.00%          161     5.93%            0    0.00%
Other securities                    7,193    5.54%        1,010     5.92%            0    0.00%



                                                                     No Fixed
                                     After Ten Years        Total    Maturity
                                     Amount      Yield     Amount     Yield      Amount      Yield
Available-for-Sale
US Treasury                                0     0.00%           0    0.00%          504      6.06%
US Government Agency                   9,872     6.21%           0    0.00%       27,511      5.91%
Tax-exempt obligations                     0     0.00%           0    0.00%          161      5.93%
Other securities                           0     0.00%       2,094    5.83%       10,297      5.63%

Total                          11,150    5.54%     13,309     5.75%      2,048    6.25%       9,872     6.21%      2,094    5.83%


Held-to-Maturity
US Treasury                     2,992    7.57%      2,005     6.03%          0    0.00%           0     0.00%          0    0.00%
US Government Agency                0    0.00%        500     5.38%        502    5.80%       7,872     6.95%          0    0.00%
Tax-exempt obligations            235    4.70%      5,567     4.22%      2,223    4.38%           0     0.00%          0    0.00%
Other securities                    0    0.00%          0     0.00%          0    0.00%           0     0.00%          0    0.00%

Total                           3,227    7.36%      8,072     4.74%      2,725    4.64%       7,872     6.95%          0    0.00%

Grand Total                    14,377    5.95%     21,381     5.37%      4,773    5.33%      17,744     6.54%      2,094    5.83%



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
                                                  =====================================



TABLE 11


Interest Rate Risk Analysis
                                                       Two-        Four-        Seven-       Ten-        Over
December 31, 1998                           One        three        six          nine       twelve       one
(in thous)                                 Month       months      months       months      months       year        Total
----------------------------------------------------------------------------------------------------------------------------
Federal funds sold and
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


Selected Equity Ratios
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


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III
ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

a) Directors of the registrant. The information that will appear under "Election of Directors" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 19, 1999 is incorporated herein by this reference.

b) Executive officers of the Registrant. The information presented in Item I of this report is incorporated herein by this reference.

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

a)  Documents Filed:

1 and 2. Financial Statements. See the following "Index to Financial Statements," which is incorporated herein by this reference.

3     Exhibits. See "Exhibit Index" which is incorporated herein by this reference.

b) Reports On Form 8-K:
      There were no reports filed on Form 8-K during the fourth quarter of 1998.

         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

                                       Blackhawk Bancorp, Inc.




                                       By /s/ James P. Kelley
                                          --------------------------

                                       James P. Kelley

                                       Executive Vice President and
                                           Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 1999.



Principal Executive Officer and Director:
  Director, President and                      /s/ Dennis M Conerton
Chief Executive Officer                        ---------------------------------
                                               Dennis M. Conerton, President and
Chief Executive Officer


Principal Financial Officer, Accounting
  Officer and Director:                        /s/ Jesse L Calkins
                                               ---------------------------------
                                               Jesse L. Calkins,
                                               Senior Vice President
                                               Treasurer and Chief Financial
                                               Officer


Directors:


/s/ John B. Clark                               /s/ James P. Kelley
-------------------------------                 --------------------------------
    John B. Clark                                   James P. Kelley

/s/ H. Daniel Green                             /s/ Fred Klett
-------------------------------                 --------------------------------
    Dr. H. Daniel Green                             Fred Klett

/s/ Charles Hart                                /s/ George Merchant
-------------------------------                 --------------------------------
    Charles Hart                                    George Merchant

/s/ Kenneth A Hendricks                         /s/ Roger Taylor
-------------------------------                 --------------------------------
    Kenneth A. Hendricks                            Roger Taylor

                             BLACKHAWK BANCORP, INC.

         Index To Financial Statements And Financial Statement Schedules

The following Consolidated Financial Statements of the Blackhawk Bancorp, Inc. are located in Item 7 of this 10-KSB. 10-KSB page as indicated:

                                                                          Annual
                                                                    Report Pages
                                                                    ------------
Report of Independent Public Accountants............................30

Consolidated Balance Sheets - December 31, 1998
  and 1997 .........................................................31

Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996 .................................32

Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 1998, 1997 and 1996..................33

Consolidated Statements of Cash Flows for the years
  ended December 31, 1998, 1997 and 1996 ...........................34

Notes to the Consolidated Financial Statements......................35-49

                             Blackhawk Bancorp, Inc.
                                Exhibit Index To
                        1998 Annual Report on Form 10-KSB

                                                                                               Filed
Exhibit                                            Incorporated Herein                         Here-            Page
Number          Description                        By Reference To:                            with             No.
------          -----------                        ----------------                            ----             ---

3.1             Amended and Restated               Exhibit 3.1 to
                Articles of Incorporation          Amendment No. 1 to Registration
                of Blackhawk Bancorp, Inc.         Statement on Form S-1(Reg. No.
                                                   33.32351)

3.2             By-Laws of Blackhawk               Exhibit 3.2 to Amendment No. 1
                Bancorp, Inc., as                  to Registration Statement on Form
                amended.                           S-1


3.3             Amendments to By-Laws              Exhibit 3.3 to 1994 Form 10-KSB  dated
                of Blackhawk Bancorp,              March 29, 1995
                Inc., as amended.

3.4             Amendments to By-Laws  of          Exhibit 3.4 to 1994 Form 10-KSB  dated
                Blackhawk Bancorp, Inc., as        March 29, 1995.
                amended.

4.1             Sections 15 and 19 of Plan         Exhibit 1.2  to Amendment No. 1
                of Conversion of Beloit            to Registration Statement on
                Savings Bank, as amended           Form-1 (No. 33-32351) filed on March
                                                   5, 1990.

10.12           Blackhawk State Bank               Exhibit 10.12 to 1996 Form 10-KSB,
                Officer Bonus Plan, as             dated March 28, 1997
                amended

10.2            Written description of Plan        Proxy Statement for its Annual
                for Life Insurance of              Meeting of Stockholders, on  May 8,
                Blackhawk State Bank               1991, dated April 4, 1991


10.3            Blackhawk Bancorp, Inc.            Exhibit 10.3  to 1990 Form 10-K,
                Employee Stock Ownership           dated March 31, 1990
                Plan

10.31           Amendment to Blackhawk             Exhibit 10.31 to 1994 Form 10-KSB,
                Bancorp, Inc. Employee             dated March 29, 1995
                Stock   Ownership Plan

10.4            Blackhawk Bancorp, Inc.            Exhibit 10.4 to Amendment No. 1
                Employee Stock                     to Registration Statement Form
                Ownership Trust                    S-1 (No. 33-32351)


                                                   Incorporated Herein                         Filed
Exhibit                                            By Reference To:                            Here-            Page
Number          Description                        -------------------                         with             No.
------          -----------                                                                    ----             ---
10.5            Blackhawk Bancorp, Inc.            Exhibit 10.5 to Amendment No. 1
                Directors' Stock  Option Plan      to Registration Statement Form
                                                   S-1 (No. 33-32351)


10.6            Blackhawk Bancorp, Inc.            Exhibit 10.6 to Registration
                Executive Stock Option Plan        Statement Form S-1 (No. 33-32351)


10.7            Form of Severance  Payment         Exhibit 10.8 to Amendment No. 1
                Agreement entered into             to Registration Statement Form
                between Blackhawk State            S-1 (No. 33-32351)
                Bank and Messrs. Calkins,
                Kelley and Rusch

10.71           Form of Severance Payment          Exhibit  10.8  to  1994  Form  10-KSB,
                Agreement entered into             dated March 29, 1995
                between Blackhawk State
                Bank and Mr. Conerton

10.8            Blackhawk Bancorp, Inc.            Exhibit 10.9 to 1994 Form 10-KSB,
                Directors' Stock Option Plan       dated March 29, 1995

                Blackhawk Bancorp, Inc.            Proxy Statement for its Annual
10.9            Executive Stock Option Plan        Meeting of Stockholders on May 13,
                                                   1998, dated April 2, 1998

13              1998 Annual Report To              Proxy Statement for its Annual
                Stockholders                       Meeting of Stockholders on May 19,
                                                   1999, dated April 3, 1999

22              Subsidiaries of
                Registrant

23              Proxy Statement for its
                Annual Meeting of
                Stockholders on May 19, 1999
                                                                                                    X           27


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

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
Blackhawk Bancorp, Inc.
Beloit, WI 53511


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




/s/ Wipfli Ullrich Bertelson LLP

Wipfli Ullrich Bertelson LLP
January 21, 1999
Green Bay, Wisconsin

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                          1998             1997
                                                                                          ----             ----
ASSETS
Cash and cash equivalents                                                           $    15,973,000   $   8,680,000
Federal Funds sold and other short-term investments                                      15,335,000       8,889,000
Securities:
    Available-for-sale                                                                   38,475,000       9,488,000
    Held-to-maturity                                                                     21,896,000      28,920,000
Loans held for sale                                                                       4,362,000       1,024,000
Loans, net of allowance for loan losses of  $1,915,000 in 1998 and $1,523,000 in        176,027,000     135,750,000
1997
Bank premises and equipment, net                                                          7,483,000       4,353,000
Accrued interest receivable                                                               1,908,000       1,467,000
Other intangible assets                                                                   8,152,000       1,850,000
Other assets                                                                              1,857,000       1,555,000
                                                                                    ---------------   -------------
    Total Assets                                                                    $   291,468,000   $ 201,976,000
                                                                                    ===============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits:
        Non-interest bearing                                                        $    33,110,000   $  19,572,000
        Interest Bearing                                                                208,285,000     139,479,000
                                                                                    ---------------   -------------
             Total Deposits                                                             241,395,000     159,051,000
                                                                                    ---------------   -------------
    Borrowed funds:
        Short-term borrowings                                                             4,576,000      12,231,000
        Long-term borrowings                                                             17,123,000       4,850,000
                                                                                    ---------------   -------------
             Total Borrowed Funds                                                        21,699,000      17,081,000
                                                                                    ---------------   -------------
    Accrued interest payable                                                              1,046,000         892,000
    Other liabilities                                                                     2,928,000       1,817,000
                                                                                    ---------------   -------------
             Total Liabilities                                                          267,068,000     178,841,000
                                                                                    ---------------   -------------
SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value per share; authorized
        1,000,000 shares; issued, none                                                            -               -
    Common stock, $.01 par value per share; authorized
        10,000,000 shares; issued 2,313,373 in 1998 and 2,296,414 in 1997                    23,000          23,000
    Additional paid in capital                                                            7,099,000       7,002,000
    Employee stock options earned                                                           130,000         131,000
    Retained earnings                                                                    16,975,000      16,045,000
    Less 10,324 and 9,278 shares of treasury stock, at cost,
        at December 31, 1998 and 1997, respectively                                        (120,000)       (104,000)
    Accumulated other comprehensive income                                                  293,000          38,000
                                                                                    ---------------   -------------
        Total Shareholders' Equity                                                       24,400,000      23,135,000
                                                                                    ---------------   -------------
        Total Liabilities and Shareholders' Equity                                  $   291,468,000   $ 201,976,000
                                                                                    ===============   =============

See Notes to Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                          1998            1997             1996
                                                                          ----            ----             ----

Interest Income:
   Interest and fees on loans                                        $  13,975,000   $   11,597,000   $    8,777,000
   Interest on securities:
      Taxable                                                            2,482,000        2,433,000        2,123,000
      Exempt from federal income taxes                                     265,000          152,000          221,000
   Interest on federal funds sold and other short-term investments         604,000          126,000          202,000
                                                                     -------------   --------------   --------------
      Total interest income                                             17,326,000       14,308,000       11,323,000
                                                                     -------------   --------------   --------------

Interest Expense:
   Interest on deposits                                                  7,569,000        5,931,000        4,578,000
   Interest on short-term borrowings                                       364,000          612,000          643,000
   Interest on long-term borrowings                                        621,000          177,000          173,000
                                                                     -------------   --------------   --------------
      Total interest expense                                             8,554,000        6,720,000        5,394,000
                                                                     -------------   --------------   --------------
      Net interest income                                                8,772,000        7,588,000        5,929,000

Provision for loan losses                                                  315,000          192,000          145,000
      Net interest income after provision for loan losses                8,457,000        7,396,000        5,784,000
Other Operating Income:
   Trust department income                                                 201,000          168,000          122,000
   Service charges and fees                                              1,096,000          897,000          569,000
   Loan servicing fees                                                     286,000           95,000                -
   Gain on sale of loans                                                   443,000           65,000           75,000
   Other income                                                            473,000          311,000          240,000
                                                                     -------------   --------------   --------------
      Total other operating income                                       2,499,000        1,536,000        1,006,000
                                                                     -------------   --------------   --------------

Other Operating Expenses:
   Salaries and wages                                                    3,352,000        2,436,000        1,768,000
   Employee benefits                                                       648,000          631,000          437,000
   Occupancy expense, net                                                  588,000          426,000          309,000
   Furniture and equipment                                                 522,000          329,000          350,000
   Data processing                                                         542,000          445,000          320,000
   Professional fees                                                       169,000          342,000          199,000
   Advertising and marketing                                               171,000          139,000          113,000
   Amortization of intangible assets                                       358,000          137,000                -
   Other operating expenses                                              1,407,000        1,024,000          718,000
                                                                     -------------   --------------   --------------
      Total other operating expenses                                     7,757,000        5,909,000        4,214,000
                                                                     -------------   --------------   --------------
      Income before income taxes                                         3,199,000        3,023,000        2,576,000
   Provision for income taxes                                            1,189,000        1,067,000          848,000
                                                                     -------------   --------------   --------------
        Net Income                                                   $   2,010,000   $    1,956,000   $    1,728,000
                                                                     =============   ==============   ==============

        Basic Earnings Per Share                                     $         .88   $         .86    $          .76
                                                                     =============   =============    ==============
        Diluted Earnings Per Share                                   $         .83   $         .82    $          .73
                                                                     =============   =============    ==============
        Dividends Per Share                                          $         .47   $         .43    $          .38
                                                                     =============   =============    ==============

See Notes to Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                    Additional
                                                         Common       Paid In       Stock       Retained     Treasury
                                                          Stock       Capital      Options      Earnings      Stock

Balance, December 31, 1995                             $  23,000    $ 6,946,000   $  52,000   $14,210,000   $       -
Net Income                                                                                      1,728,000
Other comprehensive (loss)

Total comprehensive income

Principal payments on ESOP loan
Cash dividends declared on common stock, $.38 per                                                (866,000)
share
Purchase of stock for treasury, 7,578 shares at                                                               (84,000)
$11.13 per share
Compensatory employee stock options:
    Recognized                                                                       43,000
    Exercised or expired                                                 14,000
                                                       ---------    -----------   ---------   -----------   ---------

Balance December 31, 1996                                 23,000      6,960,000      95,000    15,072,000    (84,0000
Net Income                                                                                      1,956,000
Other comprehensive income

Total comprehensive income

Principal payments on ESOP loan
Cash dividends declared on common stock, $.43 per                                                (983,000)
share
Purchase of stock for treasury, 1,700 shares at                                                               (20,000)
$11.69 per share
Compensatory employee stock options:
    Recognized                                                                       36,000
    Exercised or expired                                                 42,000
                                                       ---------    -----------   ---------   -----------   ---------

Balance December 31, 1997                                 23,000      7,002,000     131,000    16,045,000    (104,000)
Net Income                                                                                      2,010,000
Other comprehensive income

Total comprehensive income

Cash dividends declared on common stock, $.47 per                                              (1,080,000)
share
Purchase of stock for treasury, 1,046 shares at                                                               (16,000)
$15.00 per share
Compensatory employee stock options:
    Exercised or expired                                                 97,000      (1,000)
                                                       ---------    -----------   ---------   -----------   ---------

Balance, December 31, 1998                             $  23,000    $ 7,099,000   $ 130,000   $16,975,000   $(120,000)
                                                       =========    ===========   =========   ===========   =========






                                                         Accumulated
                                                            Other
                                                        Comprehensive
                                                           Income
                                                       Income (Deficit)    Other       Total
Balance, December 31, 1995                             $        37,000  $ (79,000)  $21,189,000
Net Income                                                                            1,728,000
Other comprehensive (loss)                                     (48,000)                 (48,000)
                                                                                    -----------
Total comprehensive income                                                            1,680,000
                                                                                    -----------
Principal payments on ESOP loan                                            53,000        53,000
Cash dividends declared on common stock, $.38 per                                      (866,000)
share
Purchase of stock for treasury, 7,578 shares at                                         (84,000)
$11.13 per share
Compensatory employee stock options:
    Recognized                                                                           43,000
    Exercised or expired                                                                 14,000
                                                       ---------------  ---------   -----------

Balance December 31, 1996                                      (11,000)   (26,000)   22,029,000
Net Income                                                                            1,956,000
Other comprehensive income                                      49,000                   49,000
                                                                                    -----------
Total comprehensive income                                                            2,005,000
                                                                                    -----------
Principal payments on ESOP loan                                            26,000        26,000
Cash dividends declared on common stock, $.43 per                                      (983,000)
share
Purchase of stock for treasury, 1,700 shares at                                         (20,000)
$11.69 per share
Compensatory employee stock options:
    Recognized                                                                           36,000
    Exercised or expired                                                                 42,000
                                                       ---------------  ---------   -----------

Balance December 31, 1997                                       38,000          -    23,135,000
Net Income                                                                            2,010,000
Other comprehensive income                                     255,000                  255,000
                                                                                    -----------
Total comprehensive income                                                            2,265,000
                                                                                    -----------
Cash dividends declared on common stock, $.47 per                                    (1,080,000)
share
Purchase of stock for treasury, 1,046 shares at                                         (16,000)
$15.00 per share
Compensatory employee stock options:
    Exercised or expired                                                                 96,000
                                                       ---------------  ---------   -----------

Balance, December 31, 1998                             $       293,000  $       -   $24,400,000
                                                       ===============  =========   ===========

See Notes to Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

CASH FLOWS FROM OPERATING ACTIVITIES                                 1998             1997              1996
                                                                     ----             ----              ----
    Net Income                                                  $   2,010,000    $   1,956,000    $   1,728,000
    Adjustments to reconcile net income to net cash provided
    by (used in)
       operating activities:
          Compensatory employee stock options recognized               (1,000)          36,000           43,000
          Provision for loan losses                                   315,000          192,000          145,000
          Provision for depreciation and amortization                 791,000          476,000          333,000
          Amortization of premiums and (accretion of
          discounts) on
              investment securities, net                              (92,000)        (112,000)         (80,000)
          Gain on sale of property and equipment                            -                -           (3,000)
          Gain on sale of loans                                      (443,000)         (65,000)         (75,000)
          Loans originated for sale                               (34,938,000)     (11,372,000)      (5,329,000)
          Proceeds from sale of loans                              30,127,000       10,654,000        5,164,000
          Change in assets and liabilities:
          Decrease in accrued interest receivable                      62,000            2,000          176,000
          (Increase) decrease in other assets                        (845,000)         565,000         (183,000)
          Increase in accrued interest and other liabilities          209,000           34,000          179,000
                                                                -------------    -------------    -------------
          Net cash provided by (used in) operating activities      (2,805,000)       2,366,000        2,098,000
                                                                -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                            -                -           12,000
    Proceeds from maturity of securities available-for-sale        22,798,000        7,824,000       22,484,000
    Proceeds from maturity of securities held-to-maturity          13,248,000       20,723,000       11,815,000
    Purchase of securities available-for-sale                     (28,892,000)      (6,242,000)     (21,628,000)
    Purchase of securities held-to-maturity                        (4,831,000)     (21,139,000)     )10,873,000)
    Net cash used in acquisitions                                  (7,140,000)        (444,000)               -
    (Increase) decrease in federal funds sold and other
       Short-term investments, net                                  1,579,000       (4,212,000)       7,057,000
    Loans originated, net of principal collected                    5,499,000       (1,077,000)      (4,598,000)
    Purchase of bank premises and equipment                          (848,000)        (298,000)         (73,000)
                                                                -------------    -------------    -------------
       Net cash provided by (used in) investing activities          1,413,000       (4,865,000)       4,196,000
                                                                -------------    --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits                             7,066,000       (3,253,000)      (1,406,000)
    Net increase (decrease) in short-term borrowings               (7,655,000)       4,826,000       (2,275,000)
    Proceeds from long-term borrowings                             10,400,000        3,500,000                -
    Payments on long-term borrowings                                (127,0000         (900,000)      (1,300,000)
    Dividends paid                                                 (1,080,000)        (983,000)        (866,000)
    Proceeds from issuance of common stock                             97,000           42,000           14,000
    Purchase of common stock for treasury                             (16,000)         (20,000)         (84,000)
                                                                -------------    -------------    -------------
       Net cash provided by (used in) financing activities          8,685,000        3,212,000       (5,917,000)
                                                                -------------    -------------    -------------
       Increase in cash and cash equivalents                        7,293,000          713,000          377,000
Cash and cash equivalents:
    Beginning                                                       8,680,000        7,967,000        7,590,000
                                                                -------------    -------------    -------------
    Ending                                                      $  15,973,000    $   8,680,000    $   7,967,000
                                                                =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
       Interest                                                 $   8,849,000    $   7,264,000    $   5,407,000
       Income taxes                                                 1,016,000          341,000          878,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES
    Other assets acquired in settlement of loans                      637,000          292,000          226,000
    Principal payments on ESOP loan                                         -           26,000           53,000
    Purchase of net assets
       Fair value of non cash assets                               83,258,000       45,595,000
       Liabilities assumed                                         78,335,000       45,451,000

See Notes to Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

         PRINCIPLES OF CONSOLIDATION:

             The accompanying consolidated financial statements include the accounts of Blackhawk Bancorp, Inc. and its wholly owned subsidiary, Blackhawk State Bank (Blackhawk) and Blackhawk's wholly owned subsidiaries Nevahawk Investment, Inc., RSL, Inc., Midland Acceptance Corporation, and First Financial Services, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

             The unaudited proforma effect of the transaction had it occurred prior to 1997 is as follows: (dollars in thousands, except per share information)

                                                                     1998          1997
                                                                     ----          ----
                    Net interest income:
                        Blackhawk Bancorp, Inc.                  $    8,772    $    7,588
                        First Financial Bancorp, Inc.                 1,253         1,997
                                                                 ----------    ----------
                        Total                                    $   10,025    $    9,585
                                                                 ==========    ==========
                    Net income:
                        Blackhawk Bancorp, Inc.                  $    2,010    $    1,956
                        First Financial Bancorp, Inc.                 (530)         (613)
                                                                 ----------    ----------
                        Total                                    $    1,480    $    1,343
                                                                 ==========    ==========
                    Basic Earnings per share:
                        Blackhawk Bancorp, Inc.                  $      .88    $      .86
                        First Financial Bancorp, Inc.                 (.24)         (.27)
                                                                 ----------    ----------
                        Total                                    $      .64    $      .59
                                                                 ==========    ==========
                    Diluted earnings per share:
                        Blackhawk Bancorp, Inc.                  $      .83    $      .82
                        First Financial Bancorp, Inc.                 (.22)         (.26)
                                                                 ----------    ----------
                        Total                                    $      .61    $      .56
                                                                 ==========    ==========



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

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

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

         MORTGAGE SERVICING RIGHTS:

             The Company capitalizes the estimated value of mortgage servicing rights through the origination and sale of mortgage loans. When the originated mortgage loans are sold or securitized into the secondary market, the Company allocates the total cost of the mortgage loans between mortgage servicing rights and the loans, based on their relative fair values. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Mortgage servicing rights.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

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

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

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

NOTE 2.  CHANGES IN ACCOUNTING PRINCIPLES

             Effective January 1,1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which was issued in June 1997. In accordance with this statement, the Company reports those items defined as comprehensive income in the statement of changes in shareholders' equity. The adoption of SFAS No. 130 did not have an impact on the Company's financial position or results of operations.

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

         AVAILABLE-FOR-SALE SECURITIES:

                                                                                1998
                                                                                ----
                                                                  Gross Unrealized Gross Unrealized
                                                   Amortized Cost       Gains          (Losses)        Fair Value
                                                   --------------       -----          --------        ----------
              U.S. Treasury Securities             $     500,000    $       4,000   $           -    $     504,000
              U.S. Government Agencies                27,294,000          264,000        (47,000)       27,511,000
              Obligations of states and
                  political subdivisions                 161,000            2,000               -          163,000
              Other Securities                        10,212,000           90,000         (5,000)       10,297,000
                                                   -------------    -------------   ------------     -------------
                                                   $  38,167,000    $     360,000   $    (52,000)    $  38,475,000
                                                   =============    =============   ============     =============


                                                                                1997
                                                                                ----
                                                                  Gross Unrealized Gross Unrealized
                                                   Amortized Cost       Gains          (Losses)        Fair Value
                                                   --------------       -----          --------        ----------
              U.S. Treasury Securities             $   1,251,000    $       2,000   $           -    $   1,253,000
              U.S. Government Agencies                 7,333,000           75,000        (20,000)        7,388,000
              Other Securities                           847,000                                           847,000
                                                   -------------    -------------   ------------     -------------
                                                   $   9,431,000    $      77,000   $    (20,000)    $   9,488,000
                                                   =============    =============   ============     =============

         HELD-TO-MATURITY SECURITIES:
                                                                                1998
                                                                                ----
                                                                  Gross Unrealized Gross Unrealized
                                                   Amortized Cost       Gains          (Losses)        Fair Value
                                                   --------------       -----          --------        ----------
              U.S. Treasury Securities             $    4,997000   $      61,000     $           -   $   5,058,000
              U.S. Government Agencies                 8,874,000          33,000          (12,000)       8,895,000
              Obligations of states and
                  political subdivisions               8,025,000         112,000           (2,000)       8,135,000
                                                   -------------   -------------     ------------    -------------
                                                   $  21,896,000   $     206,000     $    (14,000)   $  22,088,000
                                                   =============   =============     ============    =============

                                                                                1997
                                                                                ----
                                                                  Gross Unrealized Gross Unrealized
                                                   Amortized Cost       Gains          (Losses)        Fair Value
                                                   --------------       -----          --------        ----------
              U.S. Treasury Securities             $  10,191,000   $      97,000     $     (2,000)   $  10,286,000
              U.S. Government Agencies                13,900,000          81,000          (13,000)      13,968,000
              Obligations of states and
                  political subdivisions               4,340,000          23,000           (8,000)       4,355,000
              Other Securities                           489,000                                           489,000
                                                   -------------   -------------     ------------    -------------
                                                   $  28,920,000   $     201,000     $    (23,000)   $  29,098,000
                                                   =============   =============     ============    =============

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

NOTE 3.  SECURITIES (CONTINUED)

             The amortized cost and fair value of securities as of December 31, 1998, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary:


                                                             Available-For-Sale                Held-to-Maturity
                                                             ------------------                ----------------
                                                      Amortized Cost     Fair Value     Amortized Cost    Fair Value
                                                      --------------     ----------     --------------    ----------
                 Due in one year or less              $  10,558,000   $  10,649,000     $   3,727,000   $   3,755,000
                 Due after one year through five
                 years                                   13,756,000      13,766,000        10,921,000      11,021,000
                 Due after five years through ten
                 years                                    2,001,000       2,094,000         2,223,000       2,271,000
                 Mortgage-backed securities               9,838,000       9,872,000         5,025,000       5,041,000
                 Other Securities                         2,014,000       2,094,000                 -               -
                                                      -------------   -------------     -------------   -------------
                                                      $  38,167,000   $  38,475,000     $  21,896,000   $  22,088,000
                                                      =============   =============     =============   =============


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
                                                                                   =============    =============


             Nonperforming loans includes loans which have been categorized by management as impaired and non-accruing because collection of interest is not assured, non-accruing loans (not considered impaired loans) and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning nonperforming loans:

                                                                                        1998              1997
                                                                                        ----              ----
               Impaired Loans                                                      $   1,479,000    $     325,000
               Non-accruing Loans                                                        857,000          664,000
               Past due 90 days or more and still accruing                               240,000           90,000
                                                                                   -------------    -------------
                     Total Non-Performing Loans                                    $   2,576,000    $   1,079,000
                                                                                   =============    =============


             The average balance of loans classified as impaired totaled approximately $634,000 and $405,000 for the years ended December 31, 1998 and 1997, respectively. The allowance for loan losses related to impaired loans amounted to approximately $100,000 and $115,000 at December 31, 1998 and 1997, respectively. Interest income on impaired loans of $47,000, $31,000 and $29,000 was recognized for cash payments received in 1998, 1997 and 1996, respectively.

             The Company has $0 and $133,000 in commitments to loan additional funds to the borrowers of nonperforming loans for the years ended December 31, 1998 and 1997, respectively.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

NOTE 4.  LOANS (CONTINUED)
                The effect on interest income of the non-accruing loans is as follows:


                                                                       1998             1997              1996
                                                                       ----             ----              ----
               Income recognized                                 $      47,000     $      31,000    $      29,000
               Income that would have been recognized in
                   accordance with the original loan terms              76,000            77,000           52,000

               A summary of transactions in the allowance for loan losses is as follows:

               Balance at beginning of year                      $   1,523,000     $   1,186,000    $     929,000
               Acquired allowance for loan losses                      452,000           321,000                -
                                                                 -------------     -------------    -------------
               Adjusted balance at beginning of year                 1,975,000         1,507,000          929,000
               Provision charged to expense                            315,000           192,000          145,000
               Loans charged-off                                      (395,000)         (216,000)        (109,000)
               Recoveries                                               20,000            40,000          221,000
                                                                 -------------     -------------    -------------

                     Balance at End of Year                      $   1,915,000     $   1,523,000    $   1,186,000
                                                                 =============     =============    =============

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


                                                                                             1998             1997
                                                                                             ----             ----
                  Balance at beginning of year                                         $  2,215,000      $  1,910,000
                  Loans acquired                                                                  -           167,000
                                                                                       ------------      ------------
                  Adjusted balance at beginning of year                                   2,215,000         2,077,000
                  New loans                                                               4,299,000         4,909,000
                  Principal repayments                                                   (3,317,000)       (4,771,000)
                                                                                       ------------      ------------
                       Balance at End of Year                                          $  3,197,000      $  2,215,000
                                                                                       ============      ============

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

             The following is an analysis of the activity for mortgage servicing rights for the years ended December 31, 1998 and 1997 respectively:


                                                                                              1998             1997
                                                                                              ----             ----
                  Balance at beginning of year                                          $    545,000     $          -
                  Mortgage servicing rights acquired through business combinations           257,000          227,000
                  Fair value of servicing rights acquired in purchases                       208,000          241,000
                  Additions of originated mortgage servicing rights                          544,000          135,000
                  Amortization                                                              (526,000)         (58,000)
                                                                                        ------------     ------------
                  Balance at end of year                                                $  1,028,000     $    545,000
                                                                                        ============     ============

NOTE 6.  BANK PREMISES AND EQUIPMENT

             A summary of bank premises and equipment is as follows:

                                                                                             1998             1997
                                                                                             ----             ----
                  Land and Improvements                                                 $ 1,079,000      $    395,000
                  Buildings and Improvements                                              7,036,000         5,329,000
                  Equipment                                                               4,718,000         2,503,000
                  Vehicles                                                                  211,000           192,000
                                                                                        -----------      ------------

                                                                                         13,044,000         8,419,000
                  Less Accumulated Depreciation                                           5,561,000         4,066,000
                                                                                        -----------      ------------
                       Bank Premises and Equipment, Net                                 $ 7,483,000      $  4,353,000
                                                                                        ===========      ============

             Depreciation charged to operating expenses was $433,000, $336,000, and $333,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

NOTE 7.  DEPOSITS

             Deposit accounts at December 31 are summarized as follows:

                                                                                             1998             1997
                                                                                             ----             ----
                  Non-interest bearing demand                                             $33,110,000    $ 19,572,000
                  Interest-bearing demand deposits                                         18,427,000      14,555,000
                  Savings deposits                                                         30,108,000      20,804,000
                  Money Market deposits                                                    30,338,000      16,467,000
                  Time deposits                                                           129,412,000      87,653,000
                                                                                         ------------    ------------
                  Total deposits                                                         $241,395,000    $159,051,000
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

             At December 31, 1998, the scheduled maturities of CDs are as follows:

                           1999                                         $ 76,190,000
                           2000                                           40,305,000
                           2001                                            9,935,000
                           2002                                            2,504,000
                           2003 and thereafter                               478,000
                                                                       -------------
                                                                       $ 129,412,000
                                                                       =============

NOTE 8.  BORROWED FUNDS

             A summary of borrowed funds is as follows:

                                                                                               1998             1997
                                                                                               ----             ----
                  Term Loan                                                              $   7,673,000     $          -
                  Secured Advances from Federal Home Loan Bank of Chicago:
                      Fixed rate of 6.26%, due 6/16/98                                               -          400,000
                      Fixed rate of 5.44%, due 1/10/99                                         800,000          800,000
                      Fixed rate of 7.12%, due 4/17/00                                         150,000          150,000
                      Fixed rate of 5.71%, due 6/18/02                                       2,000,000        2,000,000
                      Fixed rate of 5.20%, due 12/11/02                                      1,500,000        1,500,000
                      Fixed rate of 4.70% due 1/15/08, callable 1/15/99                      1,000,000                -
                      Fixed rate of 5.30% due 1/16/08, callable 1/16/03                      4,000,000                -
                  Securities sold under an agreement to repurchase                           4,576,000       10,256,000
                  Federal funds purchased                                                            -        1,975,000
                                                                                         -------------     ------------
                                                                                         $  21,699,000     $ 17,081,000
                                                                                         =============     ============

                  The scheduled principal maturities of borrowed funds at December 31, 1998 are as follows:

                           1999                                          $ 5,901,000
                           2000                                              710,000
                           2001                                              599,000
                           2002                                            4,139,000
                           2003                                            5,350,000
                           After 2003                                      5,000,000
                                                                         -----------
                                                                         $21,699,000


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

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

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


                                                           Weighted                  Weighted                  Weighted
                                                            Average                  Average                   Average
                                                1998         Price        1997         Price        1996         Price
                                                ----         -----        ----         -----        ----         -----
                  Shares under option,
                      beginning of year        295,576    $    7.59      275,776    $    7.02      262,235    $    6.72
                  Granted during the year       60,850        15.00       31,350        11.40       16,300        11.20
                  Terminated and canceled
                      during the year           (5,335)       11.38       (1,000)       11.25        (510)         5.85
                  Exercised during the year    (16,959)        5.74      (10,550)        3.92      (2,249)         5.25
                                             ---------    ---------    ---------    ---------    --------     ---------
                  Shares under option,
                      end of year              334,132    $    8.98      295,576    $    7.59      275,776    $    7.02
                                             =========    =========    =========    =========    =========    =========
                  Options exercisable,
                      end of year              252,281    $    7.32      217,592    $    6.57       84,492    $    5.73
                                             =========    =========    =========    =========    =========    =========
                  Available to grant,
                      end of year              338,150                    84,000                   115,300
                                             =========                 =========                 =========
                  Weighted average fair
                  value of options granted
                  during the year                         $    1.34                 $    5.74                 $    4.58
                                                          =========                 =========                 =========


             Compensation expense related to granting compensatory employee stock options totaled $1,000, $36,000, and $43,000 in 1998, 1997 and 1996, respectively.

                                                    Outstanding Options              Vested Options
                                                    -------------------              --------------
                                  Year of       Outstanding      Weighted                       Weighted
                                Expiration     Shares Granted  Average Price  Shares Vested   Average Price
                                ----------     --------------  -------------  -------------   -------------
                                   2000              4,200     $      3.33          4,200     $     3.33
                                   2001             16,950            3.16         16,950           3.16
                                   2002              5,250            4.33          5,250           4.33
                                   2003             93,249            5.26         93,249           5.26
                                   2004              7,350            6.83          7,350           6.83
                                   2005            106,633            9.38        106,633           9.37
                                   2006             16,300           11.20         10,866          11.20
                                   2007             23,350           11.41          7,783          11.41
                                   2008             60,850           15.00              -              -
                                               -----------     -----------    -----------     ----------
                                                   334,132     $      8.98        252,281     $     7.32
                                               ===========     ===========    ===========     ==========

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

NOTE 9.  EMPLOYEE BENEFIT PLANS (CONTINUED)

             The Company applies APB Opinion No. 25 in accounting for its stock options. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                                                   1998            1997           1996
                                                                   ----            ----           ----
                              Net Income:
                                  As reported                  $ 2,010,000    $ 1,956,000     $1,728,000
                                  Pro Forma                      1,898,000      1,862,000      1,644,000
                              Earnings Per Share:
                                  As reported:
                                     Basic                     $       .88    $       .86     $      .76
                                                               ===========    ===========     ==========
                                     Diluted                   $       .83    $       .81     $      .69
                                                               ===========    ===========     ==========
                                  Pro Forma:
                                     Basic                     $       .85    $       .82     $      .73
                                                               ===========    ===========     ==========
                                     Diluted                   $       .80    $       .78     $      .67
                                                               ===========    ===========     ==========

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

             The loan required principal payments of $13,000, plus interest each quarter and was paid in full at December 31, 1997.

             Cash payments to the Plan during the years ended December 31, 1998, 1997 and 1996 consisted of the following:

                                                                  1998            1997            1996
                                                                  ----            ----            ----
                              Contributions                   $     36,000   $     36,000    $     33,000
                              Dividends                             38,000         38,000          36,000
                                                              ------------   ------------    ------------

                                                                    74,000         74,000          69,000
                                                              ============   ============    ============

             For financial statement purposes, expense for the Plan is determined based on the percentage of shares allocated to participants each period (allocations are based on principal and interest payments) times the original amount of the debt plus the interest incurred. The components of the amount charged to expense for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                  1998            1997            1996
                                                                  ----            ----            ----
                              Compensation                    $          -   $     36,000     $    33,000
                              Interest                                   -              -           5,000
                                                              ------------   ------------     -----------

                                                              $          -   $     36,000     $    38,000
                                                              ============   ============     ===========

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

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

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

NOTE 10. INCOME TAXES

             Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of net deferred tax assets at December 31 are as follows:

                                                                                     1998                1997
                                                                                     ----                ----
                     Deferred Tax Liabilities:
                          Property and Equipment                              $      (473,000)    $   (226,000)
                          Unrealized gains on securities available-for-sale           (75,000)         (19,000)
                          Purchase Accounting                                        (525,000)        (575,000)
                          Mortgage Servicing Rights                                  (342,000)        (128,000)
                          Other                                                       (89,000)         (74,000)
                                                                              ---------------     ------------
                              Total Deferred Tax Liabilities                       (1,504,000)      (1,022,000)
                                                                              ---------------     ------------

                     Deferred Tax Assets:
                          Reserve for loan losses                                     706,000           451,000
                          Accrued liabilities                                         538,000           104,000
                          State net operating loss carryovers                          58,000                 -
                                                                              ---------------     -------------
                              Total Deferred Tax Assets                             1,302,000           555,000
                                                                              ---------------     -------------

                              Net Deferred Tax Liabilities                    $      (202,000)    $   (467,000)
                                                                              ===============     ============

             The provision for income taxes consists of the following:


                                                               1998                 1997                1996
                                                               ----                 ----                ----
                     Current tax expense:
                          Federal                       $       989,000      $        957,000    $      779,000
                          State                                 225,000               129,000            95,000
                                                        ---------------      ----------------    --------------

                              Total Current                   1,214,000             1,086,000           874,000
                                                        ---------------      ----------------    --------------

                     Deferred tax provision (credit):
                          Federal                                28,000               (13,000)          (15,000)
                          State                                 (53,000)               (6,000)          (11,000)
                                                        ---------------      ----------------    --------------

                              Total Deferred                    (25,000)              (19,000)          (26,000)
                                                        ---------------      ----------------    --------------
                              Total provision for
                              income taxes              $     1,189,000      $      1,067,000    $      848,000
                                                        ===============      ================    ==============

             A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                                                    1998                1997              1996
                                                                    ----                ----              ----
                     Tax expense at statutory rate           $     1,088,000      $   1,028,000     $    876,000
                     Increase (decrease) in taxes
                     resulting from:
                          Tax exempt interest                        (89,000)           (59,000)         (75,000)
                          State income taxes, net of
                     federal                                         114,000             76,000           56,000
                           tax benefit
                          Amortized of goodwill and
                          other intangibles                          122,000             62,000
                          Other                                      (46,000)           (40,000)          (9,000)
                                                             ---------------      -------------     ------------
                     Provision for income taxes              $     1,189,000      $   1,067,000     $    848,000
                                                             ===============      =============     ============

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME

             Comprehensive income is shown in the statement of changes in shareholders' equity. The Company's accumulated other comprehensive income is comprised of the unrealized gain or loss on securities available for sale. The following shows the activity in accumulated other comprehensive income:

                                                                                1998              1997
                                                                                ----              ----
                  Accumulated other comprehensive income (deficit) at     $        38,000   $     (11,000)
                  beginning
                  Activity:
                      Unrealized gain on securities available for sale            398,000          74,000
                      Tax impact                                                 (143,000)        (25,000)
                                                                          ---------------   -------------
                  Net unrealized gain on securities available for sale            255,000          49,000
                                                                          ---------------   -------------
                  Accumulated other comprehensive income at end           $       293,000   $      38,000
                                                                          ===============   =============


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

             The total minimum rental commitment under the leases at December 31, 1998 is as follows:

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

NOTE 13. LEASE COMMITMENTS (CONTINUED)


                         Year Ending December 31:
                                     1999               $    95,000
                                     2000                   108,000
                                     2001                   108,000
                                     2002                   108,000
                                2003 and later            1,023,000
                                                        -----------
                                                        $ 1,442,000


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


                                                                     Income               Share          Per Share
                                                                  (Numerator)         (Denominator)       Amount
                  For the Year Ended December 31, 1998
                  Basic Earnings Per Share                    $     2,010,000           2,296,636      $    0.88
                                                              ===============                          =========
                  Effect of Dilutive Stock Options                                        120,283
                                                                                    -------------
                  Diluted Earnings Per Share                  $     2,010,000           2,416,919      $    0.83
                                                              ===============       =============      =========

                  For the Year Ended December 31, 1997
                  Basic Earnings Per Share                    $     1,956,000           2,283,428      $    0.86
                                                              ===============                          =========
                  Effect of Dilutive Stock Options                                        101,160
                                                                                    -------------
                  Diluted Earnings Per Share                  $     1,956,000           2,384,588      $    0.82
                                                              ===============       =============      =========

                  For the Year Ended December 31, 1996
                  Basic Earnings Per Share                    $     1,728,000           2,279,494      $    0.76
                                                              ===============                          =========
                  Effect of Dilutive Stock Options                                         92,973
                                                                                    -------------
                  Diluted Earnings Per  Share                 $     1,728,000           2,372,467      $    0.73
                                                              ===============       =============      =========



NOTE 15. COMMON STOCK SPLIT

             On June 15, 1996 the Company issued the 759,301 additional shares, at $.01 per share par value, necessary to effect a 3 for 2 common stock split.

NOTE 16. SEGMENT INFORMATION

             The Company, through the branch network of its subsidiary, Blackhawk, provides a full range of consumer and commercial banking services to individuals, businesses, and farms in southern Wisconsin and northern Illinois. These services include demand, time and savings deposits; safe deposit services; credit cards; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and trust services. While the Company's chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

             Fair value estimates, methods, and assumptions for the Company's financial instruments are summarized below.

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

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

             The estimated fair values of the Company's financial instruments are as follows:


                                                          December 31, 1998                December 31, 1997
                                                          -----------------                -----------------
                                                      Carrying                         Carrying
                                                       Amount        Fair Value         Amount         Fair Value
                                                           (in thousands)                   (in thousands)
             Financial Assets
               Cash, cash equivalents, federal funds
                  sold and other short term investments  15,973          15,973            8,680           8,680
                 Federal funds sold and other
                    short-term investments               15,335          15,335            8,889           8,889
                 Securities                              60,371          60,563           38,408          38,586
                 Loans, net of allowance for
                    loan losses                         180,389         183,500          136,774         137,243

             Financial Liabilities and Other
                 Off-balance Sheet Instruments:
                    Demand deposit and savings          112,157         112,157           71,398          71,402
                    Time deposits                       129,238         133,194           87,653          87,923
                    Borrowings                           21,699          21,396           17,081          17,114
                 Loan Commitments                             -               -                -               -
                 Standby Letters of Credit                    -               -                -               6


             Limitations: Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on-and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the balance sheet. Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 18. REGULATORY MATTERS


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

             Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital (as defined in the regulations) to risk-

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

NOTE 18. REGULATORY MATTERS (CONTINUED)


             weighted assets (as defined), and the Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

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

             The actual capital amounts and ratios as of December 31, are also presented in the table (in thousand's).


                                                                                                        To be Well
                                                                                                        Capitalized
                                                                                For Capital            Under prompt
                                                           Actual            Adequacy Purposes          Corrective
                                                                                                     Action Provisions
                  As of December 31, 1998:            Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                      ------      -----      ------      -----       ------      -----
                  Company
                  -------
                      Total Capital (To Risk
                         Weighted Assets)             18,746      9.31%      16,111        8.0%
                      Tier I Capital (To Risk
                         Weighted Assets)             16,830      8.36%       8,055        4.0%
                      Tier I Capital (To
                         Average Assets)              16,830      6.00%       8,744        3.0%
                  Bank
                  ----
                      Total Capital (To Risk
                         Weighted Assets)             25,704     12.79%      16,075        8.0%      20,093      10.0%
                      Tier I Capital (To Risk
                         Weighted Assets)             23,788     11.84%       8,037        4.0%      12,056       6.0%
                      Tier I Capital (To
                         Average Assets)              23,788      8.50%      11,488        4.0%      14,360       5.0%
                  As of December 31, 1997:
                  Company
                  -------
                      Total Capital (To Risk
                         Weighted Assets)           $ 22,895     18.67%    $  9,811        8.0%
                      Tier I Capital (To Risk
                         Weighted Assets)             21,373     17.43%       4,905        4.0%
                      Tier I Capital (To
                         Average Assets)              21,373     11.79%       5,439        3.0%
                  Blackhawk - Beloit
                  ------------------
                      Total Capital (To Risk
                         Weighted Assets)             19,253     18.22%       8,456        8.0%      10,570      10.0%
                      Tier I Capital (To Risk
                         Weighted Assets)             18,092     17.12%       4,228        4.0%       6,342       6.0%
                      Tier I Capital (To
                         Average Assets)              18,092     12.43%       5,822        4.0%       7,277       5.0%
                  Blackhawk - Rochelle
                  --------------------
                      Total Capital (To Risk
                         Weighted Assets)              2,932      8.48%       2,765        8.0%       3,456      10.0%
                      Tier I Capital (To Risk
                         Weighted Assets)              2,621      7.58%       1,382        4.0%       1,728       6.0%
                      Tier I Capital (To
                         Average Assets)               2,621      5.29%       1,982        4.0%       2,479       5.0%


NOTE 19. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

         CONDENSED PARENT COMPANY BALANCE SHEETS:

                                                                                1998                   1997
                                                                                ----                   ----
              ASSETS
                  Cash and cash equivalents                            $        791,000        $       136,000
                  Investment in subsidiaries                                 31,212,000             22,411,000
                  Investment securities available-for-sale                      189,000                      -
                  Investment securities held-to-maturity                              -                110,000
                  Due from subsidiaries, net                                    105,000                697,000
                  Other assets                                                  156,000                 89,000
                                                                       ----------------        ---------------

                      Total Assets                                     $     32,453,000        $    23,443,000
                                                                       ================        ===============

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                  (CONTINUED)

NOTE 19. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)

              LIABILITIES AND SHAREHOLDERS' EQUITY
                  Liabilities:
                      Other borrowings                                 $      7,673,000        $              -
                      Other liabilities                                         380,000                 308,000
                                                                       ----------------        ----------------
                            Total Liabilities                                 8,053,000                 308,000
                                                                       ----------------        ----------------
                  Shareholders' Equity:
                      Preferred Stock                                                 -                       -
                      Common Stock                                               23,000                  23,000
                      Additional paid in capital                              7,229,000               7,133,000
                      Retained earnings                                      16,975,000              16,045,000
                      Less treasury stock, at cost                             (120,000)               (104,000)
                      Accumulated other comprehensive income                    293,000                  38,000
                                                                       ----------------        ----------------
                      Total Shareholders' Equity                             24,400,000              23,135,000
                                                                       ----------------        ----------------
                      Total liabilities and shareholders' equity       $     32,453,000        $     23,443,000
                                                                       ================        ================
              CONDENSED PARENT COMPANY STATEMENTS OF INCOME:

                                                                           1998            1997            1996
                                                                           ----            ----            ----
                   Income:
                      Dividends from subsidiaries                      $ 1,800,000    $  1,750,000    $ 1,436,000
                      Interest income                                       20,000          74,000        171,000
                                                                       -----------    ------------    -----------
                         Total Income                                    1,820,000       1,824,000      1,607,000
                                                                       -----------    ------------    -----------
                   Expenses:
                      Interest Expense                                     169,000               -              -
                      Professional fees                                     46,000          27,000         33,000
                      Other                                                 44,000          44,000         31,000
                                                                       -----------    ------------    -----------
                         Total Expenses                                    259,000          71,000         64,000
                                                                       -----------    ------------    -----------
                   Income before income tax benefits and equity in
                   undistributed net income of subsidiaries              1,561,000       1,753,000      1,543,000
                   Income tax expense (benefits)                           (73,000)              -         10,000
                                                                       -----------    ------------    -----------
                   Income before equity in undistributed net income of
                      Subsidiaries                                       1,634,000       1,753,000      1,533,000
                   Equity in undistributed net income of subsidiaries      376,000         203,000        195,000
                                                                       -----------    ------------    -----------
                         Net Income                                    $ 2,010,000    $  1,956,000    $ 1,728,000
                                                                       ===========    ============    ===========


         CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS:
                                                                           1998            1997            1996
                                                                           ----            ----            ----
              Cash Flows From Operating Activities
                   Net income                                          $ 2,010,000    $  1,956,000    $ 1,728,000
                   Adjustments to reconcile net income to net cash
                      provided by operating activities:
                   Compensatory employee stock options recognized           (1,000)         36,000         43,000
                   Amortization of intangible assets                        28,000          13,000              -
                   Equity in undistributed net income of subsidiaries     (376,000)       (203,000)      (195,000)
                   (Increase) decrease in due from subsidiaries            650,000          44,000       (170,000)
                   Accretion of discounts on investment securities, net          -         (35,000)       (46,000)
                   (Increase) decrease in other assets                    (745,000)         39,000         (1,000)
                   Increase in other liabilities                            25,000          31,000         63,000
                                                                       -----------    ------------    -----------
                   Net cash provided by operating activities             1,591,000       1,881,000      1,422,000
                                                                       -----------    ------------    -----------

              Cash Flows From Investing Activities
                   Purchase of securities                                        -      (4,967,000)    (5,334,000)
                   Proceeds from maturity of securities                    110,000       7,090,000      5,309,000
                   Payments for investments in subsidiary              (12,636,000)     (4,233,000)             -
                   Repayment of investments in subsidiaries              4,915,000               -              -
                                                                        ----------    ------------    -----------
                       Net cash used in investing activities            (7,611,000)     (2,110,000)       (25,000)
                                                                       -----------   -------------    -----------
              Cash Flows From Financing Activities
                   Proceeds from long-term debt                          7,800,000               -              -
                   Repayment of long-term debt                            (127,000)              -              -
                   Dividends paid                                       (1,080,000)       (983,000)      (866,000)
                   Proceeds from sale of common stock                       98,000          42,000         14,000
                   Purchase of common stock for treasury                   (16,000)        (20,000)       (84,000)
                                                                       -----------   -------------    -----------
                       Net cash provided by (used in) financing
                         activities                                      6,675,000        (961,000)      (936,000)
                                                                        ----------    -------------   -----------
                   Increase (decrease) in cash and cash equivalents        655,000      (1,190,000)       461,000
              Cash and Cash Equivalents:
                       Beginning                                           136,000       1,326,000        865,000
                                                                        ----------    ------------    -----------
                       Ending                                           $  791,000    $    136,000    $ 1,326,000
                                                                        ==========    ============    ===========
