Form 10QSB
period 1999-06-30
BLACKHAWK BANCORP INC
filed 1999-08-16
CIK 857853

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  --------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO
                                                 ------   ------
                         COMMISSION FILE NUMBER 0-18599

                             BLACKHAWK BANCORP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              WISCONSIN                              39-1659424
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)
     400 BROAD STREET                                53511
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

                                    YES   X   NO
                                        -----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
     CLASS OF COMMON STOCK                            JUNE 30, 1999
     ----------------------                           -------------
     $.01 PAR VALUE                                  2,318,373  SHARES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
ITEM 1. FINANCIAL STATEMENTS

        Consolidated Condensed Balance Sheets as of
           June 30, 1999 and December 31, 1998                           3

        Consolidated Condensed Statements of Income for the
           three months ended June 30, 1999 and 1998                     4

        Consolidated Condensed Statements of Income for the
           Six months ended June 30, 1999 and 1998
                                                                         5
        Consolidated Condensed Statements of Shareholders'
           Equity as of June 30, 1999 and December 31, 1998              6

        Consolidated Condensed Statements of Cash Flows for the
           six months ended June 30, 1999 and 1998                       7

        Notes to Consolidated Condensed Financial Statements             8-9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            10-14

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                15

ITEM 6.  A) EXHIBITS                                                     15

         B) REPORTS ON FORM 8-K                                          15

SIGNATURES                                                               16

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


ASSETS                                                                          JUNE 30,1999           DECEMBER 31, 1998
                                                                                ------------           -----------------
Cash and cash equivalents                                                     $  15,888,000              $  15,973,000
Federal funds sold and other short-term investments                               1,341,000                 15,335,000
Securities available for sale                                                    49,683,000                 38,475,000
Securities held to maturity                                                      20,195,000                 21,896,000

Total loans                                                                     183,011,000                182,304,000
Allowance for loan losses (Note 3)                                               (1,974,000)                 1,915,000
                                                                              -------------              -------------
Net loans                                                                       181,037,000                180,389,000

Bank premises and equipment, net                                                  7,320,000                  7,483,000
Other intangible assets                                                           7,908,000                  8,152,000
Other assets                                                                      3,795,000                  3,765,000
                                                                              -------------              -------------
Total Assets                                                                  $ 287,167,000              $ 291,468,000
                                                                              =============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing                                                          $  26,000,000              $  33,110,000
Interest bearing                                                                204,750,000                208,285,000
                                                                              -------------              -------------
Total Deposits                                                                  230,750,000                241,395,000
Borrowed Funds:
Short-term borrowings                                                            13,277,000                  4,576,000
Other borrowings                                                                 16,067,000                 17,123,000
Accrued interest payable                                                            825,000                  1,046,000
Other liabilities                                                                 2,293,000                  2,928,000
                                                                              -------------              -------------
Total Liabilities                                                               263,212,000                267,068,000
                                                                              -------------              -------------

SHAREHOLDERS' EQUITY:
Preferred stock
1,000,000 shares, $.01 par value per share
authorized, none issued or outstanding                                                  ---                        ---
Common stock
10,000,000 shares, $.01 par value per share
authorized, 2,318,373 and 2,285,864 shares
issued and outstanding                                                               23,000                     23,000
Additional paid-in capital                                                        7,148,000                  7,099,000
Employee stock options earned                                                       130,000                    130,000
Retained Earnings                                                                17,046,000                 16,975,000
Treasury Stock                                                                     (120,000)                  (120,000)
FASB 115 Adjustment                                                                (272,000)                   293,000
                                                                              -------------              -------------

Total Shareholders' Equity                                                       23,955,000                 24,400,000
                                                                              -------------              -------------
Total Liabilities and Shareholder's Equity                                    $ 287,167,000              $ 291,468,000
                                                                              =============              =============



See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                Three Months Ended June 30,
                                                                                  1999              1998
                                                                                ----------       ----------
INTEREST INCOME:
   Interest and fees on loans                                                   $3,869,000       $3,147,000
   Interest on deposits with other banks                                            85,000            6,000
   Interest on investment securities:
        Taxable                                                                    839,000          562,000
   Exempt from federal income taxes                                                120,000           62,000
   Interest on federal funds sold and
        other short-term investments                                                62,000           66,000
                                                                                ----------       ----------
   Total Interest Income                                                         4,975,000        3,843,000
                                                                                ----------       ----------

INTEREST EXPENSE:
   Interest on deposits                                                          2,229,000        1,598,000
   Interest on short-term borrowings                                                95,000          105,000
   Interest on other borrowings                                                    246,000          105,000
                                                                                ----------       ----------
   Total Interest Expense                                                        2,570,000        1,808,000
                                                                                ----------       ----------
   Net Interest Income                                                           2,405,000        2,035,000
   Provision for loan losses (Note 3)                                              126,000           75,000
                                                                                ----------       ----------
   Net Interest Income After Provision for Loan Losses                           2,279,000        1,960,000
                                                                                ----------       ----------

OTHER OPERATING INCOME:
   Gain (loss) on sale of loans                                                     96,000          135,000
   Brokerage and annuity commission                                                116,000           31,000
   Service fees on deposit accounts                                                318,000          232,000
   Other income                                                                    181,000          165,000
                                                                                ----------       ----------
        Total Other Operating Income                                               711,000          563,000
                                                                                ----------       ----------

OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                                1,233,000          907,000
   Occupancy expense of bank premises, net                                         168,000          140,000
   Furniture and equipment                                                         207,000          108,000
   Data processing                                                                 215,000           90,000
   Intangible amortization                                                         153,000           77,000
   Other operating expense                                                         515,000          382,000
                                                                                ----------       ----------
        Total Other Operating Expense                                            2,491,000        1,704,000
                                                                                ----------       ----------

   Income Before Income Taxes                                                      499,000          819,000
   Provision for Income Taxes                                                      185,000          276,000
                                                                                ----------       ----------
   Net Income                                                                   $  314,000       $  543,000
                                                                                ==========       ==========
   Basic Earnings Per Share                                                     $      .14       $      .24
                                                                                ==========       ==========
   Diluted Earnings Per Share                                                   $      .13       $      .22
                                                                                ==========       ==========
   Dividends Per Share                                                          $      .12       $      .12
                                                                                ==========       ==========

See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                 Six Months Ended June 30,
                                                                                   1999             1998
                                                                                ----------      -----------
INTEREST INCOME:
   Interest and fees on loans                                                   $7,749,000       $6,326,000
   Interest on deposits with other banks                                           198,000           24,000
   Interest on investment securities:
        Taxable                                                                  1,520,000        1,112,000
   Exempt from federal income taxes                                                223,000          109,000
   Interest on federal funds sold and
        other short-term investments                                               243,000          138,000
                                                                                ----------       ----------
        Total Interest Income                                                    9,933,000        7,709,000
                                                                                ----------       ----------

INTEREST EXPENSE:
   Interest on deposits                                                          4,511,000        3,204,000
   Interest on short-term borrowings                                               185,000          225,000
   Interest on other borrowings                                                    490,000          209,000
                                                                                ----------       ----------
        Total Interest Expense                                                   5,186,000        3,638,000
                                                                                ----------       ----------
   Net Interest Income                                                           4,747,000        4,071,000
   Provision for loan losses (Note 3)                                              234,000          131,000
                                                                                ----------       ----------
   Net Interest Income After Provision for Loan Losses                           4,513,000        3,940,000
                                                                                ----------       ----------

OTHER OPERATING INCOME:
   Gain (loss) on sale of loans                                                    250,000          169,000
   Brokerage and annuity commissions                                               191,000           64,000
   Service fees on deposit accounts                                                612,000          466,000
   Other income                                                                    390,000          375,000
                                                                                ----------       ----------
        Total Other Operating Income                                             1,443,000        1,074,000
                                                                                ----------       ----------

OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                                2,476,000        1,826,000
   Occupancy expense of bank premises, net                                         343,000          286,000
   Furniture and equipment                                                         396,000          209,000
   Data processing                                                                 383,000          231,000
   Intangible amortization                                                         298,000          124,000
   Other operating expense                                                       1,057,000          787,000
                                                                                ----------       ----------
   Total Other Operating Expense                                                 4,953,000        3,463,000
                                                                                ----------       ----------
   Income Before Income Taxes                                                    1,003,000        1,551,000
   Provision for Income Taxes                                                      378,000          528,000
                                                                                ----------       ----------
   Net Income                                                                   $  625,000       $1,023,000
                                                                                ==========       ==========
   Basic Earnings Per Share                                                     $      .27       $      .45
                                                                                ==========       ==========
   Diluted Earnings Per Share                                                   $      .26       $      .42
                                                                                ==========       ==========
   Dividends Per Share                                                          $      .24       $      .23
                                                                                ==========       ==========

See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                Six Months Ended     Twelve Months Ended
                                                                                 June 30, 1999        December 31, 1998
                                                                                ----------------     -------------------
Common Stock:
   Balance at beginning and end of period                                       $     23,000         $     23,000
   Stock options exercised                                                                --                   --
                                                                                ------------         ------------
   Balance at end of period                                                           23,000               23,000
                                                                                ------------         ------------

Additional Paid-in Capital:
   Balance at beginning of period                                                  7,099,000            7,002,000
   Stock options exercised                                                            49,000               97,000
                                                                                ------------         ------------
   Balance at end of period                                                        7,148,000            7,099,000
                                                                                ------------         ------------

Employee Stock Options Earned:
   Balance at beginning of period                                                    130,000              131,000
   Unearned employee compensation                                                         --               (1,000)
                                                                                ------------         ------------
   Balance at end of period                                                          130,000              130,000
                                                                                ------------         ------------

Retained Earnings:
   Balance at beginning of period                                                 16,975,000           16,045,000
   Net Income                                                                        625,000            2,010,000
   Dividends declared on common stock                                               (554,000)          (1,080,000)
                                                                                ------------         ------------
   Balance at end of period                                                       17,046,000           16,975,000
                                                                                ------------         ------------

Treasury Stock, at cost:
   Balance at beginning of period                                                   (120,000)            (104,000)
   Purchase                                                                               --              (16,000)
                                                                                ------------         ------------
   Balance at end of period                                                         (120,000)            (120,000)
                                                                                ------------         ------------

Accumulated other comprehensive income:
   Balance at beginning of period                                                    293,000               38,000
   Other comprehensive income, net of taxes                                         (565,000)             255,000
                                                                                ------------         ------------
   Balance at end of period                                                         (272,000)             293,000
                                                                                ------------         ------------



Total Shareholders' Equity                                                      $ 23,955,000         $ 24,400,000
                                                                                ============         ============



See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six Months Ended         Six Months Ended
                                                                                  June 30, 1999            June 30, 1998
                                                                                ---------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                   $    625,000             $  1,023,000
   Adjustments to reconcile net income
        to net cash provided by operating activities:
   Compensatory options recognized                                                       ---                    9,000
   Provision for loan losses                                                         234,000                  131,000
   Provision for depreciation and amortization                                       756,000                  322,000
   Amortization of premiums (accretion
        discount) on investment securities, net                                       37,000                  (93,000)
   (Gain) on sale of loans                                                          (250,000)                 (29,000)
   Loans originated for sale                                                     (16,864,000)             (10,356,000)
   Proceeds from sale of loans                                                    19,425,000               10,385,000
   Change in assets and liabilities:
   (Increase) decrease in other assets                                               246,000                 (114,000)
   (Increase) decrease in accrued interest receivable                               (129,000)
   (Increase) decrease in accrued interest payable                                  (172,000)                (134,000)
   Increase (decrease) in other liabilities                                         (266,000)                  62,000
                                                                                ------------             ------------
   Net cash provided by operating activities                                       3,642,000                1,206,000
                                                                                ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of available-for-sale securities                        16,094,000                8,937,000
   Purchase of available-for-sale securities                                     (28,289,000)             (15,041,000)
   Proceeds from maturity of investment securities                                 9,540,000                6,212,000
   Purchase of investment securities                                              (7,867,000)              (2,803,000)
   Decrease in federal funds sold and
        other short-term investments, net                                         13,994,000                8,542,000
   Loans originated, net of principal collected                                   (3,505,000)                 689,000
   Purchase of bank premises and equipment                                          (190,000)                 242,000
                                                                                ------------             ------------
   Net cash provided by (used in) investing activities                              (223,000)               6,778,000
                                                                                ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                                            49,000                   81,000
   Net increase (decrease) in deposits                                           (10,645,000)                 294,000
   Net increase (decrease) in borrowings                                           7,645,000               (3,002,000)
   Cash dividends paid                                                              (553,000)                (528,000)
   Purchase of common stock for Treasury                                                 ---                  (16,000)
                                                                                ------------             ------------
   Net cash (used in) financing activities                                        (3,504,000)              (3,171,000)
                                                                                ------------             ------------
   Net increase (decrease) in cash and cash equivalents                              (85,000)               4,813,000
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                            15,973,000                8,680,000
                                                                                ------------             ------------
   End of period                                                                $ 15,888,000             $ 13,493,000
                                                                                ============             ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
        Interest                                                                $  5,014,000             $  3,772,000
        Income taxes                                                                 425,000                  573,000
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Other assets acquired in settlement of loans                                 $    217,000             $    183,000

See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1999

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

        In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of June 30, 1999 and December 31, 1998, the results of operations for the three and six months ended June 30, 1999 and 1998.

        The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2. Non-Performing Loans

        Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:


                                                                            June 30                December 31
                                                                          -----------              -----------
                                                                     1999             1998              1998
                                                                   --------         --------       -----------
        Impaired loans                                            $2,897,000       $1,149,000      $ 1,479,000
        Non-accruing loans                                         1,455,000          644,000          857,000
        Past due 90 days or more and still accruing                  136,000          422,000          240,000
                                                                  ----------       ----------      -----------
        Total non-performing loan                                 $4,488,000       $2,215,000      $ 2,576,000
                                                                  ==========       ==========      ===========

Note 3. Allowance For Loan Losses

        A summary of transactions in the allowance for loan losses is as follows:

                                                                                    Three  Months  Ended June 30
                                                                                      1999            1998
                                                                                   -----------------------------
        Balance at beginning of period                                              $1,952,000   $1,469,000
        Provision charged to expense                                                   126,000       75,000
        Loans charged off                                                              117,000      195,000
        Recoveries                                                                      13,000        2,000
                                                                                    ----------   ----------
        Balance at end of period                                                    $1,974,000   $1,351,000
                                                                                    ==========   ==========

                                                                                    Six Months Ended June 30
                                                                                      1999           1998
                                                                                    -----------------------

        Balance at beginning of period                                              $1,915,000   $1,523,000
        Provision charged to expense                                                   234,000      131,000
        Loans charged off                                                              203,000      310,000
        Recoveries                                                                      28,000        7,000
                                                                                    ----------   ----------
        Balance at end of period                                                    $1,974,000   $1,351,000
                                                                                    ==========   ==========


                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

Note 4: Earnings Per Share

        Presented below are the calculations for basic and diluted earnings per share:


                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30                           June 30
                                                                       1999            1998              1999           1998
                                                                   ---------------------------       --------------------------

        Basic:
        Net income available to common stockholders                 $  314,000      $  543,000        $  625,000     $1,023,000
                                                                    ==========      ==========        ==========     ==========
        Weighted average shares outstanding                          2,306,489       2,295,671         2,305,000      2,292,073
                                                                    ==========      ==========        ==========     ==========
        Basic earnings per share                                    $      .14      $      .24        $      .27     $      .45
                                                                    ==========      ==========        ==========     ==========
        Diluted:
        Net income available to common stockholders                 $  314,000      $  543,000        $  625,000     $1,023,000
                                                                    ==========      ==========        ==========     ==========
        Weighted average shares outstanding                          2,306,489       2,295,671         2,305,409      2,292,073
        Effect of dilutive stock options outstanding                   110,558         138,911           110,588        136,378
                                                                    ----------      ----------        ----------     ----------
        Diluted weighted average shares outstanding                  2,417,047       2,434,582         2,415,967      2,428,451
                                                                    ==========      ==========        ==========     ==========
        Diluted earnings per common share                           $      .13      $      .22        $      .26     $      .42
                                                                    ==========      ==========        ==========     ==========


Note 5: Future Accounting Changes

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of June 30, 1999 and December 31, 1998 and the consolidated condensed statements of income for the three months and six months ended June 30, 1999 and 1998. This information is not meant to be a substitute for the balance sheets and income statements.

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

                           THREE MONTHS ENDED JUNE 30

For the three months ended June 30, 1999, interest income was nearly $5.0 million compared to $3.8 million for the same period in 1998. This increase of approximately $1.2 million, nearly 30%, was primarily the result of the Belvidere acquisition. The two areas that combined contributed nearly $1.1 million of the increase were loans and investments, $722,000 and $335,000 respectively.

Interest and fees on loans increased to $3.9 million in the current period compared to $3.1 million in the same period in 1998. This increase of 23.0% was due primarily to increased volume resulting from the Belvidere acquisition discussed above. Approximately $600,000 of the increase was in the area of real estate loans and another $200,000 was from commercial loans. Consumer loan income was approximately the same in both periods.

Investment income on taxable securities for the quarter ended June 30, 1999 was $839,000 compared to $562,000 in 1997, an increase of 23.0%. Income due to volume increased, again as a result of the acquisition. Income from tax-exempt securities increased nearly 94.0% in the 1999 period compared to 1998. This was due almost entirely to increased volumes.

Interest on deposits for the three months ended June 30, 1999 was $2.2 million compared to $1.6 million in the same period in 1998. The increase was due to increased volumes, which were the result of the Belvidere acquisition. While there has been some fluctuations in interest rates, most have been relatively minor. If interest rates increase in the coming months, an increase in the rates paid on deposits can be expected. Significant growth in deposits is not expected in the third quarter of 1999 from current levels. However, comparisons to 1998 in the third quarter will be very positive because of the Belvidere acquisition.

Interest on short-term borrowings was significantly higher in 1999 than in 1998, $246,000 versus $105,000 respectively. Short-term borrowings consist of fed funds purchased, repurchase agreements, loans from the Federal Home Loan Bank, ("FHLB"), and loans of the company to fund part of the purchase of Belvidere. This increase was the primarily the result of loan to fund the acquisition. Late in the second quarter of 1999, the Bank began purchasing fed funds to fund its cash needs. It is anticipated that this source of funding will continue to be utilized in the third quarter of 1999.

The provision for loan loss was approximately $126,000 in the quarter ended June 30, 1999 as compared to $75,000 for the same period in 1998. On a regular basis, management determines the adequacy of the loan loss reserve and, if necessary, adjusts the loan loss provision. As the volume of loans increase, an increase of the loan loss provision can be anticipated.

Total other operating income increased to $711,000 from $563,000 in the second quarter of 1998. The largest single item in this category is fees relating to depository accounts, $318,000 in 1999 compared to $232,000 in 1998. Another significant area of income in this category was the gain on sale of loans, $96,000 in the second quarter of 1999 compared to $135,000 in the same period of 1998. As the level of interest rates increase the rate of new fixed-rate loan generation is expected to decrease and with it the level of revenue from the sale of these loans. Income from the sale of non-deposit investments increased to $116,000 in the second quarter of 1999 from $31,000 in the same period in 1998. The increase was the result of the addition of Belvidere and increased volume at Beloit. Other income includes trust fees, which increased $16,000 to $60,000 for the quarter compared to $44,000 for the same period in 1998.

Total other operating expenses were $2,491,000 in the second quarter of 1999 compared to $1,704,000 in the same period in 1998. The largest single item in this category is salaries and benefits which were $1,233,000 in 1999 compared to $907,000 in 1998. The increase of $326,000 is the result of normal salary increases, and the inclusion of the Belvidere operation, which will affect all of the other expenses also. The relatively large increases in data processing expense include costs related to upgrading computer systems to be Y2K compliant. A portion of the equipment expense increase can also be attributed to the Y2K situation. The increased costs in both of these areas are expected to continue for the balance of 1999.

Income taxes decreased to $185,000 from $276,000 for the three month period ending June 30,1998. The effective tax rates were 37% versus 34% for 1999 and 1998 second quarters, respectively. The increase of income from federally tax-exempt securities was negated by the non tax exempt amortization of the intangible assets acquired in the Belvidere and the Rochelle purchases.

                            SIX MONTHS ENDED JUNE 30

Total interest income for the six months ended June 30, 1999, was $9.9 million compared to $7.7 million for the same period in 1998. The largest area of interest revenue, interest and fees on loans, also contributed the largest dollar increase, $1.4 million. As was discussed previously, volume was the primary reason for the growth of revenue in this area. The average yield in 1999 was slightly less than in 1998. Future internal growth of loans could slow during the second half of 1999 if the Federal Reserve Bank decides to increase interest rates. Some slow down has been experienced in the residential real estate area but this has not carried over to the other lending areas.

Interest on taxable securities was up substantially in the first half of 1999 compared to 1998, $1.5 million and $1.1 million respectively. The decrease in the average yield for the period in 1999 was more than offset by the increase in volume when compared to 1998. Interest income from tax exempt securities was effected by increased volume as the average yield was slightly less in 1999 than in 1998. Interest income from fed funds sold and short-term investments was $243,000 for the first six months of 1999 as compared to $138,000 for the same period in 1998. This $105,000 increase was due to increased volume. All of this increase occurred in the first half of the period.

Interest expense was $5.2 million in the six months ended June 30, 1999 as compared to $3.6 million for the same period in 1998. Interest on deposits was $4.5 million in 1999 as compared to $3.6 million in 1998. Most of this increase is attributable to the deposits obtained in the Belvidere acquisition.

Interest on short-term borrowings was $185,000 in the first half of 1999 as compared to $225,000 in the same period of 1998. The lower expense in 1999 was the result of lower volume and a lower average rate. Increased average balances plus increased average rates paid accounts for the higher interest expense of long-term borrowings. Part of the volume increase was the loan to partially fund the Belvidere purchase.

The provision for loan loss was approximately $234,000 for the period in 1999 compared to $131,000 in 1998. Management believes that the provision was appropriate based on their regular review of the adequacy of the overall reserve.

Other operating income for the six months ended June 30, 1999 was $1.4 million compared to $1.1 million for the same period in 1998. Service fees, the largest item in this category, experienced the largest increase to $612,000 in 1999 as compared to $466,000 in 1998. The increase in this area was the result of increased volume of accounts as a result of the Belvidere acquisition and increased fees. Income from the sale of non-deposit investments was $191,000 for the first half of 1999 compared to $64,000 for the same period of 1998. Other income increased to $390,000 in 1999 compared to $375,000. Trust department income, which is included in other income, increased to $120,000 in 1999 compared to $106,000 in 1998. Income from mortgage servicing is also included in this category. It is anticipated that this activity will result in increased income in the future.

For the six month period ending June 30, 1999, total other operating expenses were $4,953,000 compared to $3,463,000 in 1998. The area of largest increase was salaries and benefits, which totaled $2,476,000 compared to $1,826,000 in 1998. The acquisition of Belvidere, combined with normal salary and benefit increases and additional staffing for the Roscoe branch opened in March 1998, account for the increase. Increases in the areas of occupancy and data processing are primarily the result of the Belvidere acquisition. The increased expense in the area of furniture and equipment is a combination of the Belvidere purchase and expenses related to Y2K.


                         ANALYSIS OF FINANCIAL CONDITION

This analysis of the Company's financial condition compares June 30, 1999 to the Company's prior fiscal year end December 31, 1998. Total assets were $287.2 million as compared to $291.5 million as of December 31, 1998. This represents a decrease of approximately 1.5%.

Total investment securities, including securities held-to-maturity, securities available-for-sale, fed funds sold and short-term investments, were $71.2 million as of June 30, 1999, as compared to $75.7 million as of December 31, 1998. The reduction of investments was the result of funding the increase in loans and the reduction in deposits.

Loans totaled $183.0 million on June 30, 1998 as compared to $182.3 million on December 31, 1998, an increase of $0.7 million. The majority of the loan demand for the first half of the period in 1999 has been for fixed-rate mortgages which are usually sold to the Federal Home Loan Mortgage Corporation within one month of origination. This was true for the entire period in 1998. During the second quarter of 1999 the demand for commercial loans has increased. The strength of loan demand for the balance of 1999 will depend to some extent on what action the Federal Reserve Bank takes with regard to interest rates.

Allowance for loan losses was $2.0 million as of June 30,1998 as compared to $1.9 million as of June 30,1998. Footnote 3 to the financial statements indicates the activity in the allowance for loan loss account for the three and six months ended June 30, 1999 and 1998. Non-performing loans (see Footnote 2) as of June 30, 1999 were $4.5 million. The potential loss resulting from these loans has been provided for in management's determination of the adequacy of the loan loss reserve. Management believes that the allowance is adequate at this time.

Total deposits as of June 30, 1998 were $230.8 million as compared to $241.4 million as of December 31, 1998. Non-interest bearing deposits decreased to $26.0 million from $33.1 million as of December 31, 1998. Several commercial customers have historically increased their demand deposit balances at year end. As a result, subsequent interim reporting dates typically have balances lower than the previous year-ends. Interest bearing deposits increased slightly from year-end levels. Also affecting deposit levels has been the strength of the overall equity markets. Competition for deposit dollars continues to be intense. As a result, dramatic growth of deposits is not anticipated during the balance of 1999.

Other borrowings, the main component of which is long-term borrowings incurred in part to complete the Belvidere acquisition, was $16.1 million at June 30, 1999 compared to $17.1 million at December 31, 1998. Also, part of other borrowings are advances from the FHLB. The advances were used to fund some loans in the past and to also provide liquidity. The use of FHLB advances in the future will depend on the Bank's need for funds and the rates at which they may be obtained.

The company continues to maintain an excellent capital position regardless of the measurement used. The following table shows four different measurements as of June 30, 1999 and December 31, 1998, and the regulatory requirement, if any. Management does not anticipate the need for additional capital resources in the near future.


                                                        JUNE 30,      DECEMBER 31,   REGULATORY
                                                         1999            1998       REQUIREMENTS
                                                       -----------------------------------------
Leverage capital ratio                                  6.29%           6.00%         3.00%

Tier I capital as a percent
  of risk-based assets                                  9.15%           8.36%         4.00%

Total capital as a percent
  of risk-based assets                                 10.24%           9.31%         8.00%


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

The liquidity needs of the Company generally consists of payment of dividends to its shareholders and a limited amount of expenses. As part of the financing of the proposed purchase of First Financial transaction, the Company negotiated a line of credit from an unrelated third party. The sources of funds to provide this liquidity are income from investments, maturities of investments, cash balances, issuance of capital and dividends from its subsidiary banks. Certain restrictions are imposed upon the Banks which could limit their ability to pay dividends if they did not have net earnings or adequate capital in the future. The Company maintains adequate liquidity to pay its expenses.

Off-balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $26.2 million as of June 30, 1999. This compares to $33.7 million at December 31, 1998. The Bank has historically funded off-balance sheet commitments with its primary sources of funds, and management anticipates that this will continue.

YEAR 2000 ISSUES Year 2000 issues will affect the Company to the extent that it operates in an industry which heavily relies upon information technology systems and has material relationships with third parties, both vendors and customers. As a result the Company has undertaken a four-phase process to determine to what extent the Company is vulnerable to Year 2000 issues. The four phases set-forth by the Company are awareness by major area, assessment of Year 2000 compliance, system renovation (if necessary) and validation of Year 2000 preparedness. The Company's Year 2000 progress, by major area, is set-forth in the table that follows.

        System        Awareness     Assessment     Renovation    Validation
        General
        Ledger        Complete      Complete       Complete      Complete
        Loan

        System        Complete      Complete       Complete      Complete
        Deposit
        System        Complete      Complete       Complete      Complete
        Item
        Capture       Complete      Complete       Complete      Complete
        Hardware      Complete      Complete       In Process    Oct `99
        Individual
        Loan
        Customers     Complete      Complete       Basis         Ongoing

The Company has approved a budget in the amount of $666,000 for the cost of hardware and software remediation. A majority of these costs were planned expenditures to upgrade existing hardware and software. Most of these funds have been expended, and will be amortized over the useful life of the asset.

As is shown in the table, the Company has completed all phases of year 2000 preparedness with the exception of certain hardware which is being replaced in August through October 1999 and with respect to its individual loan customers which is ongoing. A formal written and tested contingency plan has been developed for all mission critical areas to provide for business continuity through the century date change.

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

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 19, 1999, at the annual meeting of shareholders of the Company, the shareholders re-elected John Clark, H. Daniel Green and Charles Hart to three-year terms expiring in 2001. The vote, with respect to the re-election of each was as follows:

     John Clark
          2,305,049 total votes eligible to be cast
          2,010,408 votes were represented at the Annual Meeting
          2,004,253 votes were cast "For" re-election
          6,155 votes were cast "Against" re-election
          --- votes abstained

    H. Daniel Green
          2,305,049 total votes eligible to be cast
          2,010,408 votes were represented at the Annual Meeting
          2,000,713 votes were cast "For" re-election
          9,695 votes were cast "Against" re-election
          --- votes abstained

     Charles Hart
          2,305,049 total votes eligible to be cast
          2,010,408 votes were represented at the Annual Meeting
          1,997,734 votes were cast "For" re-election
          12,694 votes were cast "Against" re-election
          --- votes abstained


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



                                    Blackhawk Bancorp, Inc.
                               -------------------------------------------------
                                       (Registrant)



Date: August 13, 1999          /s/ Dennis M. Conerton
                               -----------------------------------------------
                                Dennis M. Conerton
                                President and Chief Executive Officer



Date: August 13, 1999          /s/ Jesse L. Calkins
                               ----------------------------------------------
                                Jesse L. Calkins
                                Senior Vice President
                                (Chief Financial and Accounting Officer)

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

27              Financial Data Schedule
