Form 10QSB
period 1999-09-30
BLACKHAWK BANCORP INC
filed 1999-11-15
CIK 857853

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                            YES   X     NO
                               -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  ISSUED AT
      CLASS OF COMMON STOCK                    SEPTEMBER 30, 1999
      ----------------------                   ------------------
          $.01 PAR VALUE                        2,324,073  SHARES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1.       FINANCIAL STATEMENTS

               Consolidated Condensed Balance Sheets as of
                    September 30, 1999 and December 31, 1998                   3

               Consolidated Condensed Statements of Income for the
                    three months ended September 30, 1999 and 1998             4

               Consolidated Condensed Statements of Income for the
                    Nine months ended September 30, 1999 and 1998              5

               Consolidated Condensed Statements of Shareholders'
                    Equity as of September 30, 1999 and December 31, 1998      6

               Consolidated Condensed Statements of Cash Flows for the
                    Nine months ended September 30, 1999 and 1998              7

               Notes to Consolidated Condensed Financial Statements         8-10

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                    11-16


                           PART II - OTHER INFORMATION


ITEM 6.        A)  EXHIBITS                                                   17

               B)  REPORTS ON FORM 8-K                                        17

SIGNATURES                                                                    18

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                            SEPTEMBER 30, 1999              DECEMBER 31, 1998
------                                                                           --------------------            ------------------
Cash and cash equivalents                                                        $         15,567,000            $       15,973,000
Federal funds sold and other short-term investments                                         1,433,000                    15,335,000
Securities available for sale                                                              49,093,000                    38,475,000
Securities held to maturity                                                                19,664,000                    21,896,000

Total loans                                                                               191,158,000                   182,304,000
Allowance for loan losses (Note 3)                                                          1,966,000                     1,915,000
                                                                                 --------------------            ------------------
Net loans                                                                                 189,192,000                   180,389,000

Bank premises and equipment, net                                                            7,206,000                     7,483,000
Other intangible assets                                                                     7,705,000                     8,152,000
Other assets                                                                                5,602,000                     3,765,000
                                                                                 --------------------            ------------------
   Total Assets                                                                  $        295,462,000            $      291,468,000
                                                                                 ====================            ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
   Non-interest bearing                                                          $         22,855,000            $       33,110,000
   Interest bearing                                                                       207,899,000                   208,285,000
                                                                                 --------------------            ------------------
        Total Deposits                                                                    230,754,000                   241,395,000
Borrowed Funds:
   Short-term borrowings                                                                   20,676,000                     4,576,000
   Other borrowings                                                                        16,937,000                    17,123,000
Accrued interest payable                                                                      989,000                     1,046,000
Other liabilities                                                                           2,518,000                     2,928,000
                                                                                 --------------------            ------------------
   Total Liabilities                                                                      271,874,000                   267,068,000
                                                                                 --------------------            ------------------

SHAREHOLDERS' EQUITY:
---------------------
Preferred stock
   1,000,000 shares, $.01 par value per share
   authorized, none issued or outstanding                                                        ---                            ---
Common stock
   10,000,000 shares, $.01 par value per share
   authorized, 2,324,073 and 2,313,373 shares
   issued and outstanding                                                                      23,000                        23,000
Additional paid-in capital                                                                  7,174,000                     7,099,000
Employee stock options earned                                                                 130,000                       130,000
Retained Earnings                                                                          17,044,000                    16,975,000
Treasury Stock                                                                               (120,000)                     (120,000)
FASB 115 Adjustment                                                                          (663,000)                      293,000
                                                                                 ---------------------           ------------------

   Total Shareholders' Equity                                                              23,588,000                    24,400,000
                                                                                 --------------------            ------------------
   Total Liabilities and Shareholder's Equity                                    $        295,462,000            $      291,468,000
                                                                                 ====================            ==================

See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                           Three Months Ended September 30,
                                                                                         1999                           1998
                                                                                 --------------------            ------------------
INTEREST INCOME:
   Interest and fees on loans                                                    $          3,992,000            $        3,567,000
   Interest on deposits with other banks                                                       26,000                        91,000
   Interest on investment securities:
        Taxable                                                                               866,000                       623,000
   Exempt from federal income taxes                                                           126,000                        75,000
   Interest on federal funds sold and
        other short-term investments                                                           22,000                        72,000
                                                                                 --------------------            ------------------
   Total Interest Income                                                                    5,032,000                     4,428,000
                                                                                 --------------------            ------------------

INTEREST EXPENSE:
   Interest on deposits                                                                     2,261,000                     1,893,000
   Interest on short-term borrowings                                                          172,000                        69,000
   Interest on other borrowings                                                               250,000                       153,000
                                                                                 --------------------            ------------------
   Total Interest Expense                                                                   2,683,000                     2,115,000
                                                                                 --------------------            ------------------
   Net Interest Income                                                                      2,349,000                     2,313,000
   Provision for loan losses (Note 3)                                                         135,000                        79,000
                                                                                 --------------------            ------------------
   Net Interest Income After Provision for Loan Losses                                      2,214,000                     2,234,000
                                                                                 --------------------            ------------------

OTHER OPERATING INCOME:
   Gain (loss) on sale of loans                                                                64,000                        52,000
   Brokerage & Annuity Commissions                                                             55,000                        85,000
   Service fees on Deposit Accounts                                                           346,000                       287,000
   Other income                                                                               228,000                       128,000
                                                                                 --------------------            ------------------
   Total Other Operating Income                                                               693,000                       552,000
                                                                                 --------------------            ------------------

OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                                           1,231,000                     1,006,000
   Occupancy expense of bank premises, net                                                    164,000                       167,000
   Furniture and equipment                                                                    197,000                       105,000
   Data processing                                                                            188,000                       123,000
   Intangible amortization                                                                    153,000                       115,000
   Other operating expense                                                                    549,000                       429,000
                                                                                 --------------------            ------------------
   Total Other Operating Expense                                                            2,482,000                     1,945,000
                                                                                 --------------------            ------------------

   Income Before Income Taxes                                                                 425,000                       841,000
   Provision for Income Taxes                                                                 150,000                       277,000
                                                                                 --------------------            ------------------
   Net Income                                                                    $            275,000            $          564,000
                                                                                 ====================            ==================
   Earnings Per Share                                                            $                .12            $              .25
                                                                                 ====================            ==================
   Diluted Earnings Per Share                                                    $                .11            $              .23
                                                                                 ====================            ==================
   Dividends Per Share                                                           $                .12            $              .12
                                                                                 ====================            ==================

See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                           Nine Months Ended September 30,
                                                                                         1999                           1998
                                                                                 --------------------            ------------------
INTEREST INCOME:
   Interest and fees on loans                                                    $         11,741,000            $        9,893,000
   Interest on deposits with other banks                                                      224,000                       115,000
   Interest on investment securities:
        Taxable                                                                             2,386,000                     1,735,000
   Exempt from federal income taxes                                                           349,000                       184,000
   Interest on federal funds sold and
        other short-term investments                                                          265,000                       210,000
                                                                                 --------------------            ------------------
   Total Interest Income                                                                   14,965,000                    12,137,000
                                                                                 --------------------            ------------------

INTEREST EXPENSE:
   Interest on deposits                                                                     6,772,000                     5,097,000
   Interest on short-term borrowings                                                          357,000                       294,000
   Interest on other borrowings                                                               740,000                       362,000
                                                                                 --------------------            ------------------
   Total Interest Expense                                                                   7,869,000                     5,753,000
                                                                                 --------------------            ------------------
   Net Interest Income                                                                      7,096,000                     6,384,000
   Provision for loan losses (Note 3)                                                         369,000                       210,000
                                                                                 --------------------            ------------------
   Net Interest Income After Provision for Loan Losses                                      6,727,000                     6,174,000
                                                                                 --------------------            ------------------

OTHER OPERATING INCOME:
   Gain (loss) on sale of loans                                                               382,000                       216,000
   Brokerage & annuity commissions                                                            246,000                       149,000
   Service fees on deposit accounts                                                           958,000                       753,000
   Other income                                                                               550,000                       508,000
                                                                                 --------------------            ------------------
   Total Other Operating Income                                                             2,136,000                     1,626,000
                                                                                 --------------------            ------------------

OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                                           3,707,000                     2,832,000
   Occupancy expense of bank premises, net                                                    507,000                       453,000
   Furniture and equipment                                                                    593,000                       314,000
   Data processing                                                                            571,000                       354,000
   Intangible amortization                                                                    451,000                       239,000
   Other operating expense                                                                  1,606,000                     1,216,000
                                                                                 --------------------            ------------------
   Total Other Operating Expense                                                            7,435,000                     5,408,000
                                                                                 --------------------            ------------------

   Income Before Income Taxes                                                               1,428,000                     2,392,000
   Provision for Income Taxes                                                                 528,000                       805,000
                                                                                 --------------------            ------------------
   Net Income                                                                    $            900,000            $        1,587,000
                                                                                 ====================            ==================
   Earnings Per Share                                                            $                .39            $              .69
                                                                                 ====================            ==================
   Diluted Earnings Per Share                                                    $                .37            $              .66
                                                                                 ====================            ==================
   Dividends Per Share                                                           $                .36            $              .35
                                                                                 ====================            ==================

See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                              Nine Months Ended             Twelve Months Ended
                                                                              September 30, 1999             December 31, 1998
                                                                              -------------------        ------------------------
Common Stock:
   Balance at beginning and end of period                                     $            23,000         $                23,000
   Stock options exercised                                                                     --                              --
                                                                              -------------------         -----------------------
   Balance at end of period                                                                23,000                          23,000
                                                                              -------------------         -----------------------

Additional Paid-in Capital:
   Balance at beginning of period                                                       7,099,000                       7,002,000
   Stock options exercised                                                                 75,000                          97,000
                                                                              -------------------         -----------------------
   Balance at end of period                                                             7,174,000                       7,099,000
                                                                              -------------------         -----------------------

Employee Stock Options Earned:
   Balance at beginning of period                                                         130,000                         131,000
   Unearned employee compensation                                                              --                          (1,000)
                                                                              -------------------       -------------------------
   Balance at end of period                                                               130,000                         130,000
                                                                              -------------------         -----------------------

Retained Earnings:
   Balance at beginning of period                                                      16,975,000                      16,045,000
   Net Income                                                                             900,000                       2,010,000
   Dividends declared on common stock                                                    (831,000)                     (1,080,000)
                                                                             --------------------          ----------------------
   Balance at end of period                                                            17,044,000                      16,975,000
                                                                             --------------------         -----------------------

Treasury Stock, at cost:
   Balance at beginning of period                                                        (120,000)                       (104,000)
   Purchase                                                                                    --                         (16,000)
                                                                             --------------------         -----------------------
   Balance at end of period                                                              (120,000)                       (120,000)
                                                                             --------------------          ----------------------

Other Comprehensive Income, net of taxes
   Balance at beginning of period                                                         293,000                          38,000
   Principal payments on ESOP Plan                                                       (956,000)
                                                                            ---------------------          ----------------------
   Balance at end of period                                                              (663,000)                        293,000
                                                                            ----------------------        -----------------------

Total Shareholders' Equity                                                  $          23,588,000         $            24,400,000
                                                                            =====================         =======================

See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended           Nine Months Ended
                                                                                   September 30, 1999          September 30, 1998
                                                                                  --------------------      -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                     $           900,000        $            1,587,000
   Adjustments to reconcile net income
        to net cash provided by operating activities:
   Compensatory options recognized                                                                 --                         9,000
   Provision for loan losses                                                                  369,000                       210,000
   Provision for depreciation and amortization                                              1,099,000                       491,000
   Accretion of discount on investment securities, net                                         69,000                      (120,000)
   Gain on sale of AFS securities                                                             (69,000)                           --
   (Gain) on sale of loans                                                                   (382,000)                      (88,000)
   Loans originated for sale                                                              (23,115,000)                  (13,843,000)
   Proceeds from sale of loans                                                             26,936,000                    13,931,000
   Change in assets and liabilities:
   (Increase) decrease in other assets                                                     (1,260,000)                   (1,337,000)
   Increase (decrease) in accrued interest payable and other liabilities                      295,000                       596,000
                                                                                  --------------------       -----------------------
   Net cash provided by operating activities                                                4,842,000                     1,436,000
                                                                                  --------------------       -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of available-for-sale securities                                 16,819,000                    16,338,000
   Purchase of available-for-sale securities                                             (28,962,000)                   (18,256,000)
   Proceeds from maturity of investment securities                                         10,351,000                    10,169,000
   Purchase of investment securities                                                       (8,167,000)                   (2,803,000)
   Proceeds from sales of available-for-sale securities                                       174,000                            --
   Net cash used in acquisition                                                                    --                    (6,914,000)
   Decrease in federal funds sold and
        other short-term investments, net                                                  13,902,000                     9,566,000
   Loans originated, net of principal collected                                           (13,572,000)                      359,000
   Purchase of bank premises and equipment                                                   (310,000)                     (942,000)
                                                                                  --------------------       -----------------------
   Net cash provided by (used in) investing activities                                     (9,765,000)                    7,517,000
                                                                                  --------------------       -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                                                     75,000                        97,000
   Net increase (decrease) in deposits                                                    (10,641,000)                    5,405,000
   Net increase (decrease) in borrowings                                                   15,914,000                     4,099,000
   Cash dividends paid                                                                       (831,000)                     (752,000)
   Purchase of common stock for Treasury                                                           --                       (16,000)
                                                                                  --------------------       -----------------------
   Net cash (used in) financing activities                                                  4,517,000                    (1,977,000)
                                                                                  --------------------       -----------------------

   Net increase (decrease) in cash and cash equivalents                                      (406,000)                    6,976,000
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                     15,973,000                     8,680,000
                                                                                  --------------------       -----------------------
   End of period                                                                  $        15,567,000        $           15,656,000
                                                                                  ====================       =======================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
        Interest                                                                  $         7,926,000        $            5,790,000
        Income taxes                                                                          154,000                       796,000
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Other assets acquired in settlement of loans                                   $           865,000        $              515,000

See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1999

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

             In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of September 30, 1999 and December 31, 1998, the results of operations for the three and nine months ended September 30, 1999 and 1998.

             The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2.      Non-Performing Loans

             Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                                                           September 30                    December 31
                                                                        1999            1998                   1998
                                                                   -----------------------------          --------------
             Impaired loans                                        $  2,479,000     $    807,000          $    1,479,000
             Non-accruing loans                                         870,000        1,400,000                 857,000
             Past due 90 days or more and still accruing                546,000          268,000                 240,000
                                                                   ------------     ------------          --------------
             Total non-performing loan                             $  3,895,000     $  2,475,000          $    2,576,000
                                                                   ============     ============          ==============

Note 3.      Allowance For Loan Losses

             A summary of transactions in the allowance for loan losses is as follows:

                                                                     Three Months Ended September 30
                                                                        1999                 1998
                                                                   -----------------------------------
             Balance at beginning of period                        $    1,973,000       $    1,351,000
             Allowance associated with acquisition                             --              453,000
             Provision charged to expense                                 135,000               79,000
             Loans charged off                                            150,000               34,000
             Recoveries                                                     8,000                9,000
                                                                   --------------       --------------
             Balance at end of period                              $    1,966,000       $    1,858,000
                                                                   ==============       ==============
                                                                      Nine Months Ended September 30
                                                                        1999                  1998
                                                                   -----------------------------------
             Balance at beginning of period                        $    1,915,000        $   1,523,000
             Allowance associated with acquisition                             --              453,000
             Provision charged to expense                                 369,000              210,000
             Loans charged off                                            354,000              344,000
             Recoveries                                                    36,000               16,000
                                                                   --------------        -------------
             Balance at end of period                              $    1,966,000        $   1,858,000
                                                                   ==============        =============

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

Note 4:      Earnings Per Share

             Presented below are the calculations for basic and diluted earnings per share:

                                                                    Three Months Ended             Nine Months Ended
                                                                        September 30                  September 30
                                                                    1999         1998               1999         1998
                                                                -----------   ------------     ------------  -----------
             Basic:
             Net income available to common stockholders        $   275,000   $    564,000     $    900,000  $ 1,587,000
                                                                ===========   ============      ===========  ===========
             Weighted average shares outstanding                  2,312,758      2,299,199        2,307,885    2,294,474
                                                                ===========   ============     ============  ===========
             Basic earnings per share                           $       .12   $        .25     $        .39  $       .69
                                                                ===========   ============     ============  ===========

             Diluted:
             Net income available to common stockholders        $   275,000   $    564,000     $   900,000   $ 1,587,000
                                                                ===========   ============     ============  ===========
             Weighted average shares outstanding                  2,312,758      2,271,331        2,307,885    2,294,474
             Effect of dilutive stock options outstanding           123,743        138,911          115,584      130,792
                                                                -----------   -------------     ------------ ------------
             Diluted weighted average shares outstanding          2,436,501      2,438,110        2,423,469    2,425,266
                                                                ===========   ============     ============  ===========
             Diluted earnings per common share                  $       .11   $        .23     $        .37  $       .65
                                                                ===========   ============     ============  ===========

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

         The Company's comprehensive income for the period ended September 30, 1999 is as follows:

                                                                                         Nine Months Ended
                                                                                            September 30
                                                                                         1999          1998
                                                                                     -------------------------
         Net Income                                                                  $    900,000  $  1,587,000
         Other comprehensive income,
         Net of tax--unrealized gain on securities
         Unrealized holding gains arising during the period                              (956,000)      256,000
                                                                                     ------------- ------------
         Comprehensive Income                                                        $    (56,000) $  1,843,000
                                                                                     ============  ============

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

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

         On a pro forma basis, the pro forma total income, net income, basic earnings per share, and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 after giving effect to the First's acquisition as if it occurred on January 1, 1998 are as follows:

                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30                        September 30
                                                                 1999              1998              1999               1998
                                                              ----------------------------        -----------------------------
             Total Income                                     $  3,042,000    $  3,439,000        $  9,232,000    $  10,257,000
             Net Income                                            275,000         441,000             900,000          841,000
             Basic Earnings per share                                  .12             .19                 .39              .36
             Diluted Earnings                                          .11             .18                 .37              .35



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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of September 30, 1999 and December 31, 1998 and the consolidated condensed statements of income for the three months and nine months ended September 30, 1999 and 1998. This information is not meant to be a substitute for the balance sheets and income statements.

                              RESULTS OF OPERATIONS

On September 3, 1998, the Company completed the purchase of all of the outstanding shares of First Financial Bancorp, Inc. ("Belvidere") of Belvidere, Illinois for approximately $12.5 million in cash. Belvidere's wholly owned subsidiary, First Federal Savings Bank, a federal savings bank with two offices in Belvidere and one in Rockford, Illinois, was merged into the Company's subsidiary, Blackhawk State Bank, on the effective date of the purchase.

Results of operations of Belvidere are incorporated in the Company's statements from the acquisition date forward.


                         THREE MONTHS ENDED SEPTEMBER 30

For the three months ended September 30, 1999, interest income was $5.0 million compared to $4.4 million for the same period in 1998. Approximately $1.1 million of the interest income in 1999 was the result of the Belvidere purchase compared to nearly $400,000 in 1998. The area that contributed nearly two-thirds of the increase in interest income was interest and fees on loans. The other one-third of the increase was from interest on investments. Interest and fees on loans increased to $4.0 million in the current period compared to $3.6 million in the same period in 1998. This increase of 11.9% was due to increased volume, again as the result of the purchase of Belvidere.

Investment income on taxable securities for the quarter ended September 30, 1999 was $866,000 compared to $623,000 in 1998, an increase of 39%. Income from tax-exempt securities increased approximately 68% in the 1999 period compared to 1998. This was due almost entirely to increased volumes. Security volumes are further addressed in the discussion of the analysis of financial condition.

Interest paid on deposits in the three months ended September 30, 1999 was $2.3 million compared to $1.9 million in the same period in 1998. The increase was due to increased volumes which were the result of the Belvidere acquisition. The average yield of deposits was lower in 1999 than in 1998, 4.36% vs. 4.68%. Recently interest rates on deposits have begun to increase. Based on the recent trends in interest rates, the cost of funds in the fourth quarter will be higher than in the third quarter. Significant growth in deposits is not expected in the fourth quarter of 1999 from current levels due to the competition for deposits.

Interest on short-term borrowings was higher in 1999 than in 1998, $172,000 and $69,000 respectively. Short-term borrowings consist of fed funds purchased and repurchase agreements. This increased cost was the result of greater volume and a slightly higher interest rate. The interest cost on other borrowings, which are advances from the Federal Home Loan Bank, ("FHLB") and borrowings to finance the purchase of Belvidere, was $250,000 for the quarter compared to $153,000 in 1998. This increase was the result of increased volume. The loan to finance the purchase was outstanding for three months in 1999 compared to one month in 1998 and was responsible for slightly over one-half of the interest expense in this category.

The provision for loan loss was approximately $135,000 in the quarter ended September 30, 1999 as compared to $79,000 for the same period in 1998. On a regular basis, management determines the adequacy of the loan loss reserve and, if necessary, adjusts the loan loss provision.

Total other operating income increased to $693,000 from $552,000 in the third quarter of 1998. The largest single item in each period was service fees, totaling $346,000 and $287,000 in 1999 and 1998, respectively. Most of the increase is the result of the inclusion of service fees on deposit accounts at Belvidere. Although the commissions from the sale of non-deposit investments declined in the period ending September 1999 compared to the same period in 1998, this is an area that growth of income in anticipated in the future. Income from the servicing of fixed rate mortgages is included in other income. An increase in revenue from the servicing of sold mortgages is anticipated with the negative effect of prepayments reduced with the increase of interest rates. Prior to the acquisition of Rochelle in 1997, Blackhawk's loans were sold with servicing rights released. Loans are now being sold with the servicing rights retained. This will reduce the profit from the sale of loans, however, it is anticipated that the increased income from servicing will offset the reduced income from the sales. A significant portion of the increase in other income during the third quarter of 1999 compared to 1998 was the gain on the redemption of an investment, approximately $69,000.

Total other operating expenses were $2.5 million in the third quarter of 1999 compared to $1.9 million in the same period in 1998. The largest single item in this category is salaries and benefits, which were $1.2 million in 1999 compared to $1.0 million in 1998. The increase of $225,000 is the result of three months of the Belvidere operation in 1999 compared to one month in 1998. The lack of increase in this area was helped by the vacancy in some management positions during 1999. The relatively large increases in occupancy and furniture and equipment, $197,000 in 1999 compared to $105,000 in 1998, are the result of the upgrade of equipment to meet Y2K standards. The increase in data processing is the result of Belvidere operating on a separate system. The consolidation of Belvidere's data processing is not anticipated until mid-2000.

The provision for income taxes decreased to $150,000 from $277,000 for the three month period ending September 30, 1999. The effective tax rates were 35.3% versus 32.9% for third quarter of 1999 and 1998, respectively. The tax benefit of increased municipal bonds was offset by an increase of non-tax deductible expense, amortization of intangible assets acquired with the purchase of Belvidere.

                         NINE MONTHS ENDED SEPTEMBER 30

Total interest income for the nine months ended September 30, 1999, was $15.0 million compared to $12.1 million for the same period in 1998. The 1999 figures include Belvidere for the entire period but only after September 3, in 1998. The largest category of interest income was from loans, $11.7 million in 1999 compared to $9.9 million in 1998. Interest and fees on loans, also contributed the largest dollar increase, $1.8 million. As was discussed previously, volume as a result of the acquisitions of Belvidere was the primary reason for the growth of revenue in this area. As was discussed in the June report, the Federal Reserve Board has increased interest rates. The slow down in mortgage activity has been replace by an increase of commercial loans.

Interest on taxable securities increased 37.5%, $2.4 million as compared to $1.7 million, in 1999 compared to 1998. The increase was primarily due to the acquisition of Belvidere. Interest income from tax-exempt securities, nearly a 90% increase, was the result of increased volume. Interest income from fed funds sold and short-term investments was $265,000 for the nine months of 1999 as compared to $210,000 for the same period in 1998. This $55,000 increase was due primarily to increased volume. Income from interest bearing bank deposits was $224,000 in 1999 compared to $115,000 in 1998. The increase in this area was due entirely to increased volume.

Interest expense was $7.9 million in the nine months ended September 30, 1999 as compared to $5.8 million for the same period in 1998. Interest on deposits was $6.8 million in 1999 as compared to $5.1 million in 1998. The reduction in average rate was offset by increased volume. Most of the increased volume was attributable to the Belvidere acquisition.

Interest on short-term borrowings was $357,000 in 1999 as compared to $294,000 in the same period of 1998. Nearly all of this increase was due to an increase of repurchase agreements. Increased average balances account for the higher interest expense of long-term borrowings, $740,000 compared to $362,000. The increase was the result of the loan to finance the purchase of Belvidere, which was on the books for all of 1999 but for only one month in 1998.

The provision for loan loss was approximately $369,000 for the nine months in 1999 compared to $210,000 in 1998. Management believes that the provision was appropriate based on their regular review of the adequacy of the overall reserve.

Other operating income for the nine months ended September 30, 1999 was $2.1 million compared to $1.6 million for the same period in 1998. Service fees on deposit accounts experienced an increase to $958,000 in 1999 as compared to $753,000 in 1998. The increase in this area was the result of increased volume of accounts as a result of the acquisition. Other income in 1999 increased 8.37% over 1998, $550,000 compared to $508,000. Trust department income, included in other income, was approximately the same in both periods. Prior to the acquisition of Rochelle, Blackhawk sold the fixed rate loans with servicing rights released. Loans are now being sold with the servicing rights retained by Blackhawk Loan servicing is another category within other income and it accounted for much of the increase.

For the nine month period ending September 30, 1999, total other operating expenses were $7.4 million compared to $5.4 million in 1998. The area of largest increase was salaries and benefits, which totaled $3.7 million compared to $2.8 million in 1998. The acquisition of Belvidere account for most of the increase. Costs associated with Belvidere are included in the 1998 total for one month and for the entire nine months in 1999. The cost of the Roscoe Branch which was opened in March of 1998 also contributed to the increased costs by its inclusion for 7 months in 1998 and nine months in 1999. Increases in the areas of occupancy, equipment and data processing are primarily the result of the Belvidere acquisition and the Roscoe opening. Another factor in the increased equipment costs were those associated with Y2K.

Income taxes for the period were $528,000 in 1999 compared to $805,000 in 1998. The effective tax rate increased to 37.0%, in 1999, from 33.7% in 1998. The increase in rate is the result of an increase in non-deductible acquisition-related expenses that was not offset by the increase of tax-exempt income.


                         ANALYSIS OF FINANCIAL CONDITION

This analysis of the Company's financial condition compares September 30, 1999 to the Company's prior fiscal year end of December 31, 1998. Total assets were $295.5 million as compared to $291.5 million as of December 31, 1998.

Total investment securities, including securities held-to-maturity, securities available-for-sale, fed funds sold and short-term investments, were $70.1 million as of September 30, 1999, as compared to $75.7 million as of December 31, 1998. During this period of time fed funds sold and short term investments declined from $15.3 million at December 31, 1998 to $1.4 million at September 30, 1999. Securities available-for-sale increased from $38.5 million to $49.1 million. Securities held-to-maturity decreased from $21.9 million to $19.7 million. Cash and cash equivalents were also lower as of September 30, 1999 compared to December 31, 1998, $16.0 million and $13.4 million, respectively. The reduction in cash and investments was used to help fund the increase in loans.

Loans totaled $191.2 million on September 30, 1999 as compared to $182.3 million on December 31, 1998. The majority of the loan increase in 1999 has been in the commercial loan category. Early in 1999 the demand for fixed-rate mortgages, which are usually sold to the Federal Home Loan Mortgage Corporation within one month of origination, continued to be quite heavy. During the third quarter the demand in this area weakened. The activity in commercial and consumer loans continues to be good but very competitive. The strength of loan demand for the balance of 1999 will depend to some extent on what action the Federal Reserve Bank takes with regard to interest rates. To date Y2K has not been a strong factor regarding loan activity and management does not believe it will become one in the fourth quarter.

Allowance for loan losses was $2.0 million as of September 30, 1999 as compared to $1.9 million as of December 31, 1998. Footnote 3 to the financial statements indicates the activity in the allowance for loan loss account for the three and nine months ended September 30, 1999 and 1998. Non-performing loans (see Footnote 2) as of September 30, 1999 were $3.9 million. The potential loss resulting from these loans has been provided for in management's determination of the adequacy of the loan loss reserve. Management believes that the allowance is adequate at this time.

Bank premises and equipment declined to $7.2 million from $7.5 million as of December 31, 1998. The increase in equipment due to Y2K upgrade was offset by depreciation. The reduction of intangible assets during 1999 to $7.7 million at September 30, 1999 compared to $8.2 million at December 31, 1998 was the result of amortization.

Total deposits were $230.8 million as of September 30, 1999 compared to $241.4 million as of December 31, 1998. Non-interest bearing deposits decreased to $22.9 million from $33.1 million as of December 31, 1998. Several commercial customers have historically increased their demand deposit balances at year-end. As a result, subsequent interim reporting dates typically have balances lower than the previous year-ends. Interest bearing deposits decreased from year-end levels, $208.3 million compared to $207.9 million. Affecting deposit levels has been the strength of the overall equity markets and the strong competition in the financial community for funds. As a result, dramatic growth of deposits is not anticipated during the balance of 1999. To date there has not been a definite outflow of funds due to Y2K. Steps are being taken to satisfy those needs if they arise.

Short-term borrowing consists mainly of repurchase agreements with customers and fed funds purchased. The level of fed funds purchased has increased to offset the decline in deposits. At the end of June, two of the repurchase agreement relationships were extended for another two years. Other borrowings, consisting primarily of advances from the Federal Home Loan Bank ("FHLB"),were nearly the same at September 30 as they were at year end, $16.9 million and $ 17.1 million respectively.

The company continues to maintain an excellent capital position regardless of the measurement used. The following table shows four different measurements as of September 30, 1999 and December 31, 1998, and the regulatory requirement, if any. Management does not anticipate the need for additional capital resources in the near future.

                                                          SEPTEMBER 30,      DECEMBER 31,      REGULATORY
                                                              1999              1998          REQUIREMENTS
                                                          ------------------------------------------------
     Leverage capital ratio                                   6.27%            6.00%             3.00%

     Core capital as a percent
           of risk-based assets                               9.52%            8.36%             4.00%

     Total capital as a percent
           of risk-based assets                              10.60%            9.31%             8.00%

Liquidity as it relates to the bank is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. Its principal sources of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of investment securities, income from operations, and short-term borrowings. Additional sources include purchasing fed funds, sale of securities, sale of loans, borrowing from both the Federal Reserve Bank and Federal Home Loan Bank, and capital loans. Also dividends paid by Nevahawk to Blackhawk provide an additional source. Under present law, accumulated earnings could be paid as dividends without incurring a tax liability.

The liquidity needs of the Company generally consists of payment of dividends to its shareholders, payments of principal and interest on borrowed funds and a limited amount of expenses. The sources of funds to provide this liquidity are income from investments, maturities of investments, cash balances, issuance of capital and dividends from its subsidiary bank. Certain restrictions are imposed upon the Bank which could limit its ability to pay dividends if they did not have net earnings or adequate capital in the future. The Company maintains adequate liquidity to pay its expenses.

Off-balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $28.1 million as of September 30, 1999. This compares to $33.7 million at December 31, 1998. The Bank has historically funded off-balance sheet commitments with its primary sources of funds, and management anticipates that this will continue.

YEAR 2000 ISSUES("Y2K"). Y2K issues will affect the Company to the extent that it operates in an industry which heavily relies upon information technology systems and has material relationships with third parties, both vendors and customers. As a result the Company has undertaken a four-phase process to determine to what extent the Company is vulnerable to Y2K issues. The four phases set-forth by the Company are awareness by major area, assessment of Y2K compliance, system renovation (if necessary) and validation of Y2K preparedness. The Company's Y2K progress, by major area, is set-forth in the table that follows.


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

The Company originally approved a budget in the amount of $666,000 for the cost of hardware and software remediation. Subsequent additions have increased the budget to approximately $790,000. A majority of these costs were planned expenditures to upgrade existing hardware and software. Most of these funds have been expended, and will be amortized over the useful life of the asset.

As is shown in the table, the Company has completed all phases of Y2K preparedness with the exception of certain hardware which is being replaced in August through October 1999 and with respect to its individual loan customers which is ongoing. A formal written and tested contingency plan has been developed for all mission critical areas to provide for business continuity through the century date change.

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

                                     PART II

                                OTHER INFORMATION


ITEM 6. A)  EXHIBITS

            See Exhibit Index following the signature page in this report which is incorporated herein by this reference.



        B)  REPORTS ON FORM 8-K

            There were no reports on Form 8-K for the quarter ended September 30, 1999.

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



                                                  Blackhawk Bancorp, Inc.
                                        ----------------------------------------
                                                      (Registrant)

Date: November 13, 1999                    /s/ Dennis M. Conerton
                                        ----------------------------------------
                                        Dennis M. Conerton
                                        President and Chief Executive Officer



Date: November 13, 1999                   /s/  Jesse L. Calkins
                                        ----------------------------------------
                                        Jesse L. Calkins
                                        Senior Vice President
                                        (Chief Financial and Accounting Officer)

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