Form 10-K
period 1999-12-31
BLACKHAWK BANCORP INC
filed 2000-03-30
CIK 857853

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                                 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

As of March 21, 2000, 2,322,899 shares of common stock were outstanding and the aggregate market value (based on the bid price at March 21, 2000) of the shares held by non-affiliates (excludes shares reported or beneficially owned by directors and officers - does not constitute an admission to affiliate status) was approximately $16,219,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference in the respective parts hereof indicated:

1. Proxy Statement and Annual Meeting of Stockholders, on May 17, 2000, dated April 7, 2000.

                          Index of Exhibits on Page 27.

                             BLACKHAWK BANCORP, INC.

                         FORM 10-KSB - TABLE OF CONTENTS


PART I                                                                                         PAGE

Item 1   Business.............................................................................  3

Item 2   Properties...........................................................................  8

Item 3   Legal Proceedings................. ..................................................  8

Item 4   Submission of Matters To a Vote of
         Security Holders.....................................................................  8

PART II

Item  5  Market for the Registrant's Common Stock and
         Related Stockholder Matters.........................................................   8

Item  6  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations..........................................................................   8

Item  7  Financial Statements and Supplemental Data..........................................  14

Item  8  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure..........................................................................  23

PART III

Item  9  Directors and Executive Officers of the
         Registrant..........................................................................  23

Item  10 Executive Compensation..............................................................  23

Item  11 Security Ownership Of Certain Beneficial
         Owners and Management...............................................................  23

Item  12 Certain Relationships and Related
         Transactions........................................................................  23

PART IV

Item  13 Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.................................................................  23

Signatures...................................................................................  24

                                     PART I

ITEM 1 BUSINESS

GENERAL. Blackhawk Bancorp, Inc., (the "Company"), was incorporated under the laws of the state of Wisconsin in November 1989. The Company owns and operates a subsidiary financial institution, Blackhawk State Bank ("Bank"), located in Beloit, Wisconsin.

The Bank is a Wisconsin-chartered commercial bank operating five branches in the Greater Beloit Area, three free-standing branches and two in-store branches. Six additional free-standing branches are in the following cities in Illinois:
Belvidere (2), Oregon (1), Rochelle (1), Rockford (1) and Roscoe (1). The Bank has three wholly-owned subsidiaries. Nevahawk Investment, Inc. ("Nevahawk") is an investment subsidiary located in Las Vegas, Nevada. RSL, Inc., a second subsidiary whose activities include the sale of mutual funds and annuities, and in turn owns Midland Acceptance Corporation ("MAC"), a consumer finance company that maintained offices in Rochelle and Rockford, Illinois until December 1999. First Financial Services, Inc. ("FFSI"), the third subsidiary, sells, on an agency basis, mortgage-related insurance products and a variety annuity products.

On April 30, 1997, the Company completed the purchase of all of the outstanding shares of Rochelle Bancorp, Inc. ("Rochelle") of Rochelle, Illinois, for approximately $4.2 million in cash. Rochelle's wholly owned subsidiary, Rochelle Savings Bank S.B., was an Illinois state chartered savings bank with offices in Rochelle and Oregon, Illinois, and assets totaling approximately $51.0 million. This acquisition was accounted for as a purchase transaction. On March 31, 1998, the charter of Rochelle Savings Bank S.B. was merged into the charter of Blackhawk State Bank.

As a part of this purchase, the Company also acquired all of the outstanding shares of Midland Acceptance Corporation ("MAC"), a consumer finance subsidiary whose loan portfolio was sold in December 1999.

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

LENDING ACTIVITIES. A majority of the loans in the Bank's loan portfolio are secured by residential or commercial real estate. Substantially all of the real estate securing the mortgage loans is located within thirty minutes of the Bank's offices. Previously, management of the Company has restructured the loan portfolio of the Greater Beloit Area Bank to decrease the concentration of mortgage loans and increase commercial and installment loans. Management of the Company anticipates the on-going restructuring of the loan portfolio of the acquired institutions. The Analysis of Loan Portfolio, Table 2 of Item 7, shows the changes in the types of loans from 1997 through 1999.

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

Approximately $130 million in single one-to-four family loans are serviced for others. These were acquired through the purchase transactions mentioned above. Substantially all of these loans are 100% sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). MAC is a sub-prime lender, and maintained approximately $2.0 million in outstanding loans until the sale of the portfolio in December 1999.

INVESTMENT ACTIVITIES. The investment policy under which the Company and its subsidiary operates normally limits investments to: 1) U.S. Treasury and government agency securities with maturities of 5 years or less; 2) mortgage-backed securities, limited to no more than 30% of the investment portfolio, with an average life of 5 1/2 years or less; 3) municipal securities rated "A" or better, unless they are tax-anticipation notes issued by Wisconsin issuers whose long-term debt is rated at least "A" or if unrated, are judged by management to possess investment characteristics comparable to "A" rated debt securities; and 4) corporate bonds and notes rated "A" or better with a maturity of 4 years or less. In addition, the Bank may purchase commercial paper, bankers acceptances and bank certificates of deposit as authorized investments to provide additional liquidity in the investment portfolio.

Security investments made to a single entity are limited to 20% of its capital and surplus. This limitation does not apply to investments in obligations of the United States Treasury, Federal Land Banks, Federal Home Loan Banks, Federal Farm Credit Banks, Federal National Mortgage Association, Export-Import Bank of Washington or obligations fully and unconditionally guaranteed by the United States. Generally, the recently purchased taxable securities held by the Company, the Bank and Nevahawk are classified as available-for-sale, while exempt securities have been classified as held-to-maturity.

During 1991, Beloit transferred approximately $21.5 million worth of its investment securities to Nevahawk, it's wholly-owned subsidiary located in Las Vegas, Nevada. In March 1999, an additional $7.0 million in cash was transferred to Nevahawk. Currently, the portfolio under management by Nevahawk is approximately $36.0 million.

The Company can maintain an investment portfolio that consists of securities similar to those mentioned above. At December 31, 1999, the Company had no security holdings.

DEPOSIT ACTIVITIES. Deposits are divided between interest bearing and non-interest bearing. Non-interest bearing deposits consist of checking accounts of individuals and non-personal entities. The interest-bearing deposits include savings accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, NOW accounts and check club accounts. The aggregate balance of accounts with balances in excess of $100,000 was $27.3 million at December 31, 1999. During 1999 the Bank acquired approximately $6.4 million in brokered deposits which mature in 2000. The Bank attracts deposits by offering competitive interest rates for interest-bearing accounts and prices services on a competitive basis for non-interest bearing accounts.

TRUST SERVICES. Through a separate department the Bank provides personal trust services, including acting as trustee for living and testamentary trusts, and as an agent, custodian, guardian, conservator, personal representative or administrator for individuals or their estates. Trust offices are maintained at the Bank's main location in Beloit, Wisconsin.

OTHER SERVICES. The Bank provides a wide range of other banking services for both retail and commercial customers. It also provides full-service brokerage services through Raymond James Securities, Inc. in two locations.

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

EMPLOYMENT. As of December 31, 1999, the Company and the Bank had 164 employees, of which 114 were employed on a full time basis. The fringe benefits generally provided to qualified employees include health insurance, long-term disability insurance, group term life insurance, a flexible compensation plan (cafeteria plan), a 401k deferred compensation and profit-sharing plan. Management considers its relations with employees to be excellent.

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

Under the BHC Act, bank holding companies are prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company. A bank holding company may, however, own shares of a company, the activities of which the FRB has determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto; the holding company itself also can engage in such activities. With the acquisition of Rochelle, the Company also acquired the outstanding stock of MAC, which is a finance company, and as such is an activity closely related to banking activities.

The FRB has adopted capital guidelines as to both minimum levels of core capital and risk-based capital. The minimum core capital requirement ranges from 3% to 5% of total assets depending upon the regulator's determination of the holding company's strength. The guidelines assign risk weightings to assets and off-balance sheet items, and have minimum risk-based capital ratios. All bank holding companies are required to have total consolidated capital of 8% of risk-weighted assets. Core capital consists principally of shareholders' equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. Table 12, filed elsewhere in this report, reflects various regulatory measures of capital as of December 31, 1999. The Company's core and risk-based capital ratios, as shown in the table are well above the minimum levels.

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

Nevahawk can pay dividends to the Bank from retained earnings without any tax consequences. There are no plans, at the present, for Nevahawk to pay dividends in 2000. This status will be reviewed by Nevahawk at its regular board meetings.

FEDERAL DEPOSIT INSURANCE CORPORATION. The Bank's deposit accounts are insured by the FDIC. FDIC insurance, at the present time, generally insures up to a maximum of $100,000 per insured depositor. The FDIC imposes an annual assessment on deposits. Effective January 1, 1993, premiums are assessed on the basis of a risk rating assigned by the FDIC. Since that time the Bank's premium has been at the lowest available rate. Beginning in 1997, financial institutions insured by the FDIC were required to contribute to the FICO bond refinancing. This is expected to occur through the year 2003. Beginning January 1, 2000, the Bank's Bank Insurance Fund ("BIF") and Saving Association Insurance Fund ("SAIF") Oaker deposits will be assessed at the same rate.

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

OTHER ASPECTS OF FEDERAL AND STATE LAW. The Bank is also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency reporting, insider and affiliated party transactions, management interlocks, community reinvestment, truth-in-lending, electronic funds transfers, truth-in-savings, privacy, and equal credit opportunity.

Proposals for new legislation or rule making affecting the financial services industry are continuously being advanced and considered at both the national and state levels. Proposals are primarily focused upon restructuring and strengthening regulation and supervision to reduce the risks to which assets of banks and savings institutions are exposed.

Although further changes in the regulatory framework may be enacted, specific provisions and their ultimate effect upon the business of the Bank and the Company cannot be reliably anticipated.

GOVERNMENTAL MONETARY POLICIES AND ECONOMIC CONDITIONS. The earnings of the Bank and the Company are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. In particular, the FRB influences general economic conditions and interest rates through the regulation of money and credit conditions. It does so primarily through open-market operations in U.S. Government Securities, varying the discount rate on member and nonmember bank borrowings, and setting reserve requirements against bank deposits. FRB monetary policies have had a significant effect on the operating results of banks in the past and are likely to continue to have such an effect in the future. The general effect, if any, of such policies upon the future business and earnings of the Bank cannot be accurately predicted. In addition, losses sustained by the federal insurance funds and regulatory costs incurred in connection with failed or failing insured depository institutions continue to be assessed to those within the industry. As such, future earnings will be adversely affected by regulations enacted to cover these losses and costs.

EXECUTIVE OFFICERS

        NAME AND AGE                 PRINCIPAL OCCUPATION

        Dennis M. Conerton, 49       President and Chief Executive
                                     Officer of the Company and
                                     of the Bank. Prior thereto,
                                     Vice President-Controller,
                                     Regal-Beloit Corporation.

        James P. Kelley, 56          Executive Vice President and
                                     Secretary of the Company
                                     and Executive Vice President of
                                     the Bank and the Bank's
                                     predecessor, Beloit Savings Bank.

     Jesse L. Calkins, 59   Senior Vice President, Treasurer and Chief Financial
                            Officer of the Company and Senior Vice President and
                            Senior Trust Officer of the Bank, and the Bank's predecessor, Beloit Savings Bank.

     Richard J. Rusch, 55   Vice President Commercial Lending of the Bank
                            since August 1990. Prior thereto, Vice President
                            Commercial Loans, M & I Bank of Beloit.

     David A. Stearns, 53   Senior Vice President of the Bank
                            (October 1998 to Present); President
                            and Chief Executive Officer of the
                            Castle Bank Harvard, N.A., Harvard, IL
                            (1995 - 1997); President and Chief
                            Executive Officer of the Harris Bank
                            Woodstock, Woodstock, IL (1992 - 1995).

ITEM 2.  PROPERTIES

On December 31, 1999, the Company had eleven locations, of which three were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See the Notes to Consolidated Financial Statements included under Item 7 of this document for further information on properties.

ITEM 3.  LEGAL PROCEEDINGS

To management's knowledge no material legal proceedings are contemplated or pending to which it or its affiliates are or threatened to be a party, of which any of their property would be subject, other than routine litigation incidental to its business.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.


                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATE STOCKHOLDERS MATTERS

As of March 21, 2000 there were 368 Registered Stockholders. Information in response to this item, along with a table listing the declaration of dividends is found on page 15 of the Company's Annual Report, and is incorporated herein by reference.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides additional analysis of the Company's financial statements presented in its annual report and should be read in conjunction with this information. This discussion focuses on the significant factors which affected the Company's earnings in 1999, with comparisons to 1998 and 1997, where applicable. As of December 31, 1999, Blackhawk State Bank ("the Bank") was the only direct subsidiary of the Company and its operations contribute nearly all of the revenue and the majority of the consolidated expenses for the year. The Bank has three wholly owned subsidiaries. Nevahawk Investments, Inc. ("Nevahawk") is an investment subsidiary located in Nevada. RSL, Inc. operates mutual fund and annuity activities, and in turn owns Midland Acceptance Corp. ("MAC"), a consumer finance company that operated offices in Rochelle and Rockford, IL. First Financial Services of Belvidere, Inc. ("FFSI") administers and sells, on an agency basis, mortgage-related insurance products and a variety of insurance and annuity products.

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

As a part of this purchase, the Company also acquired all of the outstanding shares of Midland Acceptance Corporation ("MAC"), a consumer finance subsidiary. Midland operated as a consumer finance subsidiary through December, 1999 when the outstanding loan portfolio was sold.

Effective September 1, 1998, the Company completed the purchase of all of the outstanding shares of First Financial Bancorp, Inc. ("Belvidere") of Belvidere, Illinois for approximately $12.7 million in cash. Belvidere's wholly owned subsidiary, First Federal Savings Bank, a federal savings bank with two offices in Belvidere and one in Rockford, Illinois, and assets totaling approximately $86.0 million, was merged into the Bank on the effective date of the purchase.

Results of operations of Rochelle and Belvidere are incorporated in the Company's statements from the respective acquisition dates forward.

NET INTEREST INCOME
Net interest income ("Interest Margin") is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of income amounts and rates are on a tax-equivalent basis, which accounts for income earned on loans and securities that are not fully subject to income taxes as if they were fully subject to income taxes. Interest Margin in 1999 was $9.6 million, increasing 7.3% over the 1998 level of $8.9 million. Interest margin as a percent of average earning assets ("Interest margin rate") was 3.64% in 1999, 4.24% in 1998 and 4.52% in 1997. The decrease between 1999 and 1998 is the result of the lower yields on earning assets. A significant contributing factor to the decline in yield was the addition of a full year of the Belvidere operation, which had a lower interest margin rate than the Company upon its acquisition.

Interest income and fees on loans is the largest component of interest income and was the largest factor in the 16.1% increase in interest income during 1999. The inclusion of the Belvidere portfolio for 12 months versus four months in 1998 largely drove this increase. Internal portfolio loan growth did net an 8.0% increase from December 31, 1998 to December 31, 1999. The yield earned on loans decreased to 8.74% in 1999 compared to 9.10% in 1998. The Belvidere portfolio carried a lower average yield than the balance of the Company's loan portfolio. Additionally, yields on new loans added in the first half of 1999 were typically lower than the existing portfolio due to prevailing market interest rates.

Interest income and fees on loans increased 21.4% and was the largest factor in the increase of interest margin in 1998 compared to 1997. Each loan category had an increase in average balances as compared to 1997, the result of the acquisition of Belvidere on September 3, 1998. The yield earned on loans decreased to 9.10% in 1998 compared to 9.25% in 1997. Loan yields were adversely affected in 1998 by the decrease in overall market rates and the addition of the Belvidere loans for four months, which were predominantly one-to-four-family mortgage loans earning lower yields.

Investment income increased 36.1%, to $3.9 million in 1999 compared to $2.9 million in 1998. Average balances for both taxable and exempt securities were higher in 1999 when compared to 1998 as short-term investment balances were redeployed in March and April of 1999 to improve overall asset yield. Yields on taxable and exempt securities declined to 5.93% and 5.91%, respectively, in 1999 from 6.31% and 6.53%, respectively, in 1998 as new investments carried lower yields than the existing portfolio. In addition to scheduled maturities, certain higher-yielding investments were also subject to, and were, called by their issuers in 1999 further contributing to the overall portfolio yield decline. The deployment of short-term funds in March and April served to reduce the overall securities portfolio yield while increasing the yield on those particular funds that had been invested in short-term money market instruments. The Company continued through the early part of 1999 to reinvest maturities into tax exempt securities to take advantage of favorable spreads in such securities.

Investment income increased 12.8%, to $2.9 million in 1998 compared to $2.6 million in 1997. Average balances for both taxable and exempt securities were higher in 1998 when compared to 1997. The Company reinvested maturities from taxable securities into tax-exempt securities to take advantage of the favorable spread between these two investment types. The average balances of taxable investment securities were also affected by the Belvidere acquisition. The yield on taxable investment securities fell to 6.31% in 1998 from 6.52% in 1997, mostly due to lower overall market rates.

Total interest expense was $10.7 million in 1999, increasing 25.4% from $8.5 million in 1998. A 29.6% increase in average interest-bearing liability balances more than offset a 15-basis point drop in the cost of such liabilities. The increased volume was largely a function of 12 months of the Belvidere liabilities, compared to only four months in 1998 and the full year effect of borrowings incurred to complete the Belvidere transaction. Interest on interest-bearing deposits increased 19.6% as a 26.1% increase in volume was partially offset by declining costs. The average rate paid on interest-bearing deposits decreased to 4.39% in 1999 compared to 4.63% in 1998. The favorable repricing of the savings and time deposit portfolios and the shift in mixture of the interest-bearing deposit portfolio towards interest-bearing transaction accounts and savings accounts from time deposits contributed towards that decline. Interest on borrowings increased 71.1% as the Company funded loan growth in the latter three-quarters of the year with non-deposit liabilities. Additionally, the Company carried 12 months of borrowings for the Belvidere acquisition on its balance sheet compared to four months in 1998.

Total interest expense was $8.5 million in 1998, increasing 27.0% from $6.7 million in 1997. Increased volumes were the primary factors for this increase. These increased volumes were attributable to growth of the Bank's deposit base, the acquisition of deposits from Belvidere and the use of borrowings to complete the Belvidere transaction. This increase due to volumes was partially offset by lower rates paid on deposits. The average rate paid on deposits decreased to 4.63% in 1998 compared to 4.70% in 1997.

OTHER OPERATING INCOME AND EXPENSES
Other operating income increased 12.2% to $2.8 million in 1999 from $2.5 million in 1998. Increases in service charges on deposit accounts of $199,000, brokerage commissions of $100,000, loan servicing fees of $76,000, gains on sales of available-for-sale securities and portfolio loans of $69,000 and $144,000 respectively, were offset by declines in gains on sales of mortgages held for sale of $206,000 and trust fees of $51,000. The service charge, brokerage and loan servicing increases all related to the inclusion of 12 months of the Belvidere operation in 1999 compared to four months in 1998. The gain on sale of portfolio loans was the result of selling MAC's consumer finance loan portfolio in 1999. The decline in gains on sales of loans held for sale was the result of the increased rates on fixed rate mortgage loans in 1999. Increasing rates deteriorated the prices received on loans as well as reduced the volume of loans originated for sale.

Other operating income increased 62.7% to $2.5 million in 1998 from $1.5 million in 1997. Gain on sale of loans and brokerage and annuity commissions were the most significant factors in the increase. A $517,000 increase in the gain on sales of mortgage loans resulted from the addition of Belvidere for four months and the favorable rate environment that existed for fixed rate mortgage lending during 1998. Brokerage and annuity commissions more than doubled as Belvidere's brokerage operation contributed for four months and sales increased in the existing branches as the performance of the equity markets attracted customers. Additionally, service charges and fees on deposits increased $198,000 or 22.2% and trust fees increased $33,000 or 19.6% between periods. The increase in service charges and fees was largely attributable to the Belvidere acquisition, while the increase in trust fees was the result of a larger volume of assets under management and a higher market value of those assets.

Other operating expenses increased 30.2% to $10.1 million in 1999 from $7.8 million in 1998. The inclusion of Belvidere for a full year in 1999 was the biggest factor in the increase. Also contributing to the increase was the fact that the Bank opened a stand-alone branch in Roscoe, Illinois in March 1998. Salaries and wages increased $652,000 or 19.9% as continued administrative and back-office consolidation partially offset the additional eight months of Belvidere's operations in 1999. Amortization of purchase-accounting intangibles increased $246,000 or 68.7% as Belvidere's amortization began in September of 1998. Furniture and equipment expenditures increased 54.0% as the Company realized increased depreciation on newer equipment related to Y2K purchases and due to the additional eight months of Belvidere's operation. Data processing costs increased 41.0% with the full year effect of Belvidere's operation and Y2K related processing costs. The organization was forced to postpone its data processing consolidation until the year 2000. Other operating expenses increased 36.9% or $516,000. Over $300,000 of the increase is attributable to the additional eight months of Belvidere's operating expenses. The balance of the increase relates to an approximate 12% increase in miscellaneous operational expenditures. Occupancy expenses and employee benefits increased 15.3% and 21.6%, respectively, as a function of the additional eight months of Belvidere's operations.

Other operating expense increased 31.3% to $7.8 million in 1998 from $5.9 million in 1997. Inclusions of Rochelle for a full year and Belvidere for four months in 1998, along with the amortization of purchased intangibles, were the biggest factors in the increase. Also contributing to the increase was the fact that the Bank opened an in-store facility in July 1997 and a stand-alone branch in the Roscoe, Illinois market in March 1998. Some areas of expense such as data processing and professional fees did not increase as much as overall expenses. This was the result of efficiencies gained as a result of merging charters and merging the data processing system of Rochelle's into Beloit's.

Management monitors three ratios related to other operating income and expense:
(1) Net other operating expense as a percentage of average assets, (2) Standard efficiency ratio and (3) Gross efficiency ratio. Net other operating expense to average assets reversed the prior year's trend and increased to 2.54% in 1999 from 2.29% in 1998 and 2.39% in 1997. Considering all assets under management (mortgage loans serviced for others and managed trust assets) this ratio also increased over 1998, but remained under 1997 levels. The adjusted ratio was 1.65% in 1999, compared to 1.56% in 1998 and 1.79% in 1997. The standard efficiency ratio (other operating expense divided by net interest income plus other operating income) increased to 83.02% in 1999, compared to 68.8% in 1998 and 64.8% in 1997. Adjusted for intangible amortization, the ratio increased to 78.06% in 1999 compared to 65.6% in 1998 and 63.3% in 1997. The gross efficiency ratio (other operating expense divided by interest income plus other operating income) increased to 44.2% in 1999 compared to 39.1% in 1998 and 37.3% in 1997. Adjusted for intangible amortization, the ratio increased to 41.5% in 1999, compared to 37.2% in 1998 and 36.4% in 1997.

The downward trend in the efficiency ratios was expected, and is attributable to the newly acquired operations that are not fully integrated into the Company and to the three new branch office locations opened in 1997 and 1998. These operations should begin to have a positive impact on the efficiency ratios as they continue to increase their customer base. The gross efficiency ratio was negatively impacted by lower general market interest rates which have steadily reduced the overall yield on earning assets, while the standard efficiency ratio has been hurt by Belvidere's lower relative margin as compared to the Company's overall margin.

PROVISIONS FOR LOSSES
The provision for loan losses was $464,000, $315,000 and $192,000 for 1999, 1998, and 1997, respectively. In 1999, the Bank had net charge-offs of $359,000, (total charge-offs of $408,000 less recoveries of $49,000), compared to 1998 when it had net charge-offs of $375,000, (total charge-offs of $395,000 less recoveries of $20,000). In 1997, Blackhawk experienced net charge-offs of $176,000, (total charge-offs of $215,000 less recoveries of $39,000). Net charge-offs to average loans were 0.20% in 1999, 0.24% in 1998 and 0.14% in 1997.

The allowance for loan losses as a percent of loans was 1.04% at December 31, 1999 compared to 1.08% at December 31, 1998 and to 1.11% at December 31, 1997. This downward trend continues to be a function of the shift in the Company's loan mix. With the acquisition of Rochelle and Belvidere, the Company increased its proportion of one-to-four-family mortgages to total loans. One-to-four-family mortgages are generally lower risk loans. Management feels that the allowance for loan losses is adequate based upon the current portfolio and market conditions. As the loan portfolio shifts and market conditions warrant, the allowance may be adjusted.

INCOME TAXES
The effective income tax rate decreased to 30.9% in 1999 from 37.2% in 1998 and 35.3% in 1997. Contributing to the decline in the tax rates were the increased holdings of tax-exempt municipal securities, the percentage of income being generated by the Company's Nevada subsidiary and the increased Illinois state tax-exempt agency investment holdings. Income generated at Nevahawk is not subject to state income taxes while certain U.S. Government Agency investments qualify for state tax exemption for the Bank within Illinois. Offsetting these benefits was the increase in non-deductible amortization of purchase-related premiums and goodwill.

BALANCE SHEET ANALYSIS
Total assets as of December 31, 1999 were $295.7 million compared to $291.5 million as of December 31, 1998. Asset growth was subdued in relation to 1998 and 1997 as the Company refrained from acquiring institutions in 1999 and turned the focus to integration and internal growth.

CASH AND CASH EQUIVALENTS
Cash and equivalents were $12.0 million as of December 31, 1999 compared to $9.6 million at December 31, 1998. As the end of the century approached, Blackhawk, like other financial institutions, had higher levels of cash on hand in preparation for extraordinary consumer withdrawals. By the century date change weekend depositors had demonstrated their confidence in the Company's preparedness by refraining from withdrawing large sums and the emergency cash went unused. The excess cash was quickly reduced during the month of January 2000 to levels comparable to the end of 1998.

INTEREST-BEARING DEPOSIT ACCOUNTS
The reduction of interest-bearing deposits to $4.6 million as of December 31, 1999, from $6.4 million on December 31, 1998 was the result of increasing cash on hand as cash inventories are managed through lower-yielding liquid assets such as interest-bearing deposits.

FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS
Federal funds sold and short-term investments decreased dramatically to $0.1 million as of December 31, 1999 from $22.8 million as of December 31, 1998. In the late first quarter and early second quarter of 1999, short-term liquid funds were invested in short-to-medium-term securities to improve asset yields.

SECURITIES
Available-for-sale securities grew $18.1 million, to $49.1 million as of December 31, 1999 from $31.0 million as of December 31, 1998. As mentioned above, much of this increase was the result of redeploying federal funds sold and short-term investments. Securities classified as held-to-maturity declined approximately $2.2 million, or 10%, to $19.7 million from $21.9 million.

LOANS HELD FOR SALE
As of December 31, 1999, loans held for sale were approximately $0.5 million compared to nearly $4.4 million on December 31, 1998. These loans are generally long-term fixed-rate loans which lost much of their consumer appeal later in 1999 as rates increased from 1998's 30-year lows.

LOANS
Net portfolio loans increased 8.0% during 1999 to $190.2 million at December 31, 1999 from $176.0 million at December 31, 1998. As intended, commercial and consumer lending which achieves the Company's objective of restructuring the balance sheets of its acquired thrift organizations fueled growth in the loan portfolio. Growth rates in commercial (including commercial real estate) and consumer loans were 42.3% and 10.1% respectively during 1999. The consumer portfolio growth occurred in spite of the Company divesting its subsidiary's consumer finance loan portfolio consisting of $1.7 million in outstandings. Residential mortgage loans decreased 5.6% during 1999 as borrowers refinanced out of adjustable rate mortgages early in 1999 to lock in long-term fixed rates. The Company generally sells such loans into the secondary market.

BANK PREMISES AND EQUIPMENT
The decrease to $7.1 million as of December 31, 1999 from $7.5 million the previous year-end was the result of depreciation offset partially by the acquisition of new equipment. New equipment purchases totaled $660,000. Most purchases were to replace and upgrade equipment in anticipation of Y2K.

INTANGIBLE ASSETS
These assets consist of goodwill and purchase premiums resulting from the purchases of the Rochelle and Belvidere institutions as well as originated mortgage servicing rights. The decrease in intangible assets between December 31, 1999 and December 31, 1998 was primarily the result of the amortization of the purchase-accounting intangible assets.

DEPOSITS
Total deposits at December 31, 1999 were $234.1 million. This compares to $241.4 million at December 31, 1998. The Company experienced significant price competition on interest-bearing deposits in several of its markets and elected to shift towards alternative funding sources to attempt to preserve its interest margin. With the exception of money market accounts, the balances in each type of interest-bearing deposit liability decreased during 1999. Pricing pressures continued through the end of 1999 and are expected to persist in the short-term. As a result, time deposits may continue to decline as a percentage of liabilities.

OTHER BORROWINGS
The use of alternative funding sources increased during 1999. Other borrowings increased to $35.4 million as of December 31, 1999 compared to $21.7 million as of December 31, 1998. Because of pricing considerations, deposit growth has not been sufficient to fund growth and increases in other borrowings can be expected to continue. The primary source for these borrowings has been, and is expected to continue to be, the Federal Home Loan Bank of Chicago ("FHLB"). Advances from the FHLB as of December 31, 1999 totaled $19.7 million.

ASSET/LIABILITY MANAGEMENT
Asset/liability management is the process of identifying, measuring and managing the risk to the Company's earnings and capital resulting from the movements in interest rates. It is the Company's objective to protect earnings and capital while achieving liquidity, profitability and strategic goals.

During 1999 the Company began to focus its measure of interest rate risk on the effect a shift in interest rates would have on earnings rather than on the amount of assets and/or liabilities subject to repricing in a given time period. Since not all assets or liabilities move at the same rate and at the same time, a determination must be made as to how each interest earning asset and each interest bearing liability adjusts with each change in the base rate. The Company develops, evaluates and amends its assumptions on an ongoing basis and analyzes its earnings exposure monthly.

In addition to the effect on earnings, a monthly evaluation is made to determine the change in the economic value of the equity with various changes in interest rates. This determination indicates how much the value of the assets and the value of the liabilities change with a specified change in interest rates. The net of the economic values of the assets and liabilities results in an economic value of equity.

LIQUIDITY
Liquidity as it relates to the subsidiary bank is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Bank's principal source of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of securities, income from operations, and short-term borrowings. Additional sources include purchasing federal funds, sales of loans, sales of securities, borrowing from the Federal Reserve Bank and the FHLB and capital loans. Current year earnings can be paid to the Bank, from Nevahawk, to provide additional liquidity, without incurring a tax liability under present law.

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

CAPITAL
Total shareholders equity as of December 31, 1999 was $23.3 million compared to $24.4 million as of December 31, 1998. The decrease primarily resulted from the net decline in the market value of securities available for sale. The capital ratios of the Company are in excess of the regulatory requirements. Core capital as a percent of risk based assets for 1999 is 9.52% compared to a December 31, 1998 ratio of 8.36% and a regulatory requirement of 4.00%. Total capital as a percent of risk based assets for 1999 is 10.61% compared to a December 31, 1998 ratio of 9.31% and a regulatory requirement of 8.00%. The leverage ratio for the Company is 6.10% compared to a December 31, 1998 ratio of 6.00% and a 3.00% regulatory requirement.

IMPACT OF INFLATION AND CHANGING PRICES
Unlike most industrial companies, most of the assets and liabilities of the Bank are monetary in nature. Consequently, interest rates have more significant impact on the Company's performance and results of operations than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the Consumer Price Index. As discussed previously under Asset/Liability Management, the Bank's interest rate exposure in conjunction with the direction of the movement in interest rates, is an important factor in the Company's results of operations. The Company's financial statements are prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars, without giving consideration to changes in the relative purchasing power of money over time due to inflation.

ACCOUNTING DEVELOPMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires and entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for fiscal years beginning after June 15, 2000. Management, at this time, cannot determine the effect adoption of this statement may have on the consolidated financial statements of the Company as the accounting for derivatives is dependent on the amount and nature of derivatives in place at the time of adoption.

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


ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Incorporated by reference to pages 30 through 49 of this report on Form 10-KSB.

Following are supplemental data tables of the Company:
TABLE 1 RATE/VOLUME ANALYSIS

                 Average Balance           Average Rate                                                   Interest Earned or Paid
   1999      1998       1997     1999     1998      1997                                                  1999      1998      1997
                                                            Interest Earning Assets:
    54,669    39,314    35,778    5.93%     6.31%     6.52%    Taxable investment                            3,240    2,482   2,331
                                                            securities
    11,343     5,992     3,394    5.91%     6.53%     6.33%    Tax-exempt investment securities                670      391     215

    66,012    45,306    39,172    5.62%     6.34%     6.50%       Total investments                          3,910    2,873   2,546

   181,089   153,600   125,403    8.74%     9.10%     9.25%    Loans                                        15,821   13,975  11,597
     4,201     6,948     2,678    6.86%     5.39%     5.30%    Federal funds sold & short term investments     288      375     142
    11,585     4,461     2,103    2.17%     5.15%     4.09%    Interest bearing deposits in banks              251      230      86

   262,887   210,315   169,356    7.71%     8.30%     8.49% TOTAL EARNING                                   20,270   17,453  14,371
                                                            ASSETS

                                                            Interest Bearing Liabilities:
    17,468    13,776    10,786    1.08%     1.18%     1.40%    Interest bearing demand deposits                189      162     151
    62,869    47,645    34,960    2.97%     3.19%     3.05%    Savings deposit                               1,866    1,519   1,065
   125,920   102,083    80,557    5.55%     5.77%     5.85%    Time deposits                                 6,994    5,888   4,715

   206,257   163,504   126,303    4.39%     4.63%     4.70%       Total interest bearing deposits            9,049    7,569   5,931

    21,732     6,897    11,651    2.97%     5.28%     5.25% Short-term borrowings                              646      364     612
     6,873    10,795     2,999   14.71%     5.60%     5.90% Long-term borrowings                             1,011      604     177


TABLE 1 RATE/VOLUME ANALYSIS (CONTINUED)
   234,862   181,196   140,953    4.56%     4.71%     4.77% TOTAL INTEREST BEARINGS LIABILITIES          10,706     8,538    6,720

                                  3.07%     3.59%     3.72% INTEREST RATE
                                                            SPREAD

                                                            NET INTEREST
                                                            MARGIN/
                                  3.64%     4.24%     4.52%  NET INTEREST                                 9,565     8,915    7,651
                                                            INCOME


                                                  1999 Compared to 1998                       1998 Compared to 1997
                                        Increase (Decrease) due to                   Increase (Decrease) due to
                                        Rate/Volume                                  Rate/Volume

                                                             Rate/                                        Rate/
                                        Rate      Volume     Volume     Net            Rate    Volume    Volume     Net
Interest Earning Assets:
   Taxable investment                       (151)       969     (59)       759           (72)       230       (7)      151
securities
   Tax-exempt investment securities          (37)       349     (33)       279              6       165         5      176

      Total investments                     (188)     1,318     (92)     1,038           (66)       395       (2)      327

   Loans                                    (557)     2,501    (100)     1,844          (189)     2,612      (45)    2,379
   Federal funds sold & short term
      investments                             100     (148)     (39)      (87)              3       226         4      233
   Interest bearing deposits in banks       (133)       367    (213)        21             22        97        25      143

   TOTAL EARNING ASSETS                     (778)     4,038    (444)     2,816          (230)     3,330      (18)    3,082


Interest Bearing Liabilities:
   Interest bearing demand deposits          (13)        44      (4)        27           (24)        42       (7)       11
   Savings deposits                         (106)       486     (34)       346             50       386        18      454
   Time deposits                            (220)     1,375     (51)     1,104           (69)     1,260      (18)    1,173

      Total interest bearing deposits       (339)     1,905     (89)     1,477           (43)     1,688       (7)    1,638

   Short-term borrowings                    (159)       783    (342)       282              2     (250)       (1)    (248)
   Long-term borrowings                       983     (220)    (357)       406            (9)       460      (24)      427

TOTAL INTEREST BEARING
   LIABILITIES                                485     2,468    (788)     2,165           (50)     1,899      (32)    1,817

NET INTEREST MARGIN                       (1,263)     1,570      344       651          (180)     1,431        14    1,265

Table 2
ANALYSIS OF  LOAN PORTFOLIO


                                                          1999                        1998                           1997
(in thousands)                                                    % of                       % of                           % of
                                                  Amount          Total       Amount        Total           Amount          Total
Real estate-mortgage                              136,943         71.80%     130,924         72.58%          83,398         60.98%
Real estate-construction                            2,047          1.07%       3,535          1.96%           3,956          2.89%
Real estate-held-for-sale                             540          0.28%       4,362          2.42%           1,024          0.75%
Consumer                                           29,224         15.32%      26,532         14.71%          25,006         18.28%
Commercial                                         23,965         12.57%      17,131          9.50%          25,333         18.52%

Gross loans                                       192,719        101.05%     182,484        101.16%         138,717        101.42%


Unearned income                                         0          0.00%       (180)         -0.10%           (420)         -0.31%
Allowance for loan loss                           (1,996)         -1.05%     (1,915)         -1.06%         (1,523)         -1.11%


Net loans                                         190,723        100.00%     180,389        100.00%         136,774        100.00%

ALLOCATION OF ALLOWANCE FOR LOAN LOSS BY CATEGORY

                                                             Percent of                Percent of                      Percent of
                                                            Gross Loans                Gross Loans                     Gross Loans
                                              Amount        by Category    Amount      by Category       Amount        by Category
Real estate-mortgage                               677         33.92%         705         36.81%             545         35.78%
Real estate-construction                             0          0.00%           0          0.00%               0          0.00%
Consumer                                           578         28.96%         644         33.63%             353         23.18%
Commercial                                         741         37.12%         566         29.56%             625         41.04%
Commercial Paper                                     0          0.00%           0          0.00%               0          0.00%

Total                                            1,996        100.00%       1,915        100.00%           1,523        100.00%

SUMMARY OF LOAN LOSS EXPERIENCE

                                                             December 31,
                                                    1999           1998         1997
Allowance for loan losses, beginning                1,915          1,523       1,186
Amounts associated with acquisition                     0            452         321
Amounts associated with sale                           24              0           0
Amounts charged-off:
   Real estate-mortgage                                94              1         110
   Consumer                                           314            180         104
   Commercial                                           0            214           1
      Total Charge-offs                               408            395         215



Recoveries on amounts previously charge-off:
   Real estate-mortgage                                 5              0           2
   Consumer                                            44             13          17
   Commercial                                           0              7          20
      Total recoveries                                 49             20          39
      Net charge-offs                                 359            375         176
Provision charged to expense                          464            315         192
Allowance for loan losses, ending                   1,996          1,915       1,523

NON-PERFORMING LOANS AT PERIOD END
Impaired loans                                      1,984          2,389         325
Non-accrual                                           565            857         610
Past due 90 days or more and still accruing           529            240         143
   Total non-performing loans                       3,078          3,486       1,078

RATIOS
Allowance for loan loss to period-end loans         1.04%          1.08%       1.11%
Net charge-offs to average loans                    0.20%          0.24%       0.14%
Recoveries to charge-offs                          12.01%          5.06%      18.14%
Non-performing loans to gross loans                 1.60%          1.41%       0.78%

EFFECT ON INTEREST INCOME OF NON-ACCRUAL LOANS
Income recognized                                      35             33          34
Income that would have been recognized in              73             76          78
accordance with the original loan terms

Table 3
OTHER INCOME AND EXPENSE



                                                  1999                         1998                         1997
(in thousands)                                             % of                         % of                        % of
                                                          Average                      Average                     Average
                                          Amount          Assets        Amount         Assets        Amount         Assets
Non-interest expense                      10,098          3.52%          7,757          3.37%        5,909          3.23%
Non-interest income                        2,806          0.98%          2,499          1.09%        1,536          0.84%

Net non-interest expense                   7,292          2.54%          5,258          2.28%        4,373          2.39%

Table 4
Three-Year Comparison of Average Balance Sheets


                                                                         Years Ended December 31,
                                                      1999                      1998                          1997
                                                          Percent of                 Percent of                      Percent of
(in thousands)                                 Amount       Total       Amount         Total           Amount          Total
ASSETS:
   Federal funds sold
     and short term investments                  4,201       1.47%        6,948          3.02%            2,678          1.46%
   Interest bearing deposits
    in banks                                    11,585       4.04%        4,461          1.94%            2,103          1.15%
   Taxable investment securities
    securities                                  54,669      19.07%       39,314         17.10%           35,793         19.55%
   Tax-exempt investment
    securities                                  11,343       3.96%        5,992          2.61%            3,394          1.85%
  Loans, net of unearned
    income                                     181,089      63.18%      153,600         66.82%          124,008         67.74%

     Total earning assets                      262,887      91.72%      210,315         91.49%          167,976         91.76%

   Cash and due from banks                       5,256       1.83%        7,988          3.47%            6,426          3.51%
   Bank premises and equipment                   7,065       2.46%        5,544          2.41%            4,305          2.35%
   Other non-earning assets                     11,460       4.00%        6,039          2.63%            4,361          2.38%

     Total non-earning assets                   23,781       8.30%       19,571          8.51%           15,092          8.24%

TOTAL ASSETS                                   286,668     100.00%      229,886        100.00%          183,068        100.00%

LIABILITIES AND STOCKHOLDERS' EQUITY/CAPITAL
LIABILITIES:

   Interest bearing demand                      17,468       6.09%       13,776          5.99%           10,786          5.89%
   Savings accounts                             62,869      21.93%       47,645         20.73%           34,960         19.10%
   Time deposits                               125,920      43.93%      102,083         44.41%           80,557         44.00%

    Total interest bearing
     deposits                                  206,257      71.96%      163,504         71.12%          126,303         68.99%

   Short-term borrowings                        21,732       7.58%        6,897          3.00%           11,651          6.36%
   Long-term borrowings                          6,873       2.40%       10,795          4.70%            2,999          1.64%

    Total interest bearing
      liabilities                              234,862      81.94%      181,196         78.82%          140,953         76.99%

   Non-interest bearing deposits                25,538       8.91%       21,941          9.54%           16,510          9.02%
   Other liabilities                             2,394       0.84%        3,252          1.41%            2,902          1.59%

    Total liabilities                          262,794      91.68%      206,389         89.78%          160,365         87.60%

  Stockholders' Equity/Capital                  23,874       8.33%       23,497         10.22%           22,703         12.40%

TOTAL LIABILITIES AND
  STOCKHOLDERS EQUITY/CAPITAL                  286,668     100.00%      229,886        100.00%          183,068        100.00%


Table 5
INVESTMENT SECURITIES

                                                      December 31,
                                          1999            1998            1997
Available-for-Sale
US Treasury                                 246             503           1,252
US Government Agency                     42,745          27,060           7,389
Tax-exempt obligations                      155             162               0
Other securities                          5,925           3,257             847

Total market value of
 investment securities                   49,071          30,982           9,488

Held-to-Maturity
US Treasury                               2,000           5,058          10,191
US Government Agency                      5,225           8,895          13,900
Tax-exempt obligations                   12,471           8,135           4,341
Other securities                              0               0             488

Total book value of
 investment securities                   19,696          22,088          28,920

Total market value of
 investment securities                   19,373          21,896          29,073

Total Securities                         68,767          53,070          38,408

TABLE 6
INVESTMENT SECURITIES

                                       Within           After One          After Five           After
                                      One Year         but Within         but Within         Ten Years
                                                       Five Years          Ten Years
                                  Amount    Yield     Amount  Yield      Amount   Yield    Amount   Yield
Available-for-Sale
US Treasury                            246   6.07%         0   0.00%        0    0.00%        0   0.00%
US Government Agency                 1,294   5.54%    31,744   6.12%    6,042    6.65%    3,665   6.19%
Tax-exempt obligations                   0   0.00%         0   0.00%        0    0.00%        0   0.00%
Other securities                       502   6.35%     3,517   5.88%        0    0.00%    2,061   6.16%

Total                                2,042   5.80%    35,261   6.10%    6,042    6.65%    5,726   6.18%

Held-to-Maturity
US Treasury                          2,000   6.03%         0   0.00%        0    0.00%        0   0.00%
US Government Agency                     0   0.00%       501   5.80%      418    5.80%    4,307   6.12%
Tax-exempt obligations                 715   4.44%     7,810   4.17%    3,945    4.31%        0   0.00%
Other securities                         0   0.00%         0   0.00%        0    0.00%        0   0.00%

Total                                2,715   5.61%     8,311   4.27%    4,363    4.45%    4,307   6.12%

Grand Total                          4,757   5.69%    43,572   5.75%   10,405    5.73%   10,033   6.15%

Table 7
MATURITY AND INTEREST SENSITIVITY OF LOANS
December 31,1999

                                                                                                       Greater than
(in thousands)                             Time Remaining to Maturity                                    one year
                                                  After one                                       Fixed          Floating
                                  Due Within      but Within     After Five                      Interest        Interest
                                  One Year       Five Years        Years          Total           Rate            Rate
Real estate-mortgage                 42,847         67,116          26,981        136,944          57,632         36,465
Real estate-construction              1,790            257               0          2,047             257              0
Consumer                             10,665         17,996             563         29,224          17,423          1,136
Commercial                            8,683         12,601           2,681         23,965          12,399          2,883

Gross Loans                          63,985         97,970          30,225        192,180          87,711         40,484


Table 8
COMPOSITION OF DEPOSITS AND INTEREST RATES PAID

                                                         Years Ended December 31,
                                                   1999                             1998
                                    Average   Percent of  Average    Average    Percent of    Average
(in thousands)                      Balance     Total       Rate     Balance      Total        Rate
Non-interest bearing demand            25,538     11.02%     --         21,941       11.83%     --
deposits
Interest bearing demand deposits       17,468      7.54%      1.08%     13,776        7.43%       1.18%
Savings deposits                       62,869     27.12%      2.95%     47,645       25.69%       3.19%
Time deposits                         125,920     54.32%      5.56%    102,083       55.05%       5.77%

Total                                 231,795    100.00%      4.38%    185,445      100.00%       4.63%


                                             Years Ended December 31,
                                                       1997
                                      Average     Percent of     Average
(in thousands)                        Balance       Total         Rate
Non-interest bearing demand               16,510       11.56%      --
deposits
Interest bearing demand deposits          10,786        7.55%       1.40%
Savings deposits                          34,960       24.48%       3.05%
Time deposits                             80,557       56.41%       5.85%

Total                                    142,813      100.00%       4.70%


Table 9
Interest Rate Risk Analysis
December 31, 1999

                                                                            Time Remaining to Maturity
                                                            Due Within     Four to    Seven  to      After
(in thousands)                                              3 months      6 months    12 months    12 months       Total
Certificates of Deposit
   Less than $100,000                                         26,051       19,062       17,176       36,434         98,723
   More than $100,000                                         11,768        6,721        5,319        3,504         27,312

Total                                                         37,819       25,783       22,495       39,938        126,035

TABLE 10
Short-term Borrowing


                                                              1999           1998          1997
Balance outstanding December 31,
Repurchase agreements                                         4,164          4,576       10,256
Fed funds purchased                                           4,400              0            0
FHLB Open line of credit                                     10,000              0        1,975
                                                      ------------------------------------------
                                                             18,564          4,576       12,231
                                                      ==========================================

Weighted rate December 31,
Repurchase agreements                                         3.25%          4.51%        5.28%
Fed funds purchased                                           4.00%          0.00%        5.96%
FHLB Open line of credit                                      4.74%          0.00%        0.00%
                                                      ==========================================
                                                              4.23%          4.51%        5.39%
                                                      ==========================================
Maximum month-end outstanding balance
Repurchase agreement                                         10,121         11,387       17,038
Fed funds purchased                                          13,500          1,600        4,150
FHLB Open line of credit                                     10,000              0            0


                                                               1999          1998          1997
Year-to-date average amount outstanding
Repurchase agreements                                         3,734          6,411       11,970
Fed funds purchased                                           6,873            486          441
FHLB Open line of credit                                      1,570              0            0
                                                      ------------------------------------------
                                                             12,177          6,897       12,411
                                                      ==========================================
Year-to-date average weighted rate
Repurchase agreements                                         4.93%          5.20%        5.25%
Fed funds purchased                                           5.64%          6.34%        5.25%
FHLB Open line of credit                                      5.62%          0.00%        0.00%
                                                      ------------------------------------------
                                                              5.41%          5.28%        5.25%
                                                      ==========================================

Table 11
Interest Rate Risk Analysis
December 31, 1999

                                                                    Two-         Four-     Seven-      Ten-      Over
                                                         One        three         six       nine      twelve     One
(in thousands)                                          Month      months       months     months     months     year         Total
Federal funds sold and short-term investments                91          0           0         0           0          0          91
Interest bearing deposits                                 4,616          0           0         0           0          0       4,616
Taxable investment securities                             2,221      1,504       1,698         0         770     50,103      56,296
Tax-exempt investment securities                            410          0         180         0         126     11,755      12,471
Loans                                                    12,838     18,602      20,398    12,487      15,262    113,132     192,719

Total interest-earning assets                            20,176     20,106      22,276    12,487      16,158    174,990     266,193



Table 12
Selected Equity Ratios

                                                         1999        1998      Regulatory
                                                        Ratio       Ratio     Requirement
Equity as a percent of assets                             7.89%        10.22%          N/A
Core capital as a percent of risk based assets            9.52%         8.36%        4.00%
Total capital as a percent of risk based assets          10.61%         9.31%        8.00%
Leverage ratio                                            6.10%         6.00%        3.00%


Table 13
Selected Financial Ratios


                                                              1999           1998          1997          1996            1995
Return on average assets                                      0.39%          0.87%        1.07%           1.16%          1.05%
Return on average equity                                      4.64%          8.33%        8.61%           7.85%          7.06%
Average equity to average assets                              7.43%         10.22%       12.40%          14.54%         13.62%
Dividend payout ratio                                       100.18%         53.41%       50.00%          50.67%         46.88%
Interest rate spread                                          2.98%          3.59%        3.72%           3.39%          3.39%
Net interest margin                                           3.06%          4.24%        4.52%           4.33%          4.27%
Net non-interest expense to assets                            3.42%          2.29%        2.38%           2.15%          2.86%
Efficiency ratio                                             83.02%         68.82%       64.76%          60.76%         64.13%
Allowance for loan losses to total loans at end of            1.04%          1.08%        1.11%           1.19%          0.98%
period

         ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III
         ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         a) Directors of the registrant. The information that will appear under "Election of Directors" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 17, 2000 is incorporated herein by this reference.

         b)   Executive officers of the Registrant. The information presented in
              Item I of this report is incorporated herein by this reference.

         ITEM 10  EXECUTIVE COMPENSATION

         The information that will appear under "Director and Executive Compensation" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 17, 2000 is incorporated herein by this reference.

         ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information that will appear under "Beneficial Ownership of Securities" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 17, 2000 is incorporated herein by this reference.

         ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information that will appear under "Certain Transactions with Management and Others" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 17, 2000 is incorporated herein by this reference.

         ITEM 13  EXHIBITS AND REPORTS FORM 8-K

         a) Documents Filed:

         1 and 2. Financial Statements. See the following "Index to Financial
                  Statements," which is incorporated herein by this reference.

         3 Exhibits. See "Exhibit Index" which is incorporated herein by this reference.

         b) Reports On Form 8-K:
              There were no reports filed on Form 8-K during the fourth quarter of 1999.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.


                                     Blackhawk Bancorp, Inc.



                                     By /s/ James P. Kelley
                                        -------------------------------------
                                       James P. Kelley
                                       Executive Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2000.



Principal Executive Officer and Director:
 Director, President and               /s/ Dennis M. Conerton
 Chief Executive Officer               ---------------------------------------
                                       Dennis M. Conerton, President and Chief
                                       Executive Officer

Principal Financial Officer, Accounting
 Officer and Director:                 /s/ Jesse L. Calkins
                                       --------------------
                                       Jesse L. Calkins,
                                       Senior Vice President
                                       Treasurer and Chief Financial Officer


Directors:


/s/ John B. Clark                                     /s/ James P. Kelley
-----------------                                     -------------------
    John B. Clark                                         James P. Kelley

/s/ H. Daniel Green                                   /s/ Fred Klett
-------------------                                   --------------
    Dr. H. Daniel Green                                   Fred Klett

/s/ Charles Hart                                      /s/ George Merchant
----------------                                      -------------------
    Charles Hart                                          George Merchant

/s/ Kenneth A Hendricks                               /s/ Roger Taylor
-----------------------                               ----------------
    Kenneth A. Hendricks                                  Roger Taylor

                             Blackhawk Bancorp, Inc.
                                Exhibit Index To
                        1999 Annual Report on Form 10-KSB

                                                                                               Filed
Exhibit                                            Incorporated Herein                         Here-
Number          Description                        By Reference To:                            with             Page No.
------          -----------                        ----------------                            ----             --------
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

10.3            Blackhawk Bancorp, Inc.            Exhibit 10.3 to 1990 Form 10-K,
                Employee Stock Ownership           dated March 31, 1990
                Plan

10.31           Amendment to Blackhawk             Exhibit 10.31 to 1994 Form 10-KSB,
                Bancorp, Inc. Employee             dated March 29, 1995
                Stock   Ownership Plan

10.4            Blackhawk Bancorp, Inc.            Exhibit 10.4 to Amendment No. 1
                Employee Stock Ownership           to Registration Statement Form
                Trust                              S-1 (No. 33-32351)

                                                                                               Filed
Exhibit                                            Incorporated Herein                         Here-
Number          Description                        By Reference To:                            with             Page No.
------          -----------                        ----------------                            ----             --------
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

10.8            Blackhawk Bancorp, Inc.            Exhibit 10.9 to 1994 Form 10-KSB,
                Directors' Stock Option Plan       dated March 29, 1995

10.9            Blackhawk Bancorp, Inc.            Proxy Statement for its Annual
                Executive Stock  Option Plan       Meeting of Stockholders on May 13,
                                                   1998, dated April 2, 1998

13              1999 Annual Report To              Proxy Statement for its Annual
                Stockholders                       Meeting of Stockholders on May 17,
                                                   2000, dated April 7, 2000


21              Subsidiaries of                                                                     X
                Registrant

22              Proxy Statement for its
                Annual Meeting of
                Stockholders on May 17, 2000

27              Financial Data Schedule                                                             X

                             BLACKHAWK BANCORP, INC.

         Index To Financial Statements And Financial Statement Schedules

The following Consolidated Financial Statements of the Blackhawk Bancorp, Inc. are located in Item 7 of this 10-KSB. 10-KSB page as indicated:


                                                                      Annual
                                                                   Report Pages
                                                                   -------------

Report of Independent Public Accountants.................................30

Consolidated Balance Sheets - December 31, 1999
  and 1998 ..............................................................31

Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997 ......................................32

Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 1999, 1998 and 1997.......................33

Consolidated Statements of Cash Flows for the years
  ended December 31, 1999, 1998 and 1997 ................................34
Notes to the Consolidated Financial Statements...........................36-49

                             BLACKHAWK BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1999

INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
Blackhawk Bancorp, Inc.
Beloit, Wisconsin


We have audited the accompanying consolidated balance sheets of Blackhawk Bancorp, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Blackhawk Bancorp, Inc. and Subsidiary for the year ended December 31, 1997, was audited by other auditors whose report dated February 20, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk Bancorp, Inc. and Subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Wipfli Ullrich Bertelson LLP

Wipfli Ullrich Bertelson LLP
February 4, 2000
Green Bay, Wisconsin

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                                          1999             1998
                                                                                          ----             ----
ASSETS
Cash and cash equivalents                                                           $    11,994,000   $     9,598,000
Interest-bearing deposit accounts                                                         4,616,000         6,375,000
Federal Funds sold and other short-term investments                                          91,000        22,828,000
Securities:
    Available-for-sale                                                                   49,071,000        30,982,000
    Held-to-maturity, fair value of $19,373,000 in 1999 and $20,088,000 in 1998          19,696,000        21,896,000
Loans held for sale                                                                         540,000         4,362,000
Loans, net of allowance for loan losses of  $1,996,000 in 1999 and $1,915,000 in        190,184,000       176,027,000
1998
Bank premises and equipment, net                                                          7,065,000         7,483,000
Accrued interest receivable                                                               2,028,000         1,908,000
Intangible assets                                                                         7,511,000         8,152,000
Other assets                                                                              2,888,000         1,857,000
                                                                                    ---------------   ---------------

    Total Assets                                                                    $   295,684,000   $   291,468,000
                                                                                    ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits:
        Non-interest bearing                                                        $    30,552,000   $    33,110,000
        Interest bearing                                                                203,573,000       208,285,000
                                                                                    ---------------   ---------------
             Total deposits                                                             234,125,000       241,395,000
                                                                                    ---------------   ---------------
    Borrowed funds:
        Short-term borrowings                                                            18,564,000         4,576,000
        Long-term borrowings                                                             16,803,000        17,123,000
                                                                                    ---------------   ---------------
             Total borrowed funds                                                        35,367,000        21,699,000
                                                                                    ---------------   ---------------
    Accrued interest payable                                                              1,030,000         1,046,000
    Other liabilities                                                                     1,837,000         2,928,000
                                                                                    ---------------   ---------------

             Total Liabilities                                                          272,359,000       267,068,000
                                                                                    ---------------   ---------------
SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value per share; authorized
        1,000,000 shares; issued, none                                                            -                 -
    Common stock, $.01 par value per share; authorized
        10,000,000 shares; issued 2,324,673 in 1999 and 2,313,373 in 1998                    23,000            23,000
    Additional paid in capital                                                            7,178,000         7,099,000
    Employee stock options earned                                                           129,000           130,000
    Retained earnings                                                                    16,973,000        16,975,000
    Treasury stock, 10,324 shares, at cost                                                 (120,000)         (120,000)
    Accumulated other comprehensive income (deficit)                                       (858,000)          293,000
                                                                                    ----------------  ---------------

        Total Shareholders' Equity                                                       23,325,000        24,400,000
                                                                                    ---------------   ---------------

        Total Liabilities and Shareholders' Equity                                  $   295,684,000   $   291,468,000
                                                                                    ===============   ===============
















                 See Notes to Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                          1999             1998            1997
                                                                          ----             ----            ----
Interest Income:
   Interest and fees on loans                                        $  15,817,000    $  13,975,000   $   11,597,000
   Interest on securities:
      Taxable                                                            3,240,000        2,482,000        2,433,000
      Exempt from federal income taxes                                     467,000          265,000          152,000
   Interest on federal funds sold and other short-term investments         288,000          363,000           41,000
   Interest on interest-bearing deposits                                   251,000          241,000           85,000
                                                                     -------------    -------------   --------------
      Total interest income                                             20,063,000       17,326,000       14,308,000
                                                                     -------------    -------------   --------------

Interest Expense:
   Interest on deposits                                                  9,049,000        7,569,000        5,931,000
   Interest on short-term borrowings                                       646,000          364,000          612,000
   Interest on long-term borrowings                                      1,011,000          621,000          177,000
                                                                     -------------    -------------   --------------
      Total interest expense                                             10,706,000       8,554,000        6,720,000
                                                                     --------------   -------------   --------------
      Net interest income                                                9,357,000        8,772,000        7,588,000

Provision for loan losses                                                  464,000          315,000          192,000
                                                                     -------------    -------------   --------------
      Net interest income after provision for loan losses                8,893,000        8,457,000        7,396,000
                                                                     -------------    -------------   --------------
Other Operating Income:
   Service charges on deposit accounts                                   1,294,000        1,095,000          897,000
   Gain on sale of mortgage loans                                          414,000          620,000          103,000
   Brokerage and annuity commissions                                       338,000          228,000          100,000
   Trust department income                                                 150,000          201,000          168,000
   Loan servicing fees                                                     146,000           70,000           57,000
   Gain on sales of securities                                              69,000                -                -
   Other income                                                            395,000          285,000          211,000
                                                                     -------------    -------------   --------------
      Total other operating income                                       2,806,000        2,499,000        1,536,000
                                                                     -------------    -------------   --------------

Other Operating Expenses:
   Salaries and wages                                                    3,924,000        3,272,000        2,436,000
   Employee benefits                                                       887,000          730,000          631,000
   Occupancy expense, net                                                  681,000          590,000          426,000
   Furniture and equipment                                                 804,000          522,000          329,000
   Data processing                                                         764,000          542,000          445,000
   Professional fees                                                       236,000          174,000          342,000
   Advertising and marketing                                               284,000          171,000          139,000
   Amortization of intangible assets                                       604,000          358,000          137,000
   Other operating expenses                                              1,914,000        1,398,000        1,024,000
                                                                     -------------    -------------   --------------
      Total other operating expenses                                    10,098,000        7,757,000        5,909,000
                                                                     -------------    -------------   --------------
      Income before income taxes                                         1,601,000        3,199,000        3,023,000
   Provision for income taxes                                              494,000        1,189,000        1,067,000
                                                                     -------------    -------------   --------------
        Net Income                                                   $   1,107,000    $   2,010,000   $    1,956,000
                                                                     =============    =============   ==============

        Basic Earnings Per Share                                     $        0.48    $        0.88   $        0.86
                                                                     =============    =============   =============
        Diluted Earnings Per Share                                   $        0.46    $        0.83   $        0.82
                                                                     =============    =============   =============
        Dividends Per Share                                          $        0.48    $        0.47   $        0.43
                                                                     =============    =============   =============



















                 See Notes to Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                                                    Additional
                                                         Common       Paid In       Stock       Retained     Treasury
                                                          Stock       Capital      Options      Earnings      Stock
                                                          -----       -------      -------      --------      -----
Balance December 31, 1996                              $  23,000    $ 6,960,000   $  95,000   $15,072,000   $ (84,000)

Net Income                                                                                      1,956,000
Other comprehensive income

Total comprehensive income
Principal payments on ESOP loan
Cash dividends declared on common stock                                                          (983,000)
Purchase of stock for treasury, 1,700 shares at
$11.69 per share                                                                                              (20,000)
Compensatory employee stock options:
    Recognized                                                                       36,000
    Exercised or expired                                                 42,000
                                                       ---------    -----------   ---------   -----------   ---------
Balance December 31, 1997                                 23,000      7,002,000     131,000    16,045,000    (104,000)

Net Income                                                                                      2,010,000
Other comprehensive income

Total comprehensive income
Cash dividends declared on common stock                                                        (1,080,000)
Purchase of stock for treasury, 1,046 shares at
$15.00 per share                                                                                              (16,000)
Exercise of non-compensatory stock options                               97,000
Compensatory employee stock options:
    Recognized                                                                       (1,000)
                                                       ---------    -----------   ----------  -----------   ---------
Balance December 31, 1998                                 23,000      7,099,000     130,000    16,975,000    (120,000)

Net Income                                                                                      1,107,000
Other comprehensive loss

Total comprehensive loss
Cash dividends declared on common stock                                                        (1,109,000)
Exercise of non-compensatory stock options                               78,000
Compensatory employee stock options:
    Exercised or expired                                                  1,000      (1,000)
                                                       ---------    -----------   ----------  -----------   ---------
Balance December 31, 1999                              $  23,000    $ 7,178,000   $ 129,000   $16,973,000   $(120,000)
                                                       =========    ===========   =========   ===========   ==========


                                                         Accumulated
                                                            Other
                                                        Comprehensive
                                                       Income (Deficit)      Other           Total
                                                       ----------------      -----           -----


Balance December 31, 1996                              $       (11,000)    $ (26,000)     $22,029,000

Net Income                                                                                  1,956,000
Other comprehensive income                                      49,000                         49,000
                                                                                          -----------
Total comprehensive income                                                                  2,005,000
Principal payments on ESOP loan                                               26,000           26,000
Cash dividends declared on common stock                                                      (983,000)
Purchase of stock for treasury, 1,700 shares at                                               (20,000)
$11.69 per share
Compensatory employee stock options:
    Recognized                                                                                 36,000
    Exercised or expired                                                                       42,000
                                                       ---------------     ---------      -----------
Balance December 31, 1997                                       38,000             -       23,135,000

Net Income                                                                                  2,010,000
Other comprehensive income                                     255,000                        255,000
                                                                                          -----------
Total comprehensive income                                                                  2,265,000
Cash dividends declared on common stock                                                    (1,080,000)
Purchase of stock for treasury, 1,046 shares at                                               (16,000)
$15.00 per share
Exercise of non-compensatory stock options                                                     97,000
Compensatory employee stock options:
    Recognized                                                                                 (1,000)
                                                       ---------------     ---------      ------------
Balance December 31, 1998                                      293,000             -       24,400,000

Net Income                                                                                  1,107,000
Other comprehensive loss                                    (1,151,000)                    (1,151,000)
                                                                                          ------------
Total comprehensive loss                                                                      (44,000)
Cash dividends declared on common stock                                                    (1,109,000)
Exercise of non-compensatory stock options                                                     78,000
Compensatory employee stock options:
    Exercised or expired                                                                            -
                                                       ---------------     ---------      -----------
Balance December 31, 1999                              $      (858,000)    $       -      $23,325,000
                                                       ================    =========      ===========









                 See Notes to Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


CASH FLOWS FROM OPERATING ACTIVITIES                                               1999             1998              1997
                                                                                   ----             ----              ----
    Net Income                                                                $   1,107,000    $   2,010,000    $   1,956,000
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
          Compensatory employee stock options recognized                                  -           (1,000)          36,000
          Provision for loan losses                                                 464,000          315,000          192,000
          Provision for depreciation and amortization                             1,337,000          791,000          476,000
          Amortization of premiums and (accretion of
          discounts) on
              Investment securities, net                                             67,000          (92,000)        (112,000)
               Gain on sale of loans held for sale                                (414,000)        (443,000)         (65,000)
               Gain on sale of finance subsidiary loan portfolio                  (144,000)               -                -
               Gain on sale of securities available for sale                       (69,000)               -                -
               Loss on sale of property and equipment                               23,000                -                -
          Loans originated for sale                                             (23,999,000)     (34,938,000)     (11,372,000)
          Proceeds from the sale of loans held for sale                          28,004,000       30,127,000       10,654,000
          Change in assets and liabilities:
              (Increase) decrease in accrued interest receivable                   (120,000)          62,000            2,000
              (Increase) decrease in other assets                                   (45,000)        (845,000)         565,000
              (Decrease) increase in accrued interest and other liabilities      (1,092,000)         209,000           34,000
                                                                              --------------   -------------    -------------

          Net cash provided by (used in) operating activities                     5,119,000       (2,805,000)       2,366,000
                                                                              -------------    --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease (increase) in federal funds sold,
    interest-bearing deposits and other short-term investments, net              24,496,000       (4,796,000)      (4,212,000)
       Proceeds from maturities and calls of Securities
       available-for-sale                                                         7,998,000       22,798,000        7,824,000
       Proceeds from maturities and calls of Securities held-to-maturity          8,840,000       13,248,000       20,723,000
       Purchases of securities available-for-sale                               (25,513,000)     (28,892,000)      (6,242,000)
       Purchases of securities held-to-maturity                                  (9,055,000)      (4,831,000)     (21,139,000)
    Proceeds from the sale of securities available-for-sale                         229,000                -                -
    Net cash used in acquisitions                                                         -       (7,140,000)        (444,000)
    Proceeds from the sale of finance subsidiary loan
    portfolio                                                                     1,383,000                -                -
    Loans originated, net of principal collected                                (15,860,000)       5,499,000       (1,077,000)
    Proceeds from sale of property and equipment                                     52,000                -                -
    Purchase of bank premises and equipment                                        (660,000)        (848,000)        (298,000)
                                                                              --------------   --------------   --------------
       Net cash used in investing activities                                     (8,090,000)      (4,962,000)      (4,865,000)
                                                                              --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in deposits                                          (7,270,000)       7,066,000       (3,253,000)
    Net increase (decrease) in short-term borrowings                             13,988,000       (7,655,000)       4,826,000
    Proceeds from long-term borrowings                                            3,500,000       10,400,000        3,500,000
    Payments on long-term borrowings                                             (3,820,000)        (127,000)        (900,000)
    Dividends paid                                                               (1,109,000)      (1,080,000)        (983,000)
    Proceeds from issuance of common stock                                           78,000           97,000           42,000
    Purchase of common stock for treasury                                                 -          (16,000)         (20,000)
                                                                              -------------    --------------   --------------
       Net cash provided by financing activities                                  5,367,000        8,685,000        3,212,000
                                                                              -------------    -------------    -------------
       Increase in cash and cash equivalents                                      2,396,000          918,000          713,000
Cash and cash equivalents:
    Beginning                                                                     9,598,000        8,680,000        7,967,000
                                                                              -------------    -------------    -------------
    Ending                                                                    $  11,994,000    $   9,598,000    $   8,680,000
                                                                              =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
       Interest                                                               $  10,722,000    $   8,849,000    $   7,264,000
       Income taxes                                                                 742,000        1,016,000          341,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES
    Other assets acquired in settlement of loans                                    874,000          637,000          292,000
    Principal payments on ESOP loan                                                       -                -           26,000
    Purchase of net assets
       Fair value of non cash assets                                                      -       83,258,000       45,595,000
       Liabilities assumed                                                                -       78,335,000       45,451,000

                 See Notes to Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

                  As of December 31, 1999 and 1998, 71% and 74%, respectively, of the gross loan portfolio consisted of real estate loans on real estate located in Southcentral Wisconsin and Northcentral Illinois. Generally, these loans are expected to be repaid from the cash flows of the borrowers and are collateralized by the related property. Credit losses arising from real estate lending transactions compare favorably with Blackhawk's credit loss experience on its loan portfolio as a whole. However, adverse changes in the local economy would have a direct impact on the credit risk in the loan portfolio.

         PRINCIPLES OF CONSOLIDATION:

                  The accompanying consolidated financial statements include the accounts of Blackhawk Bancorp, Inc. and its wholly owned subsidiary, Blackhawk State Bank (Blackhawk) and Blackhawk's wholly owned subsidiaries Nevahawk Investment, Inc., RSL, Inc., and First Financial Services, Inc. RSL, Inc. includes the accounts of its wholly owned subsidiary Midland Acceptance Corporation. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

                  The unaudited proforma effect of the transaction had it occurred prior to 1997 is as follows: (dollars in thousands, except per share information)

                                                                     1998          1997
                                                                     ----          ----
                    Net interest income:
                        Blackhawk Bancorp, Inc.                  $    8,772    $    7,588
                        First Financial Bancorp, Inc.                 1,253         1,997
                                                                 ----------    ----------
                        Total                                    $   10,025    $    9,585
                                                                 ==========    ==========
                    Net income:
                        Blackhawk Bancorp, Inc.                  $    2,010    $    1,956
                        First Financial Bancorp, Inc.            $     (530)   $     (613)
                                                                 ----------    ----------
                        Total                                    $    1,480    $    1,343
                                                                 ==========    ==========

                    Basic Earnings per share:
                        Blackhawk Bancorp, Inc.                  $     0.88    $     0.86
                        First Financial Bancorp, Inc.                 (0.24)        (0.27)
                                                                 ----------    ----------
                        Total                                    $     0.64    $     0.59
                                                                 ==========    ==========
                    Diluted earnings per share:
                        Blackhawk Bancorp, Inc.                  $     0.83    $     0.82
                        First Financial Bancorp, Inc.                 (0.22)        (0.26)
                                                                 ----------    ----------
                        Total                                    $     0.61    $     0.56
                                                                 ==========    ==========

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

         RECLASSIFICATIONS:

                  Certain reclassifications have been made to the 1998 and 1997 historical financial statements to conform to the 1999 presentation.

         STATEMENTS OF CASH FLOWS:

                  For the purpose of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from interest-bearing deposits, federal funds sold, and other short-term investments with an original maturity of less than three months and loans, deposits, and short-term borrowings are reported net under general practices within the banking industry.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         SALES OF FIRST MORTGAGE LOANS AND LOAN SERVICING:

                  The Company sells first mortgage loans with yield rates to the buyer based upon the current market rates, which may differ from the contractual rate on the loans sold. At the time that loans are sold, a gain or loss is recorded which reflects the difference between the assumed cash flow to be generated by the contractual interest rates of the loans sold and the assumed cash flow resulting from the yield to be paid to the purchaser, adjusted for servicing and discounted to reflect present value. Loan servicing fees are recognized over the lives of the related loans. Real estate loans serviced for others are not included in the accompanying balance sheets.

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

         PREMISES AND EQUIPMENT:

                  Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on a straight-line basis over the estimated useful life of each asset. Expenditures for maintenance and repairs are reflected as expense when incurred. Gains or losses on disposition of premises and equipment are reflected in income.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999




NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         COMPREHENSIVE INCOME:

                  Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are recognized as a separate component of equity, accumulated other comprehensive income (deficit).

         FUTURE ACCOUNTING CHANGE

                  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for fiscal years beginning after June 15, 2000. Management, at this time, cannot determine the effect adoption of this statement may have on the consolidated financial statements of the Company as the accounting for derivatives is dependent on the amount and nature of derivatives in place at the time of adoption.

NOTE 2.  RESTRICTIONS ON CASH AND CASH EQUIVALENT

                  Cash and cash equivalents in the amount of $500,000 were restricted at December 31, 1999 and 1998, to meet the reserve requirements of the Federal Reserve System.

NOTE 3.  SECURITIES

                  Debt securities have been classified in the balance sheets according to management's intent as either available for sale or held-to-maturity. The carrying amount of securities and their estimated fair values at December 31, is as follows:

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 3.  SECURITIES (CONTINUED)

         AVAILABLE-FOR-SALE SECURITIES:

                                                                                  1999
                                                                       Gross         Gross Unrealized        Estimated
                                                Amortized Cost    Unrealized Gains       (Losses)           Fair Value
                                                --------------    ----------------       --------           ----------
  U.S. Treasury Securities                    $     250,000       $         -       $      (4,000)       $     246,000
  U.S. Government Agencies                       36,664,000                 -          (1,128,000)          35,536,000
  Mortgage-backed securities                      7,372,000            13,000            (176,000)           7,209,000
     Obligations of states and political
       subdivisions                                 155,000                 -                   -              155,000
  Corporate Securities                            3,999,000                 -            (135,000)           3,864,000
  Mutual funds and equity securities              2,001,000            71,000             (11,000)           2,061,000
                                              -------------       -----------             --------       -------------
     Total                                    $  50,441,000       $    84,000         $(1,454,000)       $  49,071,000
                                              =============       ===========         ============       =============

                                                                                  1998
                                                                  Gross Unrealized   Gross Unrealized        Estimated
                                                Amortized Cost         Gains             (Losses)           Fair Value
                                                --------------         -----             --------           ----------
     U.S. Treasury Securities                 $     500,000       $     3,000       $           -        $     503,000
     U.S. Government Agencies                    17,456,000           197,000            (13,000)           17,640,000
     Mortgage-backed securities                   9,395,000            58,000            (33,000)            9,420,000
     Obligations of states and political
       subdivisions                                 160,000             2,000                   -              162,000
     Corporate Securities                           960,000            12,000                   -              972,000
     Mutual funds and equity securities           2,205,000            85,000             (5,000)            2,285,000
                                              -------------       -----------       -------------        -------------
         Total                                $  30,676,000       $   357,000       $    (51,000)        $  30,982,000
                                              =============       ===========       =============        =============


         HELD-TO-MATURITY SECURITIES:
                                                                                  1999
                                                                  Gross Unrealized   Gross Unrealized        Estimated
                                                Amortized Cost         Gains             (Losses)           Fair Value
                                                --------------         -----             --------           ----------
     U.S. Treasury Securities                 $   2,000,000       $     3,000       $           -        $   2,003,000
     U.S. Government Agencies                       500,000                 -            (13,000)              487,000
     Mortgage-backed securities                   4,725,000                 -           (135,000)            4,590,000
     Obligations of states and political
       subdivisions                              12,471,000            10,000           (188,000)           12,293,000
                                              -------------       -----------       -------------        -------------
         Total                                $  19,696,000       $    13,000       $   (336,000)        $  19,373,000
                                              =============       ===========       =============        =============


                                                                                  1998
                                                                       Gross         Gross Unrealized        Estimated
                                                Amortized Cost    Unrealized Gains       (Losses)           Fair Value
                                                --------------    ----------------       --------           ----------
     U.S. Treasury Securities                 $   4,997,000       $    61,000       $           -        $   5,058,000
     U.S. Government Agencies                     3,849,000             5,000                   -            3,854,000
     Mortgage-backed securities                   5,025,000            28,000            (12,000)            5,041,000
     Obligations of states and political
       subdivisions                               8,025,000           112,000             (2,000)            8,135,000
                                              -------------       -----------       -------------        -------------
         Total                                $  21,896,000       $   206,000       $    (14,000)        $  22,088,000
                                              =============       ===========       =============        =============


         The amortized cost and fair value of securities as of December 31, 1999, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary:

                                                       Available-For-Sale                      Held-to-Maturity
                                              ----------------------------------    ----------------------------------
                                                                     Estimated                             Estimated
                                               Amortized Cost       Fair Value       Amortized Cost        Fair Value
                                              ----------------    --------------    ----------------     -------------
     Due in one year or less                  $   1,502,000       $ 1,494,000       $   2,715,000        $   2,719,000
     Due after one year through five years       35,143,000        34,061,000           8,311,000            8,212,000
     Due after five years through ten years       4,423,000         4,246,000           3,945,000            3,852,000
     Mortgage-backed securities                   7,372,000         7,209,000           4,725,000            4,590,000
     Mutual funds and equity securities           2,001,000         2,061,000                   -                    -
                                              -------------       -----------       -------------        -------------
         Total                                $  50,441,000       $49,071,000       $  19,696,000        $  19,373,000
                                              =============       ===========       =============        =============

               Fair values of many securities are estimates based on financial methods or prices paid for similar securities. It is possible interest rates could change considerable resulting in a material change in the estimated fair value.

               Realized gains and losses on sales of securities available-for-sale totaled $69,000 and $0, respectively in 1999. There were no realized gains or losses on securities available-for-sale for 1998 and 1997.

               Investment securities with an amortized cost of $28,447,000 in 1999 and $19,941,000 in 1998 and a fair value of $27,697,000 in

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 3.  SECURITIES (CONTINUED)

               1999 and $20,059,000 in 1998, respectively, were pledged to secure public deposits, short-term borrowings, and other purposes required by law as of December 31.

NOTE 4.  LOANS

               The composition of the loan portfolio is as follows:

                                                                                    1999                 1998
                                                                                    ----                 ----
               Real estate - Mortgage                                        $ 136,944,000        $ 130,924,000
               Real estate - Construction                                        2,047,000            3,535,000
               Consumer                                                         29,224,000           26,532,000
               Commercial                                                       23,965,000           17,131,000
                                                                             -------------        -------------
               Total loans                                                   $ 192,180,000        $ 178,122,000

               Less: Allowance for loan losses                                   1,996,000            1,915,000
                     Unearned Income                                                     -              180,000
                                                                             -------------        -------------

                     Loans, net                                              $ 190,184,000        $ 176,027,000
                                                                             =============        =============


               Non-performing loans include loans which have been categorized by management as impaired and non-accruing because collection of interest is not assured, non-accruing loans (not considered impaired loans) and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning nonperforming loans:

                                                                                    1999                 1998
                                                                                    ----                 ----
               Impaired loans                                                $   1,984,000        $   2,389,000
               Non-accruing loans                                                  565,000              857,000
               Past due 90 days or more and still accruing                         529,000              240,000
                                                                             -------------        -------------
                     Total non-performing loans                              $   3,078,000        $   3,486,000
                                                                             =============        =============


                The average balance of loans classified as impaired totaled approximately $2,716,000 and $634,000 for the years ended December 31, 1999 and 1998, respectively. The allowance for loan losses related to impaired loans amounted to approximately $0 and $100,000 at December 31, 1999 and 1998, respectively.

                The Company has no commitments to loan additional funds to the borrowers of nonperforming loans for the years ended December 31, 1999 and 1998.

                The effect on interest income of the non-accruing loans is as follows:

                                                                       1999             1998              1997
                                                                       ----             ----              ----
               Income recognized                                 $     35,000      $     47,000     $     31,000
               Income that would have been recognized in
                   accordance with the original loan terms             73,000            76,000           77,000

               A summary of transactions in the allowance for loan losses is as follows:
                                                                       1999             1998              1997
                                                                       ----             ----              ----

               Balance at beginning of year                      $  1,915,000      $  1,523,000     $  1,186,000
               Acquired allowance for loan losses                           -           452,000          321,000
                                                                 ------------      ------------     ------------
               Adjusted balance at beginning of year                1,915,000         1,975,000        1,507,000
               Allowance associated with finance subsidiary
               loans sold                                             (24,000)                -                -
               Provision charged to expense                           464,000           315,000          192,000
               Loans charged-off                                     (408,000)         (395,000)        (216,000)
               Recoveries                                              49,000            20,000           40,000
                                                                 ------------      ------------     ------------

                     Balance at December 31                      $  1,996,000      $  1,915,000     $  1,523,000
                                                                 ============      ============     ============

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

                                                                                        1999              1998
                                                                                        ----              ----
              Balance at beginning of year                                         $  3,197,000     $  2,215,000
              New loans                                                               3,488,000        5,386,000
              Principal repayments, net of advances on existing loans                (2,644,000)      (4,404,000)
                                                                                   -------------    -------------
                   Balance at December 31                                          $  4,041,000     $  3,197,000
                                                                                   ============     ============

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 4.  LOANS (CONTINUED)

               In addition, the Company has loan commitments to the aforementioned related parties of $3,303,000 and $2,754,000 as of December 31, 1999 and 1998, respectively.

NOTE 5.  MORTGAGE SERVICING RIGHTS:

               The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, were $127,139,000 and $132,691,000 at December 31, 1999 and 1998, respectively. The carrying value of the mortgage servicing rights is included with intangible assets and approximates fair market value at December 31, 1999 and 1998.

               The following is an analysis of the activity for mortgage servicing rights for the years ended December 31.

                                                                                        1999             1998
                                                                                        ----             ----
              Balance at beginning of year                                         $ 1,028,000      $   545,000
              Mortgage servicing rights acquired through business combinations               -          257,000
              Fair value of servicing rights acquired in purchases                           -          208,000
              Additions of originated mortgage servicing rights                        231,000          544,000
              Amortization                                                            (201,000)        (526,000)
                                                                                   -----------      -----------
                       Balance at end of year                                      $ 1,058,000      $ 1,028,000
                                                                                   ===========      ===========

NOTE 6.  PREMISES AND EQUIPMENT

               A summary of premises and equipment is as follows:

                                                                                        1999             1998
                                                                                        ----             ----
              Land and Improvements                                                $ 1,111,000      $ 1,117,000
              Buildings and Improvements                                             7,085,000        7,152,000
              Equipment                                                              4,755,000        4,472,000
              Vehicles                                                                 209,000          186,000
                                                                                   -----------      -----------

                                                                                    13,160,000       12,927,000
              Less accumulated depreciation                                          6,095,000        5,444,000
                                                                                   -----------      -----------
                   Premises and equipment, net                                     $ 7,065,000      $ 7,483,000
                                                                                   ===========      ===========

                  Depreciation charged to operating expenses was $733,000, $433,000, and $336,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 7.  DEPOSITS

                  Deposit accounts at December 31 are summarized as follows:

                                                                                        1999              1998
                                                                                        ----              ----
              Non-interest-bearing demand                                         $ 30,552,000     $ 33,110,000
              Interest-bearing demand deposits                                      17,323,000       18,427,000
              Savings deposits                                                      27,902,000       30,108,000
              Money market deposits                                                 32,313,000       30,338,000
              Time deposits                                                        126,035,000      129,412,000
                                                                                  ------------     ------------
                   Total deposits                                                 $234,125,000     $241,395,000
                                                                                  ============     =============


               The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately $27,312,000 and $17,470,000 in 1999 and 1998, respectively. Interest expense on time deposits of $100,000 or more was approximately $1,263,000, $724,000 and $389,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

               At December 31, 1999, the scheduled maturities of CDs are as follows:

                           2000                                                    $ 86,097,000
                           2001                                                      28,340,000
                           2002                                                       8,012,000
                           2003                                                       2,554,000
                           2004 and thereafter                                        1,032,000
                                                                                   ------------
                               Total certificates of deposit                       $126,035,000
                                                                                   ============

NOTE 8.       BORROWED FUNDS

                  A summary of borrowed funds is as follows:

                                                                                        1999             1998
                                                                                        ----             ----
             Federal funds purchased                                               $  4,400,000    $          -
             Federal Home Loan Bank of Chicago open line of credit                   10,000,000               -
             Securities sold under an agreement to repurchase                         4,164,000       4,576,000
                                                                                   ------------    ------------
                      Total short-term borrowings                                  $ 18,564,000    $  4,576,000

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 8.      BORROWED FUNDS (CONTINUED)

             Term Loan                                                             $  7,153,000    $  7,673,000
             Secured Advances from Federal Home Loan Bank of Chicago:
                 Fixed rate of 5.44%, due 1/10/99                                             -         800,000
                 Fixed rate of 7.12%, due 4/17/00                                       150,000         150,000
                 Fixed rate of 5.80% due 8/28/00                                      2,000,000               -
                 Fixed rate of 5.71%, due 6/18/02                                     2,000,000       2,000,000
                 Fixed rate of 5.20%, due 12/11/02, callable 12/11/99                         -       1,500,000
                 Fixed rate of 5.63% due 12/13/04, callable 12/13/00                  1,500,000               -
                 Fixed rate of 4.70% due 1/15/08, callable 1/15/99                            -       1,000,000
                 Fixed rate of 5.30% due 1/16/08, callable 1/16/03                    4,000,000       4,000,000
                                                                                   ------------    ------------
                      Total long-term borrowings                                   $ 16,803,000    $ 17,123,000

                      Total borrowings                                             $ 35,367,000    $ 21,699,000
                                                                                   ============    ============



               The scheduled principal maturities of borrowed funds at December 31, 1999 are as follows:

                           2000                                                   $ 20,714,000
                           2001                                                              -
                           2002                                                      2,000,000
                           2003                                                      7,153,000
                           2004 and thereafter                                       5,500,000
                                                                                  ------------
                                 Total borrowings                                 $ 35,367,000
                                                                                  ============

               The term loan consists of a $5,353,000 loan with a fixed interest rate of 6.60% and a variable portion of $1,800,000 with a current rate of 7.96%. The loan requires quarterly principal and interest payments of $225,000 on the fixed portion and quarterly interest only payments on the variable portion. The total loan matures August 21, 2003. Collateral for this loan consists of the stock of the Bank.

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

               The Federal Home Loan Bank Open Line of Credit is an overnight line of credit with rates determined daily. At December 31, 1999, the rate was 4.74% All advances from the Federal Home Loan Bank of Chicago, both term and open line of credit, are collateralized by substantially all one-to-four family real estate loans and Federal Home Loan Bank stock.

NOTE 9.  EMPLOYEE BENEFIT PLANS

         PENSION AND 401(K) PLANS:

               Blackhawk had a noncontributory, defined contribution money-purchase pension plan covering substantially all of its employees until January 1, 1999. Blackhawk contributed, on behalf of the eligible employees, 4.2% of total annual compensation plus 4.2% of compensation in excess of $13,200. Effective January 1, 1999, Blackhawk amended and restated its pension plan to a profit-sharing plan with a 401(k) provision. Rochelle and Belvidere had existing profit-sharing plans, which meet the qualifications of Section 401(k) of the Internal Revenue Code
               (Code). Effective January 1, 1999 both of these plans were amended and merged into Blackhawk's plan that went into effect January 1, 1999. Under the amended plans, eligible employees are allowed to make voluntary contributions to the plan. Blackhawk makes a matching contribution of 25% of the first 6% of an employee's compensation that they voluntarily contribute. Additionally, Blackhawk may make a discretionary profit sharing contribution. The total expenses for these plans were $146,000, $135,000 and $114,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         EXECUTIVE BONUS PLAN:

               The Company has adopted a revised incentive bonus plan for officers providing cash bonuses based upon the financial performance of the Company and performance of the respective officers. Bonus compensation expense was $32,000, $92,000 and $127,000 for the years 1999, 1998 and 1997, respectively.

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

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



NOTE 9.  EMPLOYEE BENEFIT PLANS (CONTINUED)


                                                    Weighted                      Weighted                      Weighted
                                                     Average                      Average                        Average
                                       1999           Price          1998           Price          1997           Price
                                       ----           -----          ----           -----          ----           -----
      Shares under option,
          beginning of year          334,132      $     8.98       295,576      $    7.59        275,776      $    7.02
      Granted during the year         25,500           13.75        60,850          15.00         31,350          11.40
      Terminated and canceled
          during the year           (12,333)           13.73       (5,335)          11.38        (1,000)          11.25
      Exercised during the year     (11,300)            6.86      (16,959)           5.74       (10,550)           3.92
                                  ----------      ----------     ---------      ---------      ---------      ---------
      Shares under option,
          end of year                335,999            9.24       334,132      $    8.98        295,576      $    7.59
                                  ==========      ==========     =========      =========      =========      =========
      Options exercisable,
          end of year                270,150            8.02       252,948      $    7.32        217,592      $    6.57
                                  ==========      ==========     =========      =========      =========      =========
      Available to grant,
          end of year                312,650                       338,150                        84,000
                                  ==========                     =========                     =========
      Weighted average fair
       value of options granted
       during the year                            $     1.19                    $    1.34                     $    5.74
                                                  ==========                    =========                     =========

     Compensation expense related to granting compensatory employee stock options totaled $0, ($1,000), and $36,000 in 1999, 1998 and 1997, respectively.

                                                 Outstanding Options                    Vested Options
                        Year of               Outstanding        Weighted                          Weighted
                      Expiration             Shares Granted    Average Price   Shares Vested     Average Price
                      ----------             --------------    -------------   -------------     -------------
                         2000                     4,200        $    3.33            4,200      $     3.33
                         2001                    14,150             3.50           14,150            3.16
                         2002                     5,250             4.33            5,250            4.33
                         2003                    88,749             5.28           88,749            5.26
                         2004                     7,350             6.83            7,350            6.83
                         2005                   106,300             9.37          106,300            9.37
                         2006                    16,300            11.20           16,300           11.20
                         2007                    15,350            11.43           10,233           11.43
                         2008                    52,850            15.05           17,617           15.05
                         2009                    25,500            13.75                -               -
                                          -------------        ---------      -----------      ----------
                            Total               335,999        $    9.24          270,150      $     8.02
                                          =============        =========      ===========      ==========


     The Company applies APB Opinion No. 25 in accounting for its stock options. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                                            1999                 1998               1997
                                                            ----                 ----               ----
                   Net Income:
                       As reported                   $   1,107,000        $   2,010,000       $  1,956,000
                       Pro Forma                     $   1,049,000            1,898,000          1,862,000
                   Earnings Per Share:
                       As reported:
                          Basic                      $       0.48         $       0.88        $       0.86
                                                     ============         ============        ============
                          Diluted                    $       0.46         $       0.83        $       0.82
                                                     ============         ============        ============
                       Pro Forma:
                          Basic                      $       0.45         $       0.85        $       0.82
                                                     ============         ============        ============
                          Diluted                    $       0.43         $       0.80        $       0.78
                                                     ============         ============        ============

     The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                            1999            1998             1997
                                                            ----            ----             ----
                              Risk-free interest rate           5%             5%               5%
                              Expected Life               10 years       10 years         10 years
                              Expected Volatility              17%            17%              29%
                              Expected Dividend Yield           3%             3%               3%

         EMPLOYEE STOCK OWNERSHIP PLAN:

             The Company has an Employee Stock Ownership Plan for the benefit of employees who meet the eligibility requirements. The Plan was established in 1990. The Plan held 77,530 shares of the Company's common stock, as of December 31, 1999, in a trust established in Blackhawk. The stock was acquired by the Plan by using the proceeds from a loan obtained from a nonrelated commercial lender. The loan was collateralized by the stock which had not been allocated to individual participant accounts. In addition, the Company guaranteed this obligation. Cash payments to the Plan consist of contributions and dividend payments, in

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 9.  EMPLOYEE BENEFIT PLANS (CONTINUED)

             amounts sufficient for it to satisfy the debt service requirements. Accordingly, the debt has been recorded in the accompanying consolidated balance sheets together with the related deferred compensation. The debt and deferred compensation are reduced as the Plan makes principal payments.

             The loan required principal payments of $13,000, plus interest each quarter and was paid in full at December 31, 1997.

             Cash payments to the Plan during the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                                                  1999            1998            1997
                                                                  ----            ----            ----
                              Contributions                   $        -     $   27,000      $  24,000
                              Dividends                           38,000         38,000         38,000
                                                              ----------     ----------      ---------

                                    Total                     $   38,000     $   65,000      $  62,000
                                                              ==========     ==========      =========

             For financial statement purposes, expense for the Plan is determined based on the percentage of shares allocated to participants each period (allocations are based on principal and interest payments) times the original amount of the debt plus the interest incurred. The components of the amount charged to expense for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                  1999            1998            1997
                                                                  ----            ----            ----
                              Compensation                    $        -     $   27,000       $  24,000
                                                                             -
                              Interest                                 -              -               -
                                                              ----------     ----------       ---------

                                     Total                    $        -     $   27,000       $  24,000
                                                              ==========     ==========       =========

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

         DEFERRED COMPENSATION PLAN:

             As a result of acquisitions, Blackhawk assumed deferred compensation agreements with certain officers of Rochelle and Belvidere. Amounts are accumulated in an account from which benefits will be paid to the officers at termination or retirement. As of December 31, 1999 and 1998 deferred compensation liability totaled $296,000 and $273,000, respectively.

             The agreements also provide for an acceleration of benefits upon the deaths of these officers, payable to their beneficiaries. Blackhawk has purchased life insurance policies on the lives of the officers in order to fund the acceleration of benefits at death. Blackhawk is owner and beneficiary of these policies which provide for death benefits totaling $1,307,000 and $1,307,000 as of December 31, 1999 and 1998, respectively. These policies have a cash surrender value of $596,000 and $583,000 as of December 31, 1999 and 1998.

NOTE 10. INCOME TAXES

             Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of net deferred tax assets at December 31 are as follows:

                                                                                     1999                1998
                                                                                     ----                ----
                     Deferred Tax Liabilities:
                          Property and Equipment                              $   (444,000)       $   (473,000)
                          Unrealized gains on securities available-for-sale              -             (75,000)
                          Purchase Accounting                                     (410,000)           (525,000)
                          Mortgage Servicing Rights                               (303,000)           (342,000)
                          Other                                                    (68,000)            (89,000)
                                                                              -------------       -------------
                              Total Deferred Tax Liabilities                    (1,225,000)         (1,504,000)
                                                                              -------------       -------------

                     Deferred Tax Assets:
                          Reserve for loan losses                                  756,000             706,000
                          Accrued liabilities                                      341,000             538,000
                          State net operating loss carryovers                       40,000              58,000
                          Unrealized losses on securities available-for-sale       512,000                   -
                                                                              ------------        ------------
                              Total Deferred Tax Assets                          1,649,000           1,302,000
                                                                              ------------        ------------

                              Net Deferred Tax Assets (Liabilities)           $    424,000        $   (202,000)
                                                                              ============        =============

             The provision for income taxes consists of the following:

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 10. INCOME TAXES (CONTINUED)

                                                                1999                1998                1997
                                                                ----                ----                ----
                     Current tax expense:
                          Federal                       $     506,000         $    989,000       $     957,000
                          State                                27,000              225,000             129,000
                                                        -------------         ------------       -------------

                              Total Current                   533,000            1,214,000           1,086,000
                                                        -------------         ------------       -------------

                     Deferred tax provision (credit):
                          Federal                             (38,000)              28,000            (13,000)
                          State                                (1,000)            (53,000)             (6,000)
                                                        --------------        ------------       -------------

                              Total Deferred                  (39,000)            (25,000)            (19,000)
                                                        --------------        ------------       -------------

                              Total provision for
                              income taxes              $     494,000         $  1,189,000       $   1,067,000
                                                        =============         ============       =============

             A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                                                   1999                1998               1997
                                                                   ----                ----               ----
                  Tax expense at statutory rate              $    544,000       $  1,088,000        $ 1,028,000
                  Increase (decrease) in taxes resulting
                  from:
                       Tax exempt interest                       (166,000)           (89,000)           (59,000)
                       State income taxes, net of federal
                         tax benefit                               17,000            114,000             76,000
                       Amortization of goodwill and other
                         intangibles                              205,000            122,000             62,000
                       Other                                     (106,000)           (46,000)           (40,000)
                                                             -------------      -------------       ------------
                  Provision for income taxes                 $    494,000       $  1,189,000        $ 1,067,000
                                                             ============       ============        ===========


NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME

              Comprehensive income is shown in the statement of changes in shareholders' equity. The Company's accumulated other comprehensive income is comprised of the unrealized gain or loss on securities available for sale. The following shows the activity in accumulated other comprehensive income:

                                                                   1999                1998               1997
                                                                   ----                ----               ----
                  Accumulated other comprehensive income
                  at beginning                               $    293,000       $     38,000        $   (11,000)
                                                             ------------       ------------        ------------
                  Activity:
                      Unrealized gain on securities
                      available for sale                       (1,607,000)           398,000             74,000
                      Tax impact                                  498,000           (143,000)           (25,000)
                                                             ------------       -------------       ------------
                  Net unrealized gain (loss) on securities
                  available for sale                           (1,151,000)           255,000             49,000
                                                             ------------       ------------        -----------
                      Reclassification adjustment for
                        realized gains on securities
                        available-for-sale                        (69,000)                 -                  -
                      Tax impact                                   27,000                  -                  -
                                                             ------------       ------------        -----------
                  Net reclassification adjustment                 (42,000)                 -                  -
                                                             ------------       ------------        ----------
                  Other comprehensive income (loss)            (1,151,000)           255,000             49,000
                                                             ------------       ------------        -----------
                  Accumulated other comprehensive income
                  (deficit) at end                           $   (858,000)      $    293,000        $    38,000
                                                             =============      ============        ===========


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

              Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. Because these instruments have fixed maturity dates and many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


              The Company frequently enters into loan sale commitments prior to closing loans in order to limit interest rate risk for the period of time between when a loan is committed and when it is sold. These sale commitments are typically made on a loan by loan basis.

              A summary of the amount of Company's exposure to credit loss for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 1999 and 1998 was as follows:

                                                                                    1999                 1998
                                                                                    ----                 ----
                    Loan Commitments                                         $  29,314,000        $  40,213,000

                    Standby Letters of Credit                                $     723,000        $     161,000

                    Commitments to Sell                                      $    540,000         $   6,675,000

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

NOTE 13. LEASE COMMITMENTS

              The Bank leases two branch office locations in Beloit, Wisconsin. The first is currently month-to-month and the other expires in July 2002. The leases can be renewed for an additional five years. Should the Bank not renew the leases, it could be liable for remodeling or removal costs to the leased office spaces if the leases are terminated before the 14th year of the agreements, 2010 and 2012, respectively. The lease that expired in November 1999 has been extended on a month-to-month basis with a 120-day notice of termination by either party.

              The Bank also leases an office in Roscoe, Illinois under an operating lease expiring in December 2002. The lease is subject to inflationary adjustments after three years of occupancy. In addition, the Bank is obligated to pay a portion of the real estate taxes, insurance, and common area maintenance.

              The Bank leases an administration office in Belvidere, Illinois under a lease expiring in April 2000.

              The total minimum rental commitment under the leases at December 31, 1999 is as follows:

                         Year Ending December 31:

                                     2000               $   79,000
                                     2001                   65,000
                                     2002                   54,000
                                                        ----------

                                     Total              $  198,000
                                                        ==========

              Total rent expense for the years ended December 31, 1999, 1998 and 1997 was $108,000, $92,000, and $49,000, respectively.

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


                                                                   Income                Share           Per Share
                                                                (Numerator)          (Denominator)        Amount
                                                                -----------          -------------        ------
                  For the Year Ended December 31, 1999
                  Basic Earnings Per Share                  $     1,107,000           2,309,345        $    0.48
                                                            ===============                            =========
                  Effect of Dilutive Stock Options                                      112,641
                                                                                  -------------
                  Diluted Earnings Per Share                $     1,107,000           2,422,076        $    0.46
                                                            ===============       =============        =========

                  For the Year Ended December 31, 1998
                  Basic Earnings Per Share                  $     2,010,000           2,296,636        $    0.88
                                                            ===============                            =========
                  Effect of Dilutive Stock Options                                      120,283
                                                                                  -------------
                  Diluted Earnings Per Share                $     2,010,000           2,416,919        $    0.83
                                                            ===============       =============        =========

                  For the Year Ended December 31, 1997
                  Basic Earnings Per Share                  $     1,956,000           2,283,428        $    0.86
                                                            ===============                            =========
                  Effect of Dilutive Stock Options                                      101,160
                                                                                  -------------
                  Diluted Earnings Per  Share               $     1,956,000           2,384,588        $    0.82
                                                            ===============       =============        =========

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 15. SEGMENT INFORMATION

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

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

              Cash, cash equivalents, interest-bearing deposit accounts and federal funds sold: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

              The estimated fair values of the Company's financial instruments are as follows:

                                                    December 31, 1999                     December 31, 1998
                                                    -----------------                     -----------------
                                               Carrying                              Carrying
                                                Amount          Fair Value            Amount            Fair Value
                                                ------          ----------            ------            ----------
          Financial Assets
              Cash, cash equivalents        $ 11,994,000    $  11,994,000       $   9,598,000       $   9,598,000
              Interest-bearing deposit         4,616,000        4,616,000           6,375,000           6,375,000
          accounts
              Federal funds sold and other
                 Short-term investments           91,000           91,000          22,828,000          22,828,000
              Securities                      68,767,000       68,444,000          52,572,000          53,072,000
              Loans held for sale                540,000          540,000           4,362,000           4,362,000
              Loans, net of allowance for
                 Loan losses                 190,184,000      190,723,000         176,027,000         179,138,000

          Financial Liabilities
              Demand deposit and savings    $108,090,000    $ 108,090,000       $ 112,157,000       $ 112,157,000
              Time deposits                  126,035,000      125,633,000         129,238,000         133,194,000
              Borrowings                      35,367,000       35,293,000          21,699,000          21,396,000

                  Limitations: Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on-and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the balance sheet. Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. With respect to off-balance sheet instruments, the amounts were deemed immaterial and therefore no fair values are presented.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



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

              Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and the Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

              As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believe have changed the Company and the Bank's category.

              The actual capital amounts and ratios as of December 31, are also presented in the table (in thousands).

                                                                                               To be Well Capitalized
                                                                                                    Under prompt
                                                                             For Capital              Corrective
                                                     Actual               Adequacy Purposes        Action Provisions
                                                    --------             -------------------    ---------------------
         As of December 31, 1999:             Amount        Ratio         Amount       Ratio       Amount      Ratio
                                              ------        -----         ------       -----       ------      -----
         Company
             Total Capital (To Risk
                Weighted Assets)            $  19,647       10.61%     $   14,819        8.0%
             Tier I Capital (To Risk
                Weighted Assets)               17,625        9.52%          7,410        4.0%
             Tier I Capital (To
                Average Assets)                17,625        6.10%          8,665        3.0%
         Bank
             Total Capital (To Risk
                Weighted Assets)            $  26,476       14.25%     $   15,357        8.0%    $  19,196      10.0%
             Tier I Capital (To Risk
                Weighted Assets)               24,454       13.17%          7,678        4.0%       11,518       6.0%
             Tier I Capital (To
                Average Assets)                24,454        8.48%         11,572        4.0%       14,464       5.0%

         As of December 31, 1998:

         Company
             Total Capital (To Risk
                Weighted Assets)            $  18,746        9.31%     $   16,111        8.0%
             Tier I Capital (To Risk
                Weighted Assets)               16,830        8.36%          8,055        4.0%
             Tier I Capital (To
                Average Assets)                16,830        6.00%          8,744        3.0%
         Bank
             Total Capital (To Risk
                Weighted Assets)            $  25,704       12.79%     $   16,075        8.0%    $  20,093     10.0%
             Tier I Capital (To Risk
                Weighted Assets)               23,788       11.84%          8,037        4.0%       12,056      6.0%
             Tier I Capital (To
                Average Assets)                23,788        8.50%         11,488        4.0%       14,360      5.0%

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 18. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

         CONDENSED PARENT COMPANY BALANCE SHEETS:


                                                                                1999             1998
                                                                                ----             ----
              ASSETS
                  Cash and cash equivalents                                $    37,000      $   791,000
                  Short-term investments                                         5,000                -
                  Investment securities available-for-sale                           -          189,000
                  Investment in subsidiaries                                30,154,000       31,212,000
                  Due from subsidiaries, net                                   231,000          105,000
                  Other assets                                                 402,000          156,000
                                                                           -----------      -----------

                      Total Assets                                         $30,829,000      $32,453,000
                                                                           ===========      ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
                  Liabilities:
                      Other borrowings                                     $ 7,153,000      $ 7,673,000
                      Other liabilities                                        351,000          380,000
                                                                           -----------      -----------

                   Total Liabilities                                         7,504,000        8,053,000
                                                                           -----------      -----------
                  Shareholders' Equity:
                      Preferred Stock                                                -                -
                      Common Stock                                              23,000           23,000
                      Additional paid in capital                             7,307,000        7,229,000
                      Retained earnings                                     16,973,000       16,975,000
                      Less treasury stock, at cost                            (120,000)        (120,000)
                      Accumulated other comprehensive income                  (858,000)         293,000
                                                                           -----------      -----------

                      Total Shareholders' Equity                            23,325,000       24,400,000
                                                                           -----------      -----------

                      Total liabilities and shareholders' equity           $30,829,000      $32,453,000
                                                                           ===========      ===========

         CONDENSED PARENT COMPANY STATEMENTS OF INCOME:

                                                                        1999              1998              1997
                                                                        ----              ----              ----
                   Income:
                      Dividends from subsidiaries                 $  1,450,000       $ 1,800,000      $   1,750,000
                      Gain on sale of securities
                        available-for-sale                              69,000                 -                  -
                      Interest income                                   12,000            20,000             74,000
                                                                  ------------       -----------      -------------
                         Total Income                                1,531,000         1,820,000          1,824,000
                                                                  ------------       -----------      -------------
                   Expenses:
                      Interest Expense                                 503,000           169,000                  -
                      Professional fees                                 47,000            46,000             27,000
                      Other                                             68,000            44,000             44,000
                                                                  ------------       -----------      -------------
                         Total Expenses                                618,000           259,000             71,000
                                                                  ------------       -----------      -------------
                   Income before income tax benefits and equity
                     in undistributed net income of subsidiaries       913,000         1,561,000          1,753,000
                   Income tax benefit                                 (201,000)          (73,000)                 -
                                                                  ------------       -----------      -------------
                   Income before equity in undistributed net
                     income of Subsidiaries                          1,114,000         1,634,000          1,753,000
                   Equity in undistributed net income of
                     subsidiaries                                       (7,000)          376,000            203,000
                                                                  ------------       -----------      -------------

                         Net Income                               $  1,107,000       $ 2,010,000      $   1,956,000
                                                                  ============       ===========      =============

         CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS:

                                                                        1999              1998              1997
                                                                        ----              ----              ----
         Cash Flows From Operating Activities
              Net income                                          $  1,107,000       $ 2,010,000      $  1,956,000
              Adjustments to reconcile net income to net cash
                 provided by operating activities:
              Compensatory employee stock options recognized                -             (1,000)           36,000
              Amortization of intangible assets                         38,000            28,000            13,000
              Equity in undistributed net income of subsidiaries         7,000          (376,000)         (203,000)
              Gain on sale of available-for-sale securities            (69,000)                -                 -
              Decrease in due from subsidiaries                       (126,000)          650,000            44,000
              Accretion of discounts on investment securities,
                  net                                                        -                 -           (35,000)
              (Increase) decrease in other assets                     (300,000)         (745,000)           39,000
              (Decrease) increase in other liabilities                 (29,000)           25,000            31,000
                                                                  -------------      -----------      ------------
              Net cash provided by operating activities                628,000         1,591,000         1,881,000
                                                                  ============       ===========      ============

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



         CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS: (CONTINUED)


                                                                        1999              1998              1997
                                                                        ----              ----              ----
         Cash Flows From Investing Activities
              Net increase in short-term investments                   (5,000)                 -                 -
              Purchase of securities                                         -                 -       (4,967,000)
              Proceeds from maturity of securities                           -           110,000         7,090,000
              Proceeds from the sales of securities                    174,000                 -                 -
              Payments for investments in subsidiary                         -       (12,636,000)       (4,233,000)
              Repayment of investments in subsidiaries                       -         4,915,000                 -
                                                                  ------------       -----------      ------------
                  Net cash provided by (used in) investing
                  activities                                           169,000        (7,611,000)       (2,110,000)
                                                                  ------------       ------------     -------------
         Cash Flows From Financing Activities
              Proceeds from long-term debt                                   -         7,800,000                 -
              Repayment of long-term debt                             (520,000)         (127,000)                -
              Dividends paid                                        (1,109,000)       (1,080,000)         (983,000)
              Proceeds from sale of common stock                        78,000            98,000            42,000
              Purchase of common stock for treasury                          -           (16,000)          (20,000)
                                                                  ------------       ------------     -------------
                  Net cash provided by (used in) financing
                  activities                                        (1,551,000)        6,675,000          (961,000)
                                                                  -------------      -----------      -------------
              Increase (decrease) in cash and cash equivalents        (754,000)          655,000        (1,190,000)

         Cash and Cash Equivalents:
                  Beginning                                            791,000           136,000         1,326,000
                                                                  ------------       -----------      ------------
                  Ending                                          $     37,000       $   791,000      $    136,000
                                                                  ============       ===========      ============