Form 10QSB
period 2000-03-31
BLACKHAWK BANCORP INC
filed 2000-05-15
CIK 857853

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ----TO----

                         COMMISSION FILE NUMBER 0-18599

                             BLACKHAWK BANCORP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   WISCONSIN                            39-1659424
          (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)
               400 BROAD STREET
                BELOIT, WISCONSIN  53511
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

               YES X                                   NO
                  ---                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      OUTSTANDING AT
              CLASS OF COMMON STOCK                   MAY 1, 2000
             -----------------------              ------------------
                     $.01 PAR VALUE                 2,322,899 SHARES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                         Page
                                                                                         ----
ITEM 1.  FINANCIAL STATEMENTS

         Independent Accountants Report                                                      3

         Consolidated Condensed Balance Sheets as of
           March 31, 2000 and December 31, 1999                                              4

         Consolidated Condensed Statements of Income for the
           three months ended March 31, 2000 and 1999                                        5

         Consolidated Condensed Statements of Shareholders'
           Equity as of March 31, 2000 and  1999                                             6

         Consolidated Condensed Statements of Cash Flows for the
           three months ended March 31, 2000 and 1999                                      7-8

         Notes to Consolidated Condensed Financial Statements                             9-10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                             11-13


                           PART II - OTHER INFORMATION


ITEM 6.  A) EXHIBITS                                                                        14

         B) REPORTS ON FORM 8-K                                                             14

SIGNATURES                                                                                  15

INDEX TO EXHIBITS                                                                           16

                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Shareholders
Blackhawk Bancorp, Inc.
Beloit, Wisconsin


We have reviewed the accompanying unaudited consolidated balance sheet of Blackhawk Bancorp, Inc. and Subsidiary as of March 31, 2000, and the related unaudited consolidated statements of income, shareholders' equity, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Wipfli Ullrich Bertelson LLP

Wipfli Ullrich Bertelson LLP


May 11, 2000
Green Bay, Wisconsin

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                           MARCH 31,                   DECEMBER 31,
                                                                                  2000                          1999
                                                                               -----------                   ------------
                                                                                         (Dollars in thousands)
Cash and cash equivalents                                                      $  11,567                     $  11,994
Interest-bearing deposit accounts                                                  2,872                         4,616
Federal funds sold and other short-term investments                                  397                            91
Securities available for sale                                                     53,931                        49,071
Securities held to maturity                                                       18,826                        19,696
Loans held for sale                                                                  697                           540
Loans, net of allowance for loan losses of
  $2,015,000 and $1,996,000                                                      192,556                       190,184
Bank premises and equipment, net                                                   6,944                         7,065
Other intangible assets                                                            7,321                         7,511
Accrued interest receivable                                                        2,152                         2,028
Other assets                                                                       3,056                         2,888
                                                                               ---------                     ---------
    Total Assets                                                               $ 300,319                     $ 295,684
                                                                               =========                     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Non-interest bearing                                                       $  28,978                     $  30,552
    Interest bearing                                                             205,338                       203,573
                                                                               ---------                     ---------
    Total deposits                                                               234,316                       234,125
                                                                               ---------                     ---------
Borrowed Funds:
    Short-term borrowings                                                         21,702                        18,564
    Other borrowings                                                              18,167                        16,803
Accrued interest payable                                                           1,066                         1,030
Other liabilities                                                                  1,892                         1,837
                                                                               ---------                     ---------
    Total Liabilities                                                            277,143                       272,359
                                                                               ---------                     ---------
SHAREHOLDERS' EQUITY:
Preferred stock
    1,000,000 shares, $.01 par value per share
    authorized, none issued or outstanding                                          --                            --
Common stock
    10,000,000 shares, $.01 par value per share authorized,
    2,333,223 and  2,324,673 shares issued and outstanding                            23                            23
Additional paid-in capital                                                         7,338                         7,307
Retained Earnings                                                                 16,947                        16,973
Treasury Stock, 10,324 shares, at cost                                              (120)                         (120)
FASB 115 Adjustment                                                               (1,012)                         (858)
                                                                               ---------                     ---------
    Total Shareholders' Equity                                                    23,176                        23,325
                                                                               ---------                     ---------
    Total Liabilities and
Shareholders' Equity                                                           $ 300,319                     $ 295,684
                                                                               =========                     =========


       See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                     2000                       1999
                                                                                     -----------------------------------
                                                                                         (Dollars in thousands)
INTEREST INCOME:
    Interest and fees on loans                                                  $        4,049            $        3,848
    Interest on deposits with other banks                                                   40                       110
    Interest on investment securities:
       Taxable                                                                             868                       684
       Exempt from federal income taxes                                                    133                       101
    Int. on fed. funds sold and other short-term invest.                                     8                       164
                                                                                --------------            --------------
       Total Interest Income                                                             5,098                     4,907
                                                                                --------------            --------------
INTEREST EXPENSE:
    Interest on deposits                                                                 2,220                     2,282
    Interest on short-term borrowings                                                      291                        90
    Interest on other borrowings                                                           266                       244
                                                                                --------------            --------------
       Total Interest Expense                                                            2,777                     2,616
                                                                                --------------            --------------
    Net Interest Income                                                                  2,321                     2,291
    Provision for loan losses (Note 3)                                                      90                       108
    Net Interest Income After
       Provision For Loan Losses                                                         2,231                     2,183
                                                                                --------------            --------------
OTHER OPERATING INCOME:
    Service charges on deposit accounts                                                    316                       293
    Gain on sale of loans                                                                   15                       200
    Brokerage & annuity commissions                                                         74                        76
    Other income                                                                           144                       187
                                                                                --------------            --------------
       Total Other Operating Income                                                        549                       756
                                                                                --------------            --------------
OTHER OPERATING EXPENSES:
    Salaries and employee benefits                                                       1,197                     1,241
    Occupancy expense of bank premises, net                                                171                       175
    Furniture and equipment                                                                206                       189
    Data processing                                                                        189                       167
    Intangible amortization                                                                140                       145
    Other operating expenses                                                               499                       518
                                                                                --------------            --------------
       Total Other Operating Expenses                                                    2,402                     2,435
                                                                                --------------            --------------
Income Before Income Taxes                                                                 378                       504
Provision for income taxes                                                                 126                       193
                                                                                --------------            --------------
Net Income                                                                      $          252            $          311
                                                                                ==============             =============
Earnings Per Share                                                              $        0.11             $         0.14
                                                                                =============             ==============
Fully diluted earnings per share                                                $        0.11             $         0.13
                                                                                =============             ==============
Dividends Per Share                                                             $        0.12             $         0.12
                                                                                =============             ==============

       See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                 THREE MONTHS             THREE MONTHS
                                                                                    ENDED                    ENDED
                                                                                   MARCH 31,               MARCH 31,
                                                                                    2000                      1999
                                                                                -------------             ------------
                                                                                        (Dollars in thousands)
Common Stock:
     Balance at beginning of period                                             $          23             $        23
     Stock options exercised                                                               --                      --
                                                                                -------------             -----------
     Balance at end of period                                                              23                      23
                                                                                -------------             -----------

Additional Paid-in Capital:
     Balance at beginning of period                                                     7,307                   7,229
     Stock options exercised                                                               31                      23
                                                                                -------------             -----------
     Balance at end of period                                                           7,338                   7,252
                                                                                -------------             -----------

Retained Earnings:
     Balance at beginning of period                                                    16,973                  16,975
     Net income                                                                           252                     311
     Dividends declared on common stock                                                  (278)                   (277)
                                                                                --------------            ------------
     Balance at end of period                                                          16,947                  17,009
                                                                                -------------             -----------

Treasury Stock, at cost:
     Balance at beginning of period                                                      (120)                   (120)
     Purchase                                                                              --                      --
                                                                                -------------             -----------
     Balance at end of period                                                            (120)                   (120)
                                                                                --------------            -----------

Accumulated other comprehensive income:
     Balance at beginning of period                                                      (858)                    293
     Other comprehensive deficit, net of taxes                                           (154)                   (218)
                                                                                --------------            ------------
     Balance at end of period                                                          (1,012)                     75
                                                                                --------------            -----------



Total Shareholders' Equity                                                      $      23,176             $    24,439
                                                                                =============             ===========


       See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     2000                     1999
                                                                                ---------------           -------------
                                                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                   $           252           $        311
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Provision for loan losses                                                                 90                    108
   Provision for depreciation and
     amortization                                                                           405                    307
   Amortization of premiums (accretion/
     discounts) on investment securities, net                                                22                     38
   (Gain) on sale of loans                                                                  (15)                  (184)
   Loans originated for sale                                                             (1,018)               (20,077)
   Proceeds from sale of loans                                                              870                 22,732
   Change in assets and liabilities:
   (Increase) decrease in other assets                                                      (75)                   165
   (Increase) decrease in accrued interest receivable                                      (124)                   161
   Increase (decrease) in accrued interest payable                                           36                   (297)
   Increase (decrease) in other liabilities                                                  42                     (8)
                                                                                ---------------           -------------
   Net cash provided by operating activities                                                485                  3,256

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of available-
     for-sale securities                                                                    941                  4,643
   Purchase of available-for-sale securities                                             (6,053)               (12,022)
   Proceeds from maturity of investment securities                                        1,959                  6,270
   Purchase of investment securities                                                     (1,104)                (2,304)
   Decrease in federal funds sold and
     other short-term investments, net                                                    1,438                  7,010
   Loans originated, net of
     principal collected                                                                 (2,462)                 6,239
   Purchase of bank premises and equipment                                                  (76)                  (152)
                                                                                ----------------          ------------
   Net cash (used in) provided by
     investing activities                                                                (5,357)                 9,684
                                                                                ----------------          ------------

       See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH  31
                                                                                        2000                   1999
                                                                                ----------------          --------------
                                                                                            (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                                      $             31          $          23
   Net increase (decrease) in deposits                                                       191                (11,982)
   Net increase in borrowed funds                                                          4,502                  3,806
   Cash dividends paid                                                                      (279)                  (277)
                                                                                ----------------          -------------
   Net cash provided by (used in) financing activities                                     4,445                 (8,430)
                                                                                ----------------          -------------
   Net (decrease) increase in cash and
     cash equivalents                                                                       (427)                 4,510


CASH AND CASH EQUIVALENTS:
   Beginning                                                                              11,994                 15,973
                                                                                ----------------          -------------

   Ending                                                                       $         11,567          $      20,483
                                                                                ================          =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest                                                                   $          2,741          $       2,913
     Income taxes                                                               $              -          $         274

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
   ACTIVITIES:
   Other assets acquired in settlement of loans                                 $              -          $         185

       See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000

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

                  In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of March 31, 2000 and December 31, 1999, the results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999.

                  The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2.           Non-Performing Loans

                  Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                                                                       MARCH 31,
                                                                             ---------------------------
                  (Dollars in thousands)                                        2000             1999
                                                                             -----------      ----------
                  Impaired loans                                             $     1,980      $    1,984
                  Non-accruing loans                                               1,071             565
                  Past due 90 days or more
                     and still accruing                                              411             529
                                                                             -----------      ----------

                  Total non-performing loans                                 $     3,462      $    3,078
                                                                             ===========      ==========

BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (CONTINUED)

Note 3    Allowance For Loan Losses

          A summary of transactions in the allowance for loan losses is as follows:

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                                        --------
    (dollars in thousands)
                                                                                 2000             1999
                                                                              -----------      -----------
    Balance at beginning of period                                            $     1,996      $     1,915
    Provision charged to expense                                                       90              108
    Loans charged off                                                                  74               86
    Recoveries                                                                          3               15
                                                                              -----------      -----------
    Balance at end of period                                                  $     2,015       $    1,952
                                                                              ===========        =========


Note 4. Earnings Per Share Basic earnings per share are arrived at by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and do not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation is arrived at by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options, and any other common stock equivalents. The following table shows the computation of the basic and diluted earnings per share:

                                                                         Income               Share          Per Share
                                                                       (Numerator)        (Denominator)        Amount
                                                                    --------------        -------------     ----------
          For the Three Months Ended March 31, 2000
          Basic Earnings Per Share                                  $       252,000        2,317,344        $    0.11
                                                                    ===============                         =========
          Effect of Dilutive Stock Options                                                    62,412
                                                                                       -------------

          Diluted Earnings Per Share                                $       252,000        2,379,756        $    0.11
                                                                    ===============    =============        =========

          For the Three Months Ended March 31, 1999
          Basic Earnings Per Share                                  $       311,000        2,304,316        $    0.14
                                                                    ===============                         =========
          Effect of Dilutive Stock Options                                                   114,055
                                                                                       -------------
          Diluted Earnings Per Share                                $       311,000        2,418,371        $    0.13
                                                                    ===============    =============        =========


Note 5.   Future Accounting Change

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

      The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of March 31, 2000 and December 31, 1999 and the consolidated condensed statements of income for the three months ended March 31, 2000 and 1999. This information is not meant to be a substitute for the balance sheets and income statements.

                              RESULTS OF OPERATIONS

      Net income for the three months ended March 31, 2000 was approximately $252,000 compared to $311,000 for the similar period in 1999. The discussion that follows will provide information about the various areas of income and expense that resulted in the aforementioned results.

                           THREE MONTHS ENDED MARCH 31

      For the three months ended March 31, 2000, interest income was $5,098,000 compared to $4,907,000 for the same period in 1999. This increase of approximately $191,000 was due to the increases of interest and fees on loans of $201,000. The interest on investment securities increased $216,000 but was offset by a decrease of interest on short-term investments and bank deposits of $226,000.

      Interest and fees on loans increased to $4,049,000 in the three months ended March 31, 2000 compared to $3,848,000 in same period of 1999. This increase was the result of an increase in average loans of approximately $19,000,000, offsetting an average decline of approximately 0.50% in yield. All of the general loan categories participated in the increased volume and reduced rate except credit cards. Credit card volume and average rate declined in the current period compared to that of 1999.

      Investment income on taxable securities increased $184,000 in the first three months of 2000 compared to 1999, $868,000 and $684,000 respectively. This increase was the result of increased volumes partially offset by lower yields. Income from tax exempt securities increased to $135,000 in 2000 compared to $101,000 in the same period in 1999. This was the result of an increase in volume and a slight increase in rate.

      Interest from fed funds sold and other short-term investments decreased substantially to $8,000 in 2000 from $164,000 in 1999. The excess liquidity that was evident in 1999 was the result of real estate loan payoffs and security maturities. Late in the first quarter and early second quarter of 1999, this excess liquidity had been invested in either longer-term securities or the loan portfolio.

      Interest paid on deposits decreased to $2,220,000 in the three months ended March 31, 2000 compared to $2,282,000 for the same period in 1999. Average interest-bearing deposits declined from year earlier amounts. The average rate paid on deposits decreased when comparing 2000 to 1999. The actions of the Federal Reserve will continue to affect the level and direction of interest rates in the future.

      Interest on short-term borrowings increased to $291,000 from $90,000 in 1999, an increase of $201,000, or nearly 225.0%. Interest on other borrowings increased to $267,000 in the first quarter of 2000 from $244,000 in the same period in 1999. The volume as well as the average rate of both of these categories increased in 2000 compared to 1999. The increased volume was used to partially fund the increase of the investment and loan portfolios. Short-term borrowing consist of securities sold under agreements to repurchase. Other borrowings are represented by Federal Home Loan Bank ("FHLB") advances and borrowings with a third-party bank in part to finance the First Financial acquisition.

The provision for loan loss was $90,000 for the three months in 2000 compared to $108,000 in 1999. It is management's opinion that this amount represents an adequate provision.

Total other operating income decreased to $549,000 from $756,000 for the three months ended March 31, 2000 and 1999 respectively. Gain on sale of loans in the first quarter of 2000 was $15,000 compared to $200,000 in 1999. As fixed mortgage rates increased in the second half of 1999, the activity in this area decreased significantly. Substantially, all fixed rate loans originated are sold in the secondary market. Partially offsetting the reduction of income from mortgage sales was the increase in service charges on deposit accounts. The increase was due to an increased number of accounts and an increased fee schedule. Other income in the three months ended March 31, 2000 was $144,000 compared to $187,000 in the comparable period of 1999.

Total other operating expenses decreased approximately $33,000 to $2,402,000 from $2,435,000. The area of largest decrease was salaries and employee benefits, $1,197,000 compared to $1,241,000 in 2000 and 1999 respectively. The main reason for the lower salaries is reduced staff, some as a result of conscious effort and other as certain positions have remained unfilled during the first quarter of 2000 while the Company sought to fill them. The increases and decreases in the other categories nearly offset each other.

Income taxes decreased to $126,000 from $193,000. This decrease was due to a lower amount of income before taxes. The effective tax rate, 33.3% and 38.3%, 2000 and 1999 respectively, decreased because the tax-exempt income more nearly offset the non-deductible intangible amortization. The non-deductible amortization expenses are the result of the purchase method of accounting the Company has used for its acquisitions.


                             BALANCE SHEET ANALYSIS

This analysis of the Company's financial position is comparing March 31, 2000 to December 31, 1999. Total assets were $300.3 million compared to $295.7 million at December 31, 1999. This represents an increase of approximately 1.6%.

Net loans were $192.6 million on March 31, 2000 and $190.2 million on December 31, 1999, an increase of $2.4 million. Real estate loans and commercial loans have increased since the beginning of the year by $1.4 million and $1.6 million respectively. Consumer loans and credit card loans have decreased a total of $0.6 million since December 31, 1999. The Company expects loan demand will be adversely affected by anticipated future increases in interest rates, as customers have become more price sensitive.

Allowance for loan losses remained unchanged at $2.0 million at March 31, 2000 from December 31, 1999. As of March 31, 2000, non-performing loans totaled $3.5 million compared to $3.1 million at December 31, 1999. Management believes that the allowance is adequate at this time.

Net bank premises and equipment was $6.9 million at March 31, 2000 compared to $7.1 million at December 31, 1999. This decrease was primarily the depreciation of buildings and equipment with no major purchases.

Fed funds sold and other short term investments increased approximately $300,000 comparing March 31, 2000 with December 31, 1999. Securities available for sale were $53.9 million at March 31, 2000 compared to $49.0 million at December 31, 1999. Securities held to maturity were $18.8 million compared to $19.7 million, March 31, 2000 and December 31, 1999, respectively. Most of the securities purchased will be added to the available for sale category.

Total deposits were $234.3 million at March 31, 2000 compared to $234.1 million at December 31, 1999. Non-interest bearing deposits were approximately $1.6 million lower on March 31, 2000 than December 31, 1999, $29.0 million and $30.6 million, respectively. Several commercial customers have historically increased their demand deposit balances at year-end. As a result, subsequent reporting dates typically have balances lower than year-end. Interest bearing deposits were up slightly, $205.3 million at March 31, 2000 and $203.6 million at December 31, 1999. Competition for deposit dollars continues to be aggressive. As a result, dramatic growth of interest-bearing deposits is not anticipated during the balance of 2000.

Short-term borrowings, fed funds purchased and repurchase agreements, increased to $21.7 million from $18.6 million as of year-end. Other borrowings, consisting of long-term borrowings incurred in part to complete the First Financial acquisition and advances from the Federal Home Loan Bank for terms greater than one year, were $18.2 million at March 31, 2000 compared to $16.8 million at December 31, 1999. The advances from the FHLB were used to fund some loans in the past and to also provide liquidity. The use of FHLB advances in the future will depend on the Bank's need for funds and the rates at which they may be obtained.

The Company continues to maintain an excellent capital position regardless of the measurement used. The following table shows three different measurements as of March 31, 2000 and December 31, 1999, and the regulatory requirement, if any. The decline in the risk weighted capital ratios has been driven by the shift in the lending portfolio to commercial loans and commercial real estate which carry a higher risk weighting than 1-4 family mortgages. This change is expected to improve earnings. Management does not anticipate the need for additional capital resources in the near future.

                                                 MARCH 31,              DECEMBER 31,          REGULATORY
                                                   2000                   1999               REQUIREMENTS
                                               -------------       -------------------    -----------------
Tier I Capital
  (To Average Assets)                             6.19%                   6.10%                 3.00%
Tier I Capital (To Risk
  Weighted Assets)                                9.31%                   9.52%                 4.00%
Total Capital (To Risk
  Weighted Assets)                               10.37%                   10.61%                8.00%

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

Off-Balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $28.5 million as of March 31, 2000. This compares to $30.6 million at December 31, 1999. The bank historically funds off-balance sheet commitments with its primary sources of funds, and management anticipates that this will continue.

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

ITEM 6.           B)  REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the first quarter of 2000.

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


                                        Blackhawk Bancorp, Inc.
                                        ----------------------------------
                                        (Registrant)



Date:  May 15, 2000                     /s/ Dennis M. Conerton
                                        ----------------------------------
                                        Dennis M. Conerton
                                        President and
                                        Chief Executive Officer



Date:  May 15, 2000                     /s/ Jesse L. Calkins
                                        ----------------------------------
                                        Jesse L. Calkins
                                        Senior Vice President
                                        (Chief Financial and
                                        Accounting Officer)

                             BLACKHAWK BANCORP, INC.

                                INDEX TO EXHIBITS


                  Incorporated                                                   Filed
Exhibit           Herein By                                                      Here-          Page
Number            Description                           Reference To:            with           No.
----------------------------------------------------------------------------------------------------
4.1               Amended and                           Exhibit 3.1 to
                  Restated Articles                     Amendment No. 1 to
                  of Incorporation                      Registrant's
                  of the Registrant                     Registration
                                                        Statement on Form
                                                        S-1 (Reg. No.
                                                        33-32351)

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
