Form 10QSB
period 2000-06-30
BLACKHAWK BANCORP INC
filed 2000-08-14
CIK 857853

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                              YES  X            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
     CLASS OF COMMON STOCK                        JULY 31, 2000
     ----------------------                       -------------
      $.01 PAR VALUE                              2,323,949  SHARES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                      PAGE

ITEM 1.   FINANCIAL STATEMENTS

          Independent Accountant's Report                             3

          Consolidated Condensed Balance Sheets as of
               June 30, 2000 and December 31, 1999                    4

          Consolidated Condensed Statements of Income for the
               Three months ended June 30, 2000 and 1999              5

          Consolidated Condensed Statements of Income for the
               Six months ended June 30, 2000 and 1999                6

          Consolidated Condensed Statements of Shareholders'
               Equity as of June 30, 2000 and 1999                    7

          Consolidated Condensed Statements of Cash Flows for the
               Six months ended June 30, 2000 and 1999                8

          Notes to Consolidated Condensed Financial Statements        9-11

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                    12-16

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS           17

ITEM 6.   A)  EXHIBITS                                                17

          B)  REPORTS ON FORM 8-K                                     17

SIGNATURES                                                            18

                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Shareholders
Blackhawk Bancorp, Inc.
Beloit, Wisconsin


We have reviewed the accompanying unaudited consolidated balance sheet of Blackhawk Bancorp, Inc. and Subsidiary as of June 30, 2000, the related unaudited consolidated statements of income and shareholders' equity for the three-month and six-month periods then ended, and the related unaudited consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Wipfli Ullrich Bertelson LLP

Wipfli Ullrich Bertelson LLP


August 14, 2000
Green Bay, Wisconsin

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    JUNE 30, 2000     DECEMBER 31, 1999
                                                                                -----------------     -----------------
                                                                                         (Dollars in thousands)
ASSETS
Cash and cash equivalents                                                       $          12,308     $          11,994
Interest-bearing deposit accounts                                                           3,109                 4,616
Federal funds sold and other short-term investments                                           155                    91
Securities available for sale                                                              55,073                49,071
Securities held to maturity, fair value of $17,523,000 and $19,373,000                     17,900                19,696
Loans held for sale                                                                           545                   540
Loans, net of allowance for loan losses of $2,069,000 and $1,996,000                      201,763               190,184
Bank premises and equipment, net                                                            6,826                 7,065
Other intangible assets                                                                     7,131                 7,511
Accrued interest receivable                                                                 2,187                 2,028
Other assets                                                                                2,534                 2,888
                                                                                -----------------     -----------------

   Total Assets                                                                 $         309,531     $         295,684
                                                                                =================     =================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Non-interest bearing                                                         $          27,260     $          30,552
   Interest bearing                                                                       199,877               203,573
                                                                                -----------------     -----------------
   Total Deposits                                                                         227,137               234,125
                                                                                -----------------     -----------------
Borrowed Funds:
   Short-term borrowings                                                                   36,452                18,564
   Other borrowings                                                                        19,380                16,803
                                                                                -----------------     -----------------
   Total borrowed funds                                                                    55,832                35,367
                                                                                -----------------     -----------------
Accrued interest payable                                                                    1,199                 1,030
Other liabilities                                                                           2,033                 1,837
                                                                                -----------------     -----------------

   Total Liabilities                                                                      286,201               272,359
                                                                                -----------------     -----------------
SHAREHOLDERS' EQUITY:
Preferred stock
   1,000,000 shares, $.01 par value per share authorized;
   none issued or outstanding                                                                   -                     -
Common stock
   10,000,000 shares, $.01 par value per shares authorized;
   2,334,273 and 2,323,949 shares issued and outstanding                                       23                    23
Additional paid-in capital                                                                  7,360                 7,307
Retained Earnings                                                                          16,929                16,973
Treasury stock, 10,324 shares, at cost                                                       (120)                 (120)
Accumulated other comprehensive deficit                                                      (862)                 (858)
                                                                                -----------------     -----------------

   Total Shareholders' Equity                                                              23,330                23,325
                                                                                -----------------     -----------------

   Total Liabilities and Shareholder's Equity                                   $         309,531     $         295,684
                                                                                =================     =================

       See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                      Three Months Ended June 30,
                                                                                       2000                 1999
                                                                                -----------------     -----------------
INTEREST INCOME:                                                                         (Dollars in Thousands)
   Interest and fees on loans                                                   $           4,208     $           3,869
   Interest on deposits with other banks                                                       43                    85
   Interest on investment securities:
        Taxable                                                                               963                   839
        Exempt from federal income taxes                                                      138                   120
   Interest on federal funds sold and other short-term investments                              7                    62
                                                                                -----------------     -----------------
   Total Interest Income                                                                    5,359                 4,975
                                                                                -----------------     -----------------

INTEREST EXPENSE:
   Interest on deposits                                                                     2,236                 2,229
   Interest on short-term borrowings                                                          483                    95
   Interest on other borrowings                                                               255                   246
                                                                                -----------------     -----------------
   Total Interest Expense                                                                   2,974                 2,570
                                                                                -----------------     -----------------
   Net Interest Income                                                                      2,385                 2,405
   Provision for loan losses                                                                   90                   126
                                                                                -----------------     -----------------
   Net Interest Income After Provision for Loan Losses                                      2,295                 2,279
                                                                                -----------------     -----------------

OTHER OPERATING INCOME:
   Service fees on deposit accounts                                                           398                   318
   Brokerage and annuity commission                                                            67                   116
   Gain on sale of loans                                                                       38                   164
   Gain on sale of securities                                                                  24                    -
   Other income                                                                               128                   113
                                                                                -----------------     -----------------
        Total Other Operating Income                                                          655                   711
                                                                                -----------------     -----------------

OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                                           1,212                 1,233
   Occupancy expense of bank premises, net                                                    160                   168
   Furniture and equipment                                                                    202                   207
   Data processing                                                                            190                   215
   Intangible amortization                                                                    139                   153
   Other operating expense                                                                    663                   515
                                                                                -----------------     -----------------
        Total Other Operating Expense                                                       2,566                 2,491
                                                                                -----------------     -----------------

   Income Before Income Taxes                                                                 384                   499
   Provision for Income Taxes                                                                 123                   185
                                                                                -----------------     -----------------
   Net Income                                                                   $             261     $             314
                                                                                =================     =================
   Basic Earnings Per Share                                                     $            0.11     $            0.14
                                                                                =================     =================
   Diluted Earnings Per Share                                                   $            0.11     $            0.13
                                                                                =================     =================
   Dividends Per Share                                                          $            0.12     $            0.12
                                                                                =================     =================

       See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                        Six Months Ended June 30,
                                                                                       2000                  1999
                                                                                -----------------     -----------------
INTEREST INCOME:                                                                         (Dollars in Thousands)
   Interest and fees on loans                                                   $           8,257     $           7,749
   Interest on deposits with other banks                                                       83                   198
   Interest on investment securities:
        Taxable                                                                             1,831                 1,520
        Exempt from federal income taxes                                                      271                   223
   Interest on federal funds sold and
        other short-term investments                                                           15                   243
                                                                                -----------------     -----------------
        Total Interest Income                                                              10,457                 9,933
                                                                                -----------------     -----------------

INTEREST EXPENSE:
   Interest on deposits                                                                     4,456                 4,511
   Interest on short-term borrowings                                                          774                   185
   Interest on other borrowings                                                               521                   490
                                                                                -----------------     -----------------
        Total Interest Expense                                                              5,751                 5,186
                                                                                -----------------     -----------------
   Net Interest Income                                                                      4,706                 4,747
   Provision for loan losses (Note 3)                                                         180                   234
                                                                                -----------------     -----------------
   Net Interest Income After Provision for Loan Losses                                      4,526                 4,513
                                                                                -----------------     -----------------

OTHER OPERATING INCOME:
   Service fees on deposit accounts                                                           714                   612
   Brokerage and annuity commissions                                                          141                   191
   Gain on sale of loans                                                                       53                   318
   Gain on sale of securities                                                                  24                    -
   Other income                                                                               272                   322
                                                                                -----------------     -----------------
        Total Other Operating Income                                                        1,204                 1,443
                                                                                -----------------     -----------------

OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                                           2,409                 2,476
   Occupancy expense of bank premises, net                                                    331                   343
   Furniture and equipment                                                                    408                   396
   Data processing                                                                            379                   383
   Intangible amortization                                                                    279                   298
   Other operating expense                                                                  1,162                 1,057
                                                                                -----------------     -----------------
   Total Other Operating Expense                                                            4,968                 4,953
                                                                                -----------------     -----------------
   Income Before Income Taxes                                                                 762                 1,003
   Provision for Income Taxes                                                                 249                   378
                                                                                -----------------     -----------------
   Net Income                                                                   $             513     $             625
                                                                                =================     =================
   Basic Earnings Per Share                                                     $            0.22     $            0.27
                                                                                =================     =================
   Diluted Earnings Per Share                                                   $            0.21     $            0.26
                                                                                =================     =================
   Dividends Per Share                                                          $            0.24     $            0.24
                                                                                =================     =================

       See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                Six Months Ended      Six Months Ended
                                                                                  June 30, 2000         June 30, 1999
                                                                                -----------------     -----------------
                                                                                        (Dollars in thousands)
Common Stock:
   Balance at beginning and end of period                                       $              23     $              23
   Stock options exercised                                                                      -                     -
                                                                                -----------------     -----------------
   Balance at end of period                                                                    23                    23
                                                                                -----------------     -----------------

Additional Paid-in Capital:
   Balance at beginning of period                                                           7,307                 7,229
   Stock options exercised                                                                     53                    49
                                                                                -----------------     -----------------
   Balance at end of period                                                                 7,360                 7,278
                                                                                -----------------     -----------------

Retained Earnings:
   Balance at beginning of period                                                          16,973                16,975
   Net Income                                                                                 513                   625
   Dividends declared on common stock                                                        (557)                 (554)
                                                                                -----------------     -----------------
   Balance at end of period                                                                16,929                17,046
                                                                                -----------------     -----------------

Treasury Stock, at cost:
   Balance at beginning of period                                                            (120)                 (120)
   Purchase                                                                                     -                     -
                                                                                -----------------     -----------------
   Balance at end of period                                                                  (120)                 (120)
                                                                                -----------------     -----------------

Accumulated other comprehensive income (deficit):
   Balance at beginning of period                                                            (858)                  293
   Other comprehensive loss, net of taxes                                                      (4)                 (565)
                                                                                -----------------     -----------------
   Balance at end of period                                                                  (862)                 (272)
                                                                                -----------------     -----------------



Total Shareholders' Equity                                                      $          23,330     $          23,955
                                                                                =================     =================














      See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six Months Ended      Six Months Ended
                                                                                  June 30,  2000        June 30, 1999
                                                                                -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   (Dollars in thousands)
   Net Income                                                                   $             513     $             625
   Adjustments to reconcile net income
        to net cash provided by operating activities:
   Provision for loan losses                                                                  180                   234
   Provision for depreciation and amortization                                                795                   756
   Amortization of premiums (accretion of
        discount) on investment securities, net                                                24                    37
   Gain on sale of loans                                                                      (53)                 (250)
   Gain on sale of securities                                                                 (24)                    -
   Loans originated for sale, net of principal collected                                   (3,372)              (16,864)
   Proceeds from sale of loans                                                              3,404                19,425
   Change in assets and liabilities:
        Decrease in other assets                                                              736                   247
        (Increase) decrease in accrued interest receivable                                   (159)                 (129)
        Increase (decrease) in accrued interest payable                                       169                  (172)
        Increase (decrease) in other liabilities                                              168                  (266)
                                                                                -----------------     -----------------
   Net cash provided by operating activities                                                2,381                 3,643
                                                                                -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in federal funds sold and
        other short-term investments, net                                                   1,443                13,994
   Proceeds from maturity of available-for-sale securities                                  1,789                16,094
   Purchase of available-for-sale securities                                              (12,582)              (28,289)
   Proceeds from maturity of securities held-to-maturity                                    3,389                 9,540
   Purchase of securities held-to-maturity                                                 (1,624)               (7,867)
   Sales of securities available-for-sale                                                   4,820                     -
   Loans originated, net of principal collected                                           (12,137)               (3,505)
   Purchase of bank premises and equipment                                                   (137)                 (190)
                                                                                -----------------     -----------------
   Net cash used in investing activities                                                  (15,039)                 (223)
                                                                                -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                                                     53                    49
   Net decrease in deposits                                                                (6,989)              (10,645)
   Net increase in borrowings                                                              20,465                 7,645
   Cash dividends paid                                                                       (557)                 (554)
                                                                                -----------------     -----------------
   Net cash provided by (used in) financing activities                                     12,972                (3,505)
                                                                                -----------------     -----------------
   Net increase (decrease) in cash and cash equivalents                                       314                   (85)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                     11,994                15,973
                                                                                -----------------     -----------------
   End of period                                                                 $         12,308     $          15,888
                                                                                =================     =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
        Interest                                                                 $          5,582     $           5,057
        Income taxes                                                                          150                   425
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Other assets acquired in settlement of loans                                  $            379     $             217

       See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2000

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

          In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of June 30, 2000 and December 31, 1999, the results of operations for the three and six months ended June 30, 2000 and 1999.

          The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

          Certain reclassifications have been made to the 1999 historical financial statements to conform to the 2000 presentation.


Note 2.   Non-Performing Loans

          Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                                                                 June 30,
                                                                      ------------------------------

          (Dollars in Thousands)                                          2000             1999
                                                                      -------------    -------------
          Non-accruing loans                                          $       1,892    $       1,455
          Past due 90 days or more and still accruing                           693              136
                                                                      -------------    -------------
          Total non-performing loans                                  $       2,585    $       1,591
                                                                      =============    =============

          Performing loans classified as impaired                     $           -    $       2,897

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

Note 3.   Allowance For Loan Losses

          A summary of transactions in the allowance for loan losses is as follows:

                                                                                    Three Months Ended June 30,
          (Dollars on Thousands)                                                    2000                  1999
                                                                                -----------------------------------
          Balance at beginning of period                                        $      2,015         $        1,952
          Provision charged to expense                                                    90                    126
          Loans charged off                                                               53                    117
          Recoveries                                                                      17                     13
                                                                                ------------         --------------
          Balance at end of period                                              $      2,069         $        1,974
                                                                                ============         ==============

                                                                                    Six Months Ended June 30,
          (Dollars on Thousands)                                                    2000                     1999
                                                                                -----------------------------------
          Balance at beginning of period                                        $      1,996         $        1,915
          Provision charged to expense                                                   180                    234
          Loans charged off                                                              127                    203
          Recoveries                                                                      20                     28
                                                                                ------------         --------------
          Balance at end of period                                              $      2,069         $        1,974
                                                                                ============         ==============

Note 4:   Earnings Per Share

          Presented below are the calculations for basic and diluted earnings per share:

                                                                     Three Months Ended               Six Months Ended
                                                                           June 30,                       June 30,
                                                                2000            1999            2000           1999
                                                                -----------------------------   -----------------------------
          Basic:
          Net income available to common stockholders           $     261,000   $     314,000   $     513,000   $     625,000
                                                                =============   =============   =============   =============
          Weighted average shares outstanding                       2,323,384       2,306,489       2,320,317       2,305,000
                                                                =============   =============   =============   =============
          Basic earnings per share                              $        0.11   $        0.14   $        0.22   $        0.27
                                                                =============   =============   =============   =============

          Diluted:
          Net income available to common stockholders           $     261,000   $     314,000   $     513,000   $     625,000
                                                                =============   =============   =============   =============
          Weighted average shares outstanding                       2,323,384       2,306,489       2,320,317       2,305,409
          Effect of dilutive stock options outstanding                138,156         110,558         138,156         110,588
                                                                -------------   -------------   -------------   -------------
          Diluted weighted average shares outstanding               2,461,540       2,417,047       2,458,473       2,415,997
                                                                =============   =============   =============   =============
          Diluted earnings per common share                     $        0.11   $        0.13   $        0.21   $        0.26
                                                                =============   =============   =============   =============

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

Note 5:   Subsequent Events

          During the month of August 2000, the Company expects to file a complaint in the Circuit Court of Waukesha County, Wisconsin against a former data processing service provider ("Provider"). The complaint seeks to recover $541,000 improperly charged to the Company's check clearing account maintained with the Federal Home Loan Bank of Chicago. Upon discovery of the Provider's error and following the Provider's acknowledgement of such, the Company worked closely with the Provider to attempt to recover such funds. During the third quarter of 2000, the Company was notified by the Provider, despite their previous assurances to the contrary, that they would be unable to further pursue the matter and indemnify the Company. It is possible that the costs of litigation will not be recoverable as the Company pursues the matter, however, the Company cannot currently estimate the potential costs of litigation. The pending recovery is carried on the Company's books as a receivable in other assets.

Note 6:   Future Accounting Change

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of June 30, 2000 and December 31, 1999 and the consolidated condensed statements of income for the three months and six months ended June 30, 2000 and 1999. This information is not meant to be a substitute for the balance sheets and income statements.

                              RESULTS OF OPERATIONS

Net income for the three and six months ended June 30, 2000 was $261,000 and $513,000 respectively compared to $314,000 and $625,000 for the similar period in 1999. The discussion that follows will provide information about the various areas of income and expense that resulted in the aforementioned financial performance.

                           THREE MONTHS ENDED JUNE 30

For the three months ended June 30, 2000, interest income was $5,359,000 compared to $4,975,000 for the same period in 1999. This increase of $384,000 was primarily the result of increased interest and fees on loans of $339,000. Interest on securities increased $142,000 while short-term investments and interest on deposits with banks decreased $97,000 in the aggregate.

Interest and fees on loans increased to $4,208,000 for the three months ended June 30, 2000 compared to $3,869,000 in the same period of 1999. Average loans outstanding during the three months ended June 30, 2000 were $197.6 million, representing a $21.5 million, or 12.2%, increase over 1999 levels for the similar period. Of the increase in average loans outstanding, $13.0 million was generated in the categories of commercial real estate and commercial and industrial loans. The commercial loan portfolio growth is expected to continue as the Company pursues its strategic direction of diversifying the former thrift balance sheets acquired in recent years to that of a commercial bank. Partially offsetting the volume-driven increase in interest income was a 26 basis point decline in the loan yields. Of that decline in yield, 10 basis points resulted from the sale of the assets of the finance company subsidiary in late 1999.

Investment income on taxable securities for the quarter ended June 30, 2000 increased $124,000 to $963,000, compared to $839,000 for the same period in 1999, an increase of 14.8%. The increase was the result of increases in both volumes and yields during the 2000 quarter as compared to the 1999 quarter. Income from tax-exempt securities increased to $138,000 for the three months ended June 30, 2000 from $120,000. This increase was primarily due to increased volumes.

Interest on federal funds sold and other short-term investments decreased to $50,000 for the three months ended June 30, 2000, from $147,000 for the 1999 period. Loan portfolio growth has driven the reduction in balances maintained in short-term lower-yielding investments while the remainder of the growth was funded with non-deposit liabilities.

Interest paid on deposits remained unchanged at $2.2 million for the three months ended June 30, 2000 and 1999. An increase in average non-interest bearing deposits of $2.5 million kept overall deposit costs for the three months ended June 30, 2000 within four basis points of the 1999 levels. Interest-bearing deposit costs continue to increase due to increases in general interest rate levels and the competitive environment that exist for deposit balances within the Company's markets.

Interest on short-term borrowings increased to $483,000 for the three months June 30, 2000 from $95,000 in 1999, an increase of $388,000. Interest on other borrowings increased to $255,000 for the three months ended June 30, 2000, from $246,000 for the same period in 1999. Short-term borrowings, including repurchase agreements, fed funds purchased, an open line of credit with the Federal Home Loan Bank of Chicago ("FHLB"), and a line of credit with a third party commercial bank, increased as asset growth outpaced deposit growth. Other borrowings include term advances from the FHLB and a term loan with a third party commercial bank which, in part, financed the First Financial Bancorp, Inc. acquisition in 1998.

The provision for loan loss was $90,000 for the quarter ended June 30, 2000 as compared to $126,000 for the same period in 1999. It is management's opinion that this amount represents an adequate provision.

Total non-interest income decreased to $655,000, from $711,000 for the three months ended June 30, 2000 and 1999, respectively. The primary reason for the decline was the $126,000 decrease in the gain on the sale of mortgage loans during the second quarter of 2000 as compared to the 1999 quarter. Higher overall interest rates in the mortgage market as well as the flatter yield curve contributed to a shift towards adjustable rate loans in the purchase money mortgage market and a significant reduction in refinancing activity. With the Company's policy towards retaining most adjustable rate mortgages for its portfolio, production of mortgage loans intended for the secondary market declined. Partially offsetting the decline in gains on sales of mortgage loans was an $80,000 increase in service charges on deposit accounts as account volumes increased and a new pricing structure was implemented during the second quarter of 2000.

For the three months ended June 30, 2000, total non-interest expense increased slightly to $2,566,000 from $2,491,000 for the same period in 1999. Although the Company was successful in keeping the major expense categories in line, other expenses increased $148,000 to $663,000 for the three months ended June 30, 2000. This increase offset an aggregate decrease of $59,000 in the core operating expenses of personnel, occupancy, equipment and data processing. The increase in other expenses primarily resulted from the Company recording a one-time charge of $67,000 related to the write-off of a portion of an insurance claim receivable resulting from a prior claim made under the Company's financial institution bond.

Income taxes decreased to $123,000, from $185,000 for the three-month period ending June 30, 2000. The effective tax rates were 32.0% versus 37.1% for the 2000 and 1999 second quarters, respectively. The decrease resulted from tax-exempt income more closely offsetting non-deductible intangible amortization. The non-deductible amortization expenses are the result of the purchase method of accounting the Company has used for its acquisitions.

                            SIX MONTHS ENDED JUNE 30

For the six months ended June 30, 2000, interest income was $10.5 million compared to $9.9 million for the same period in 1999. This increase of $0.6 million was primarily from increased interest and fees on loans of $0.5 million. Interest on securities increased $0.4 million while short-term investments and interest on deposits with banks decreased a combined $0.3 million.

Interest and fees on loans increased to $8.3 million for the six months ended June 30, 2000, compared to $7.7 million in the same period of 1999. As indicated for the three-month period, volume increases significantly outpaced declines in yield on the loan portfolio.

Investment income on taxable securities for the six months ended June 30, 2000 increased $0.3 million to $1.8 million, compared to $1.5 million for the same period in 1999. The increase was primarily the result of increased volumes, although yield improvements also contributed to the increase. Income from tax-exempt securities increased to $271,000 for the six months ended June 30, 2000, from $223,000 for the prior year period. This increase was also primarily due to increased volumes.

Interest on federal funds sold and other short-term investments decreased to $0.1 million for the six months ended June 30, 2000, from $0.4 million for the 1999 period. Excess liquidity, which was held by the Company during much of the first quarter of 1999, was deployed to the long-term securities and loan portfolios in the late first quarter and early second quarter of 1999. Comparable excess liquidity was not maintained in 2000 period.

Interest paid on deposits remained materially unchanged at approximately $4.5 million for the six months ended June 30, 2000 and 1999. The slight $55,000 decrease was the result of lower interest-bearing deposit balances in the 2000 period.

Interest on short-term borrowings increased to $0.8 million for the six months June 30, 2000, from $0.2 million in 1999. Interest on other borrowings increased remained unchanged at $0.5 million for both the six months ended June 30, 2000 and 1999. The short term borrowing costs increased as a result of the Company electing to use those types of funding sources within its interest rate risk parameters as an interim funding mechanism for the growth in the balance sheet.

The provision for loan loss was $180,000 for the six months ended June 30, 2000, as compared to $234,000 for the same period in 1999. It is management's opinion that this amount represents an adequate provision.

Total non-interest income decreased to $1.2 million, from $1.4 million for the six months ended June 30, 2000 and 1999, respectively. The primary reason for the decline was the $265,000 decrease in the gain on the sale of mortgage loans during the six months ended June 30, 2000, as compared to the same period in 1999. The decline was driven by rates as discussed previously. An increase in service charges on deposit accounts and the gain on bond sales were nearly offset by declines in brokerage and annuity commissions and other income. Deposit service charges have benefited from account volume increases and pricing structure changes while brokerage fees have suffered with the uncertainties that have developed in the financial markets and the increased rates on insured deposit products which provide attractive alternatives. Other income decreased primarily as a result of lower trust fees as the 1999 period included the effect of several larger estate liquidations.

For the six months ended June 30, 2000 and 1999, total non-interest expense remained materially unchanged at $5.0 million. The slight $15,000 increase was the result of a $105,000 increase in other expenses. The primary component of this increase is the aforementioned one-time charge of $67,000. Personnel costs represent the largest decrease, $67,000, from the six months ended June 30, 1999, to the six months ended June 30, 2000. Certain portions of this decline result from reduced variable compensation paid on loans and securities sales. The remainder of the non-interest expenses declined in the aggregate as the Company continues to identify consolidation opportunities within its integration process.

Income taxes decreased to $249,000, from $378,000, for the six-month period ending June 30, 2000. The effective tax rates were 32.7% versus 37.7% for 2000 and 1999 second quarters, respectively.


                         ANALYSIS OF FINANCIAL CONDITION

This analysis of the Company's financial condition compares June 30, 2000 to the Company's prior fiscal year end, December 31, 1999. Total assets were $309.5 million, as compared to $295.7 million as of December 31, 1999. This represents an increase of 4.7%.

Total investments, including securities held-to-maturity, securities available-for-sale, fed funds sold and short-term investments, were $73.1 million as of June 30, 2000, as compared to $68.9 million as of December 31, 1999. The portfolio increased as the result of the Company's continued efforts to leverage its capital position and increase its return on equity.

Net portfolio loans totaled $201.8 million on June 30, 2000, as compared to $190.2 million on December 31, 1999, an increase of $11.6 million. $6.5 million of the increase from December 31, 1999 occurred in the commercial and commercial real estate portfolios. The balance of the growth came primarily from the 1-4 family mortgage portfolio which increased $3.6 million from December 31, 1999 to June 30, 2000. Although strong gains in the loan portfolio occurred during the first six months of the year, management anticipates loan demand will be adversely impacted by the upward movements in interest rates initiated by the Federal Reserve Board of Governors during the first half of the year.

The allowance for loan losses increased to $2.1 million as of June 30, 2000, as compared to $2.0 million as of December 31, 1999. As of June 30, 2000, non-performing loans were $2.6 million compared to $3.1 million at December 31, 1999. Management believes that the allowance is adequate at this time.

Net bank premises and equipment was $6.8 million at June 30, 2000, compared to $7.1 million at December 31, 1999. The decline occurred as the provision for depreciation of $333,000 outpaced capital expenditures of $137,000.

Total deposits as of June 30, 2000 were $227.1 million, as compared to $234.1 million as of December 31, 1999. Non-interest bearing deposits decreased to $27.3 million, from $30.6 million as of December 31, 1999. Several commercial customers have historically increased their demand deposit balances at year-end. Consequently, subsequent interim reporting dates typically have balances lower than the previous year-ends. Interest bearing deposits decreased 1.8% from year-end levels. Continued aggressive competition for interest-bearing deposits in the Company's markets has driven the decrease. Management does not expect that environment to change considerably in the near term and, therefore, does not expect substantial growth in such accounts for the balance of the year.

Short-term borrowings, fed funds purchased and repurchase agreements increased to $36.5 million at June 30, 2000, from $18.6 million as of year-end. Other borrowings, consisting of long-term borrowings incurred, in part, to complete the First Financial acquisition in 1998 and advances from the FHLB for terms greater than one year, were $19.4 million at June 30, 2000, up from $16.8 million at year end. These sources of non-deposit funding have been used to fund much of the balance sheet growth for the first half of the year. The use of FHLB advances in the future will depend on the Company's need for funds and the rates at which they may be obtained.

The company continues to maintain an excellent capital position regardless of the measurement used. The following table shows three different measurements as of June 30, 2000 and December 31, 1999, and the regulatory requirement, if any. The decline in capital ratios has been driven by the shift in the lending portfolio to commercial loans and commercial real estate that carry a higher risk weighting than 1-4 family mortgages. This change is expected to improve earnings. Management does not anticipate the need for additional capital resources in the near future.

                                                       JUNE 30,       DECEMBER 31,   REGULATORY
                                                       2000           1999           REQUIREMENTS
                                                       ---------------------------------------------

Tier I capital                                          6.07%          6.10%          3.00%
  (To Average Assets)
Tier I capital as a percent
  (To Risk weighted Assets)                             9.03%          9.52%          4.00%

Total capital
  (To Risk weighted Assets)                            10.09%         10.61%          8.00%

Liquidity, as it relates to the subsidiary bank, is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Bank's principal sources of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of investment securities, income from operations, and short-term borrowings. Additional sources include purchasing fed funds, sale of securities, sale of loans, borrowing from both the Federal Reserve Bank and Federal Home Loan Bank, and dividends paid by Nevahawk to the Bank. Under present law, accumulated earnings could be paid as dividends without incurring a tax liability.

The liquidity needs of the Company generally consists of payment of dividends to its shareholders and a limited amount of expenses. As part of the financing of the proposed purchase of First Financial transaction, the Company negotiated a line of credit from an unrelated third party. The sources of funds to provide this liquidity are income from investments, maturities of investments, cash balances, issuance of capital and dividends from its subsidiary bank. Certain restrictions are imposed upon the Bank, which could limit their ability to pay dividends if they did not have net earnings or adequate capital in the future. The Company maintains adequate liquidity to pay its expenses.

Off-balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $30.5 million as of June 30, 2000. This compares to $30.6 million at December 31, 1999. The Bank has historically funded off-balance sheet commitments with its primary sources of funds, and management anticipates that this will continue.

The Company's consolidated assets include a $541,000 receivable that relates to an improper charge made by the Company's former data processing service provider ("Provider") to the Company's check clearing account maintained with the Federal Home Loan Bank of Chicago. Upon discovery of the Provider's error and following the Provider's initial acknowledgement of that error, the Company worked closely with the Provider to attempt to recover the amount improperly charged. During the third quarter of 2000, the Provider notified the Company that it is unable to pursue the matter further and does not intend to indemnify the Company for this amount. The Company expects to file a complaint in the Circuit Court of Waukesha County, Wisconsin seeking to recover the amount of the improper charge from the Provider. While the Company believes it is entitled to recovery, there can be no assurance that the Company ultimately will prevail in this litigation. Moreover, the Company will incur costs and legal fees in connection with its pursuit of this matter, and it may be unable to recover those costs and fees. The potential amount of those costs and fees depends on how this litigation develops and ultimately is resolved, and cannot be predicted at this time. In the unlikely event that the Company is unsuccessful in recovering any portion of this improper charge, the Company would be required to write off the entire amount, together with costs and fees incurred in the proceedings, and such amounts would be charged against earnings for the period in which the write-off occurs.

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

                                     PART II

                                OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 17, 2000, at the annual meeting of shareholders of the Company, the shareholders re-elected Dennis M. Conerton, Kenneth A. Hendricks and George D. Merchant to three-year terms expiring in 2003. The vote, with respect to the re-election of each was as follows:

     Dennis M. Conerton
          2,322,899 total votes eligible to be cast
          1,850,257 votes were represented at the Annual Meeting
          1,689,577 votes were cast "For" re-election
          160,680 votes were cast "Against" re-election
          - -  votes abstained

    Kenneth A. Hendricks
          2,322,899 total votes eligible to be cast
          1,850,257 votes were represented at the Annual Meeting
          1,757,085 votes were cast "For" re-election
          92,758 votes were cast "Against" re-election
          414 votes abstained

     George D. Merchant
          2,322,899 total votes eligible to be cast
          1,850,257 votes were represented at the Annual Meeting
          1,758,673 votes were cast "For" re-election
          91,584 votes were cast "Against" re-election
          - - votes abstained

ITEM 6.   A)  EXHIBITS

          See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

          B)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the three months ended June 30, 2000.

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



                                                  Blackhawk Bancorp, Inc.
                                        ----------------------------------------
                                                       (Registrant)



Date: August 14, 2000                   /s/  Dennis M. Conerton
                                        ----------------------------------------
                                        Dennis M. Conerton
                                        President and Chief Executive Officer



Date: August 14, 2000                   /s/  Keith D. Hill
                                        ----------------------------------------
                                        Keith D. Hill
                                        Vice President
                                        (Chief Financial and Accounting Officer)

                             BLACKHAWK BANCORP, INC.

                                INDEX TO EXHIBITS


                                             Incorporated                       Filed
Exhibit                                      Herein By                          Here-            Page
Number    Description                        Reference To:                      with             No.
------    -----------                        ------------                       -----            ----

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