Form 10QSB
period 2000-09-30
BLACKHAWK BANCORP INC
filed 2000-11-14
CIK 857853

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                YES   X            NO
                                    ------            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                ISSUED AT
CLASS OF COMMON STOCK                                      OCTOBER 31, 2000
----------------------                                     ------------------
  $.01 PAR VALUE                                            2,323,949  SHARES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----

ITEM 1.       FINANCIAL STATEMENTS

               Consolidated Condensed Balance Sheets as of
                    September 30, 2000 and December 31, 1999                  3

               Consolidated Condensed Statements of Income for the
                    three months ended September 30, 2000 and 1999            4

               Consolidated Condensed Statements of Income for the
                    Nine months ended September 30, 2000 and 1999             5

               Consolidated Condensed Statements of Shareholders'
                    Equity as of September 30, 2000 and 1999                  6

               Consolidated Condensed Statements of Cash Flows for the
                    Nine months ended September 30, 2000 and 1999             7

               Notes to Consolidated Condensed Financial Statements        8-10

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                   11-16


                           PART II - OTHER INFORMATION


ITEM 6.        A)  EXHIBITS                                                  17

               B)  REPORTS ON FORM 8-K                                       17

SIGNATURES                                                                   18

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                                                  ------------------        -----------------
                                                                                              (Dollars in thousands)
ASSETS
Cash and cash equivalents                                                             $    10,713               $  11,994
Interest-bearing deposit accounts                                                           2,209                   4,616
Federal funds sold and other short-term investments                                           541                      91
Securities available for sale                                                              55,683                  49,071
Securities held to maturity, fair value of $17,967,000 and $19,373,000                     17,969                  19,696
Loans held for sale                                                                           452                     540
Loans, net of allowance for loan losses of $2,108,000 and $1,996,000                      209,582                 190,184
Bank premises and equipment, net                                                            6,506                   7,065
Other intangible assets                                                                     6,335                   7,511
Accrued interest receivable                                                                 2,332                   2,028
Other assets                                                                                2,965                   2,888
                                                                                      -----------               ---------

   Total Assets$                                                                          315,287               $ 295,684
                                                                                      ===========               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Non-interest bearing                                                               $    26,048               $  30,552
   Interest bearing                                                                       207,608                 203,573
                                                                                      -----------               ---------
   Total Deposits                                                                         233,656                 234,125
                                                                                      -----------               ---------
Borrowed Funds:
   Short-term borrowings                                                                   30,640                  18,564
   Other borrowings                                                                        24,241                  16,803
                                                                                      -----------               ---------
   Total borrowed funds                                                                    54,881                  35,367
                                                                                      -----------               ---------
Accrued interest payable                                                                    1,235                   1,030
Other liabilities                                                                           1,845                   1,837
                                                                                      -----------               ---------

   Total Liabilities                                                                      291,617                 272,359
                                                                                      -----------               ---------
SHAREHOLDERS' EQUITY:
Preferred stock
   1,000,000 shares, $.01 par value per share authorized;
   none issued or outstanding                                                                  --                      --
Common stock
   10,000,000 shares, $.01 par value per shares authorized;
   2,334,273 and 2,323,949 shares issued and outstanding                                       23                      23
Additional paid-in capital                                                                  7,360                   7,307
Retained Earnings                                                                          16,955                  16,973
Treasury stock, 10,324 shares, at cost                                                       (120)                   (120)
Accumulated other comprehensive deficit                                                      (548)                   (858)
                                                                                      -----------               ---------

   Total Shareholders' Equity                                                              23,670                  23,325
                                                                                      -----------               ---------

   Total Liabilities and Shareholder's Equity                                         $   315,287               $ 295,684
                                                                                      ===========               =========



       See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                         Three Months Ended September 30,
                                                                                         --------------------------------
                                                                                             2000               1999
                                                                                         ---------             --------
INTEREST INCOME:                                                                              (Dollars in Thousands)
   Interest and fees on loans                                                            $   4,578             $  3,992
   Interest on deposits with other banks                                                        42                   26
   Interest on investment securities:
        Taxable                                                                                952                  866
        Exempt from federal income taxes                                                       144                  126
   Interest on federal funds sold and other short-term investments                               5                   22
                                                                                         ---------             --------
   Total Interest Income                                                                     5,721                5,032
                                                                                         ---------             --------
INTEREST EXPENSE:
   Interest on deposits                                                                      2,372                2,261
   Interest on short-term borrowings                                                           587                  172
   Interest on other borrowings                                                                353                  250
                                                                                         ---------             --------
   Total Interest Expense                                                                    3,312                2,683
                                                                                         ---------             --------
   Net Interest Income                                                                       2,409                2,349
   Provision for loan losses                                                                    90                  135
                                                                                         ---------             --------
   Net Interest Income After Provision for Loan Losses                                       2,319                2,214
                                                                                         ---------             --------

OTHER OPERATING INCOME:
   Service fees on deposit accounts                                                            394                  346
   Brokerage and annuity commission                                                             60                   55
   Gain on sale of loans                                                                        46                   64
   Gain on sale of securities                                                                   --                   69
   Net gain on sale of other assets                                                             22                   --
Other income                                                                                   133                  159
                                                                                         ---------             --------
        Total Other Operating Income                                                           655                  693
                                                                                         ---------             --------

OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                                            1,237                1,231
   Occupancy expense of bank premises, net                                                     157                  164
   Furniture and equipment                                                                     202                  197
   Data processing                                                                             190                  188
   Intangible amortization                                                                     138                  153
   Other operating expense                                                                     580                  549
                                                                                         ---------             --------
        Total Other Operating Expense                                                        2,504                2,482
                                                                                         ---------             --------

   Income Before Income Taxes                                                                  470                  425
   Provision for Income Taxes                                                                  164                  150
                                                                                         ---------             --------
   Net Income                                                                            $     306             $    275
                                                                                         =========             ========
   Basic Earnings Per Share                                                              $    0.13             $   0.12
                                                                                         =========             ========
   Diluted Earnings Per Share                                                            $    0.13             $   0.11
                                                                                         =========             ========
   Dividends Per Share                                                                   $    0.12             $   0.12
                                                                                         =========             ========



       See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                           Nine Months Ended September 30,
                                                                                          ---------------------------------
                                                                                              2000                1999
                                                                                            ---------            ---------
                                                                                                (Dollars in Thousands)
INTEREST INCOME:
   Interest and fees on loans                                                               $  12,835            $  11,741
   Interest on deposits with other banks                                                          125                  224
   Interest on investment securities:
        Taxable                                                                                 2,783                2,386
        Exempt from federal income taxes                                                          415                  349
   Interest on federal funds sold and
        other short-term investments                                                               20                  265
                                                                                            ---------            ---------
        Total Interest Income                                                                  16,178               14,965
                                                                                            ---------            ---------

INTEREST EXPENSE:
   Interest on deposits                                                                         6,828                6,772
   Interest on short-term borrowings                                                            1,361                  357
   Interest on other borrowings                                                                   874                  740
                                                                                            ---------            ---------
        Total Interest Expense                                                                  9,063                7,869
                                                                                            ---------            ---------
   Net Interest Income                                                                          7,115                7,096
   Provision for loan losses (Note 3)                                                             270                  369
                                                                                            ---------            ---------
   Net Interest Income After Provision for Loan Losses                                          6,845                6,727
                                                                                            ---------            ---------

OTHER OPERATING INCOME:
   Service fees on deposit accounts                                                             1,108                  958
   Brokerage and annuity commissions                                                              201                  246
   Gain on sale of loans                                                                           99                  382
   Gain on sale of securities                                                                      24                   69
   Net gain on sale of other assets                                                                22                   --
   Other income                                                                                   405                  481
                                                                                            ---------            ---------
        Total Other Operating Income                                                            1,859                2,136
                                                                                            ---------            ---------

OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                                               3,646                3,707
   Occupancy expense of bank premises, net                                                        488                  507
   Furniture and equipment                                                                        610                  593
   Data processing                                                                                569                  571
   Intangible amortization                                                                        417                  451
   Other operating expense                                                                      1,742                1,606
                                                                                            ---------            ---------
   Total Other Operating Expense                                                                7,472                7,435
                                                                                            ---------            ---------
   Income Before Income Taxes                                                                   1,232                1,428
   Provision for Income Taxes                                                                     413                  528
                                                                                            ---------            ---------
   Net Income                                                                               $     819            $     900
                                                                                            =========            =========
   Basic Earnings Per Share                                                                 $    0.35            $    0.39
                                                                                            =========            =========
   Diluted Earnings Per Share                                                               $    0.34            $    0.37
                                                                                            =========            =========
   Dividends Per Share                                                                      $    0.36            $    0.36
                                                                                            =========            =========


       See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                 Nine Months Ended         Nine Months Ended
                                                                                 September 30, 2000        September 30, 1999
                                                                                 ------------------        ------------------
                                                                                           (Dollars in thousands)
Common Stock:
   Balance at beginning and end of period                                        $          23                    $     23
   Stock options exercised                                                                  --                          --
                                                                                 -------------                 -----------
   Balance at end of period                                                                 23                          23
                                                                                 -------------                 -----------

Additional Paid-in Capital:
   Balance at beginning of period                                                        7,307                       7,229
   Stock options exercised                                                                  53                          75
                                                                                 -------------                 -----------
   Balance at end of period                                                              7,360                       7,304
                                                                                 -------------                 -----------

Retained Earnings:
   Balance at beginning of period                                                       16,973                      16,975
   Net Income                                                                              819                         900
   Dividends declared on common stock                                                     (837)                       (831)
                                                                                 -------------                 -----------
   Balance at end of period                                                             16,955                      17,044
                                                                                 -------------                 -----------

Treasury Stock, at cost:
   Balance at beginning of period                                                         (120)                       (120)
   Purchase                                                                                 --                          --
                                                                                 -------------                 -----------
   Balance at end of period                                                               (120)                       (120)
                                                                                 -------------                 -----------

Accumulated other comprehensive income (deficit):
   Balance at beginning of period                                                         (858)                        293
   Other comprehensive loss, net of taxes                                                  310                        (956)
                                                                                 -------------                 -----------
   Balance at end of period                                                               (548)                       (663)
                                                                                 -------------                 -----------



Total Shareholders' Equity                                                       $      23,670                 $    23,588
                                                                                 =============                 ===========


       See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended           Nine Months Ended
                                                                                  September 30,  2000          September 30, 1999
                                                                                  -------------------          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                         $       819                   $       900
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Provision for loan losses                                                                  270                           369
   Provision for depreciation and amortization                                              1,098                         1,099
   Amortization of premiums (accretion of discount)
        on investment securities, net                                                          28                            69
   Gain on sale of loans                                                                      (99)                         (382)
   Gain on sale of available-for-sale securities                                              (24)                          (69)
   Gain on sale of other fixed and intangible assets                                          (22)                           --
   Loans originated for sale, net of principal collected                                   (5,779)                      (23,115)
   Proceeds from sales of loans                                                             5,950                        26,936
   Change in assets and liabilities:
        (Increase) decrease in other assets                                                     6                        (1,493)
        (Increase) decrease in accrued interest receivable                                   (304)                          233
        Increase (decrease) in accrued interest payable                                       204                           100
        Increase (decrease) in other liabilities                                               46                           195
                                                                                      -----------                   -----------
   Net cash provided by operating activities                                                2,193                         4,842
                                                                                      -----------                   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in federal funds sold and
        other short-term investments, net                                                   1,957                        13,902
   Proceeds from maturity of available-for-sale securities                                  2,223                        16,819
   Purchase of available-for-sale securities                                              (13,119)                      (28,962)
   Proceeds from maturity of held-to-maturity securities                                    3,635                        10,351
   Purchase of securities held-to-maturity                                                 (1,954)                       (8,167)
   Proceeds from sales of available-for-sale securities                                     4,820                           174
   Loans originated, net of principal collected                                           (20,058)                      (13,572)
   Proceeds from sale of other fixed and intangible assets                                    992                            --
   Purchase of bank premises and equipment                                                   (213)                         (310)
                                                                                      -----------                   -----------
   Net cash provided by (used in) investing activities                                    (21,717)                       (9,765)
                                                                                      -----------                   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                                                     35                            75
   Net increase (decrease) in deposits                                                       (469)                      (10,641)
   Net increase (decrease) in borrowings                                                   19,514                        15,914
   Cash dividends paid                                                                       (837)                         (831)
                                                                                      -----------                   -----------
   Net cash provided by (used in) financing activities                                     18,243                         4,517
                                                                                      -----------                   -----------
   Net increase (decrease) in cash and cash equivalents                                    (1,281)                         (406)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                     11,994                        15,973
                                                                                      -----------                   -----------
   End of period                                                                      $    10,713                   $    15,567
                                                                                      ===========                   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
        Interest                                                                      $     8,859                   $     7,926
        Income taxes                                                                          332                           154
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Other assets acquired in settlement of loans                                       $       389                   $       865


       See Notes to Unaudited Consolidated Condensed Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000

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

             In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of September 30, 2000 and December 31, 1999, the results of operations for the three and nine months ended September 30, 2000 and 1999.

             The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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


Note 2.      Non-Performing Loans

             Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                                                                    September 30,
                                                                           ------------------------------

             (Dollars in Thousands)                                              2000            1999
                                                                           -------------    -------------             -
             Non-accruing loans                                            $       2,004    $         870
             Past due 90 days or more and still accruing                           1,496              546
                                                                           -------------    -------------
             Total non-performing loans                                    $       3,500    $       1,416
                                                                           =============    =============

             Performing loans classified as impaired                       $          --    $       2,479

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

Note 3.      Allowance For Loan Losses

             A summary of transactions in the allowance for loan losses is as follows:

                                                                                        Three Months Ended September 30,
                                                                                      -----------------------------------
             (Dollars on Thousands)                                                       2000                  1999
                                                                                      -----------------------------------
             Balance at beginning of period                                           $      2,069         $        1,973
             Provision charged to expense                                                       90                    135
             Loans charged off                                                                  60                    150
             Recoveries                                                                          9                      8
                                                                                      ------------         --------------
             Balance at end of period                                                 $      2,108         $        1,966
                                                                                      ============         ==============

                                                                                        Nine Months Ended September 30,
                                                                                      -----------------------------------
             (Dollars on Thousands)                                                      2000                     1999
                                                                                      -----------------------------------
             Balance at beginning of period                                           $      1,996         $        1,915
             Provision charged to expense                                                      270                    369
             Loans charged off                                                                 187                    354
             Recoveries                                                                         29                     36
                                                                                      ------------         --------------
             Balance at end of period                                                 $      2,108         $        1,966
                                                                                      ============         ==============

Note 4:      Earnings Per Share

             Presented below are the calculations for basic and diluted earnings per share:

                                                                          Three Months Ended             Nine Months Ended
                                                                            September 30,                    September 30,
                                                                      ---------------------------    ---------------------------
                                                                          2000           1999              2000          1999
                                                                      ---------------------------    ---------------------------
             Basic:
             Net income available to common stockholders              $    306,000   $    275,000    $     819,000  $    900,000
                                                                      ============   ============    =============  ============
             Weighted average shares outstanding                         2,323,949      2,312,758        2,321,536     2,307,885
                                                                      ============   ============    =============  ============
             Basic earnings per share                                 $       0.13   $       0.12    $        0.35  $       0.39
                                                                      ============   ============    =============  ============

             Diluted:
             Net income available to common stockholders              $    306,000    $   275,000    $     819,000  $    900,000
                                                                      ============    ===========    =============  ============
             Weighted average shares outstanding                         2,323,949      2,312,758        2,321,536     2,307,885
             Effect of dilutive stock options outstanding                   58,289        123,743           58,289       115,584
                                                                      ------------    -----------    -------------  ------------
             Diluted weighted average shares outstanding                 2,382,238      2,436,501        2,379,825     2,423,469
                                                                      ============    ===========    =============  ============
             Diluted earnings per common share                        $       0.13    $      0.11    $        0.34  $       0.37
                                                                      ============    ===========    =============  ============

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

Note 5:   Contingencies

          On August 18, 2000, the Company filed a complaint in the Circuit Court of Waukesha County, Wisconsin against a former data processing service provider ("Provider"). The complaint seeks to recover $541,000 improperly charged to the Company's check clearing account maintained with the Federal Home Loan Bank of Chicago. Upon discovery of the Provider's error and following the Provider's acknowledgement of such, the Company worked closely with the Provider to attempt to recover such funds. During the third quarter of 2000, the Company was notified by the Provider, despite their previous assurances to the contrary, that they would be unable to further pursue the matter and indemnify the Company. It is possible that the costs of litigation will not be recoverable as the Company pursues the matter, however, the Company cannot currently estimate the potential total costs of litigation. The pending recovery is carried on the Company's books as a receivable in other assets.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of September 30, 2000 and December 31, 1999 and the consolidated condensed statements of income for the three months and nine months ended September 30, 2000 and 1999. This information is not meant to be a substitute for the balance sheets and income statements.

                              RESULTS OF OPERATIONS

Net income for the three and nine months ended September 30, 2000 was $306,000 and $819,000, respectively, compared to $275,000 and $900,000 for the similar period in 1999. The discussion that follows will provide information about the various areas of income and expense that resulted in the aforementioned financial performance.


                         THREE MONTHS ENDED SEPTEMBER 30

For the three months ended September 30, 2000, interest income was $5,721,000 compared to $5,032,000 for the same period in 1999. Nearly all of the increase was derived from the loan portfolio where interest and fees increased $586,000. The balance of the improvement in interest income came from the investment portfolio where interest income increased $104,000, while interest income on federal funds sold, short term investments and deposits with other banks remained substantially unchanged.

Interest and fees on loans increased to $4,578,000 for the three months ended September 30, 2000 compared to $3,992,000 during the same period of 1999. Average loans outstanding during the three months ended September 30, 2000 were $207.3 million, representing a $22.8 million, or 12.4%, increase over 1999 levels for the similar period. $12.4 million of the increase in average loans was generated in the areas of commercial real estate and commercial and industrial loans. The concentration of growth in the area of commercial lending is expected to continue as the Company continues to pursue its strategic direction of diversifying the former thrift balance sheets acquired in recent years to that of a commercial bank. In addition to increased volumes, the Company experienced higher yields in the 2000 quarter. A yield increase of 18 basis points was the product of increasing base rates over the past year for variable rate loans and higher rates on new loan production during 2000.

Investment income on taxable securities for the quarter ended September 30, 2000 was $952,000 compared to $866,000 in 1999, an increase of 9.9%. Income from tax-exempt securities increased approximately 14% in the 2000 period compared to 1999. Increased investment security volumes and higher reinvestment rates on cash flows from the securities portfolio generated the interest income increases.

Interest on deposits with other banks, federal funds sold and other short-term investments remained substantially unchanged at $47,000 for the three months ended September 30, 2000, compared to $48,000 for the same period in 1999, as the Company has been a net short-term borrower during both periods and has consequently maintained minimal balances in short-term investments.

Interest paid on deposits for the three months ended September 30, 2000 was $2,372,000 compared to $2,261,000 for the same period in 1999. The increase was the result of a 32 basis point increase in the average rate paid on deposits more than offsetting a $4.8 million decrease in interest-bearing deposit balances. The increased cost of funds was the result of higher costs on certificates of deposit and a shift in the interest-bearing deposit portfolio towards time deposits. Such deposits generally carry the highest rates among interest bearing deposit liabilities.

Interest on short-term borrowings increased to $587,000 for the three months ended September 30, 2000 from $172,000 in 1999, an increase of $415,000. Interest on other borrowings also increased to $353,000 for the three months ended September 30, 2000 from $250,000 for the same period in 1999. Short-term borrowings, including repurchase agreements, fed funds purchased, an open line of credit with the Federal Loan Bank of Chicago ("FHLB") and a line of credit with an unaffiliated commercial bank increased as asset growth outpaced deposit growth. Other borrowings include term advances from the FHLB and a term loan with an unaffiliated commercial bank which, in part, financed the First Financial Bancorp, Inc. acquisition in 1998.

The provision for loan loss was $90,000 during the quarter ended September 30, 2000 as compared to $135,000 for the same period in 1999. It is management's opinion that this amount represents an adequate provision.

Total non-interest income decreased $38,000, to $655,000 for the three months ended September 30, 2000, from $693,000 for the same period in 1999. Gain on sale activity accounted for the decline in non-interest income from year to year with aggregate net gains of $133,000 during the three months ended September 30, 1999 decreasing to $68,000 for the same period in 2000. Gains on the sale of securities decreased from $69,000 during the 1999 quarter, to nothing during the 2000 period. Gains on the sale of loans decreased $18,000, to $46,000, during the 2000 quarter from $64,000 for the 1999 period. Net gains on the sale of other assets, including fixed assets and mortgage servicing rights, increased to $22,000 in the 2000 period from nothing in the prior year. The net gain on the sale of other assets includes a $241,000 gain on the sale of approximately two-thirds of the Company's mortgage servicing portfolio. As a result of this sale, the Company will experience a decrease in mortgage servicing revenues in future years. The Company expects, however, that this revenue reduction will be substantially offset by reduced overhead to support the servicing of these loans and the sale will allow management to keep its focus directed towards the growth of its commercial banking business lines. The offsetting component of the net gain is a $219,000 loss on the sale and disposal of certain leasehold improvements and equipment and associated relocation costs attributable to the consolidation of an in-store branch in Beloit, Wisconsin, with a nearby stand-alone facility. The Company had not realized the necessary growth to maintain the in-store branch since it was opened in 1994 and made the decision to consolidate the facility, which is expected to result in cost savings in the areas of personnel and occupancy. Offsetting the decline in gain on sale activity was a $48,000 increase in deposit service charges to $394,000 for the three months ended September 30, 2000 which resulted from an increase in transaction accounts and a new deposit pricing structure implemented early in the second quarter of 2000.

For the three months ended September 30, 2000, total non-interest expense increased slightly to $2,504,000, from $2,482,000 for the same period in 1999. Core operating expenses of personnel, occupancy, equipment and data processing costs increased, in aggregate $6,000, or 0.3%, to $1,786,000 during the quarter ended September 30, 2000, from $1,780,000 during the same period in 1999. Intangible amortization declined $15,000, or 9.8%, to $138,000 for the quarter ended September 30, 2000, from $153,000 for the 1999 quarter. This decline was the result of accelerated amortization on the intangible assets from the Company's acquisitions. Other non-interest expenses increased $31,000, to $580,000, for the three months ended September 30, 2000. This represents a 5.6% increase over the $549,000 total for the same period in 1999. The increase was driven by increased legal costs and professional fees primarily attributable to the Company's lawsuit against a former data processing provider as detailed in the footnotes to the financial statements.

The provision for income taxes increased to $164,000 from $150,000 for the three-month period ending September 30, 2000. The effective tax rates were 34.9% versus 35.3% for third quarter of 2000 and 1999, respectively. Lower effective tax rates resulted from increased municipal bonds holdings and decreased non-deductible intangible amortization. The non-deductible amortization expense is the result of the purchase method of accounting the Company has used for its acquisitions.

                         NINE MONTHS ENDED SEPTEMBER 30

For the nine months ended September 30, 2000, interest income was $16,178,000 compared to $14,965,000 for the same period in 1999. Nearly all of the increase occurred in the loan portfolio where interest and fees increased $1,094,000. Interest on securities increased $463,000, while interest income on federal funds sold, short-term investments and interest-earning deposits decreased $344,000 in aggregate.

Interest and fees on loans increased to $12,835,000 for the nine months ended September 30, 2000 compared to $11,741,000 in the same period of 1999. Increased average balances of $20.5 million more than offset a 15 basis point year-to-date decrease in yield on loans. Of this decrease, 9 basis points is attributable to the elimination of the Company's consumer finance portfolio in December 1999.

Interest income on taxable securities for the quarter ended September 30, 2000 increased $397,000, to $2,783,000, as a 15% increase in average balances in the 2000 year-to-date period accounted for substantially all of the increase. A slight increase in yields on such investments complemented the volume increase.

Interest income on tax-exempt securities for the quarter ended September 30, 2000 increased $66,000, to $415,000 for the nine months ended September 30, 2000, from $349,000 for the prior year period. The increase was primarily the result of increased volumes.

Interest on federal funds sold, other short-term investments and interest-bearing deposits decreased $344,000, to $145,000 for the nine months ended September 30, 2000. Comparatively, the Company earned $489,000 for the nine-month period ended September 30, 1999. The substantial decline was the result of excess liquidity held by the Company during the first quarter of 1999, which was redeployed into long-term securities and the loan portfolio late in the first quarter and early during the second quarter of 1999.

Interest expense on interest-bearing deposits increased to $6,828,000 for the nine months ended September 30, 2000 from $6,772,000 for the same period in 1999. The $56,000, or 0.8%, increase was the result of a higher average cost of funds more than offsetting a decline of 1.9% in average balances.

Interest expense on short-term borrowings increased to $1,361,000 for the nine months ended September 30, 2000, from $357,000 for the same period in 1999. Interest expense on other borrowings increased to $874,000 for the 1999 period, from $740,000 for the nine months ended September 30, 1999. The short-term borrowings cost increased as a result of the Company electing to use those types of funding sources within its interest rate risk parameters as an interim funding mechanism for the growth in the balance sheet.

The provision for loan loss was $270,000 for the nine months ended September 30, 2000 as compared to $369,000 for the same period in 1999. It is management's opinion that this amount represents an adequate provision.

Total non-interest income decreased to $1,859,000 for the nine months ended September 30, 2000, from $2,136,000 for the same period in 1999. The primary reason for the decline was the $283,000 decrease in the gain on sales of mortgage loans during the nine months ended September 30, 2000, as compared to the same period in 1999. The decline was driven by higher interest rates on fixed rate long-term mortgage loans for much of the 2000 period in relation to the early months of the 1999 period. Deposit service charges increased as account volumes have increased and a new pricing structure was introduced during the second quarter of 2000. Brokerage and annuity commissions have declined slightly as uncertainties in the financial markets have created hesitation and attractive yields have become more widely available on insured deposit product alternatives. Other non-interest income decreased primarily as the result of a decline in insurance sales commissions, due to the sale of the consumer finance loan portfolio late in 1999 and a decline in trust fees as the 1999 period included the effect of several larger estate liquidations.

For the nine months ended September 30, 2000, total non-interest expense remained substantially unchanged at $7,472,000, a slight increase from the $7,435,000 total for the same period in 1999. The increase was the result of a $136,000 increase in other non-interest expenses. The increase in other non-interest expense was primarily caused by the one-time charge of $67,000 the Company took to write off a portion of an insurance claim receivable resulting from a prior claim made under the Company's financial institution bond. Additionally, higher legal and professional fees have been incurred in the 2000 period. Legal fees have increased as a result of the aforementioned legal action while professional fees have increased as the Company has engaged professional firms to assist in the areas of marketing and asset/liability management during the 2000 period.

The provision for income taxes decreased to $413,000 during the current year, from $528,000 for the nine-month period ending September 30, 1999. The effective tax rates were 33.5% versus 37.0% for nine-month periods ended September 30, 2000 and 1999, respectively. Lower effective tax rates resulted from increased municipal bonds holdings and decreases in the amount of non- deductible intangible amortization. The non-deductible amortization expense is the result of the purchase method of accounting the Company has used for its acquisitions.

                         ANALYSIS OF FINANCIAL CONDITION

This analysis of the Company's financial condition compares September 30, 2000 to the Company's prior fiscal year end of December 31, 1999. Total assets were $315.3 million as compared to $295.7 million as of December 31, 1999.

Total investment securities, including securities held-to-maturity, securities available-for-sale, fed funds sold and short-term investments, were $74.2 million as of September 30, 2000, as compared to $68.9 million as of December 31, 1999. The portfolio increased as the result of the Company's continued efforts to leverage its capital position and increase its return on equity.

Net portfolio loans totaled $209.6 million on September 30, 2000 as compared to $190.2 million on December 31, 1999, an increase of $19.4 million. Of this increase, $9.0 million occurred in the commercial real estate and commercial and industrial loan portfolios while $4.9 million occurred in the 1-4 family residential loan portfolio.

The allowance for loan losses was $2.1 million as of September 30, 2000 as compared to $2.0 million as of December 31, 1999. Footnote 3 to the financial statements indicates the activity in the allowance for loan loss account for the three and nine months ended September 30, 2000 and 1999.

Bank premises and equipment declined to $6.5 million from $7.1 million as of December 31, 1999. $0.2 million of the decrease is attributable to the consolidation of an in-store office into that of a traditional facility and the resulting sale of the equipment and leasehold improvements. The balance of the decline is the result of depreciation exceeding capital expenditures by $0.3 million.

Total deposits as of September 30, 2000 were $233.7 million, as compared to $234.1 million as of December 31, 1999. Non-interest bearing deposits decreased to $26.0 million, from $31.0 million as of December 31, 1999. Several commercial depositors have historically increased their deposit balances at year-end. Consequently, subsequent interim reporting dates typically have balances lower than the previous year-ends. Interest-bearing deposits increased 2.0% from year-end levels. The Company was able to make progress during the most recent quarter in attracting interest-bearing deposits. A component of that success was the introduction of a premium-rate high balance checking account. The Company has been pleased with its success in attracting depositors to this new product. Recent quarters have been characterized by intense competition for certificate of deposit and money market deposits within most of the markets served by the Company. The Company will continue to pursue deposit niches within those markets and evaluate alternative sources to minimize its funding costs.

Short-term borrowings, fed funds purchased and repurchase agreements increased to $30.6 million at September 30, 2000 from $18.6 million at December 31, 1999. Other borrowings, consisting of long-term borrowings incurred, in part, to complete the First Financial Bancorp, Inc. acquisition in 1998 and advances from the FHLB for terms greater than one year, were $24.2 million at September 30, 2000, up from $16.8 million at year-end. These non-deposit funding sources have been used to fund much of the balance sheet growth for the first nine months of the year. The use of FHLB advances in the future will depend upon the Company's need for funds and the rates at which they may be obtained.

The Company continues to maintain an excellent capital position regardless of the measurement used. The following table shows three different measurements as of September 30, 2000 and December 31, 1999, and the regulatory requirement, if any. Management does not anticipate the need for additional capital resources in the near future.

                                                                SEPTEMBER 30,      DECEMBER 31,     REGULATORY
                                                                    2000              1999         REQUIREMENTS
                                                                -------------      ------------     ------------

     Tier I Capital (To average assets)                               5.95%            6.10%             3.00%

     Tier I Capital (To risk-weighted assets)                         8.91%            9.52%             4.00%

     Total Capital (To risk-weighted assets)                          9.96%           10.61%             8.00%

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

The liquidity needs of the Company generally consists of payment of dividends to its shareholders, payments of principal and interest on borrowed funds, and a limited amount of expenses. The sources of funds to provide this liquidity are income from investments, maturities of investments, cash balances, issuance of capital and dividends from its subsidiary bank. Certain restrictions are imposed upon the Bank, which could limit its ability to pay dividends if they did not have net earnings or adequate capital in the future. The Company maintains adequate liquidity to pay its expenses.

Off-balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $33.3 million as of September 30, 2000. This compares to $30.6 million at December 31, 1999. The Bank has historically funded off-balance sheet commitments with its primary sources of funds, and management anticipates that this will continue.

The Company's consolidated assets include a $541,000 receivable that relates to an improper charge made by the Company's former data processing service provider ("Provider") to the Company's check clearing account maintained with the Federal Home Loan Bank of Chicago. Upon discovery of the Provider's error and following the Provider's initial acknowledgment of that error, the Company worked closely with the Provider to attempt to recover the amount improperly charged. During the third quarter of 2000, the Provider notified the Company that it is unable to pursue the matter further and does not intend to indemnify the Company for this amount. The Company filed a complaint in the Circuit Court of Waukesha County, Wisconsin on August 18, 2000, seeking to recover the amount of the improper charge from the Provider. While the Company believes it is entitled to recovery, there can be no assurance that the Company ultimately will prevail in this litigation. Moreover, the Company will incur costs and legal fees in connection with its pursuit of this matter, and it may be unable to recover those costs and fees. The potential amount of those costs and fees depends on how this litigation develops and ultimately is resolved, and cannot be predicted at this time. In the unlikely event that the Company is unsuccessful in recovering any portion of this improper charge, the Company would be required to write off the entire amount through a charge against earnings in the period in which the write-off occurs. Legal costs and fees incurred during the proceedings will be charged against earnings during the period incurred.

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

         B)  REPORTS ON FORM 8-K

         The Company filed one report on Form 8-K during the three months ended September 30, 2000. The report was dated July 19, 2000 and announced the election of two new members, Sunil Puri and Charles J. Howard, to the Blackhawk Bancorp, Inc. Board of Directors.

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



                                          Blackhawk Bancorp, Inc.
                                      ----------------------------------
                                                (Registrant)



Date: November 14, 2000               /s/ Dennis M. Conerton
                                      ----------------------------------
                                          Dennis M. Conerton
                                          President and Chief Executive
                                          Officer



Date: November 14, 2000               /s/ Keith D. Hill
                                      ----------------------------------
                                          Keith D. Hill
                                          Vice President
                                          (Chief Financial and Accounting
                                          Officer)

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