Form 10KSB
period 2000-12-31
BLACKHAWK BANCORP INC
filed 2001-04-02
CIK 857853

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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



As of March 16, 2001, 2,341,474 shares of common stock were outstanding and the aggregate market value (based on the bid price at March 16, 2001) of the shares held by non-affiliates (excludes shares reported or beneficially owned by directors and officers - does not constitute an admission to affiliate status)
                         was approximately $14,560,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference in the respective parts hereof indicated:
      1. Proxy Statement and Notice of Annual Meeting of Stockholders, on
                      May 16, 2001, dated April 17, 2001.

                          Index of Exhibits on Page 27.

                             BLACKHAWK BANCORP, INC.

                         FORM 10-KSB - TABLE OF CONTENTS


PART I                                                                              PAGE

Item  1  Business.................................................................     3

Item  2  Properties...............................................................     8

Item  3  Legal Proceedings........................................................     8

Item  4  Submission of Matters To a Vote of
         Security Holders.........................................................     8

PART II

Item  5  Market for the Registrant's Common Stock and
         Related Stockholder Matters..............................................     8

Item  6  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations...............................................................     8

Item  7  Financial Statements and Supplemental Data...............................    16

Item  8  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure...............................................................    25

PART III

Item  9  Directors and Executive Officers of the
         Registrant...............................................................    25

Item 10  Executive Compensation...................................................    25

Item 11  Security Ownership Of Certain Beneficial
         Owners and Management....................................................    25

Item 12  Certain Relationships and Related
         Transactions.............................................................    25

PART IV

Item 13  Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K......................................................    25

Signatures........................................................................    26

                                     PART I

ITEM 1 BUSINESS

GENERAL. Blackhawk Bancorp, Inc., (the "Company"), was incorporated under the laws of the state of Wisconsin in November 1989. The Company owns and operates a subsidiary financial institution, Blackhawk State Bank ("Bank"), located in Beloit, Wisconsin.

The Bank is a Wisconsin-chartered commercial bank operating four branches in the Greater Beloit Area, three free-standing branches and an in-store branch. Six additional free-standing branches are in the following cities in Illinois:
Belvidere (2), Oregon (1), Rochelle (1), Rockford (1) and Roscoe (1). The Bank has three wholly-owned subsidiaries. Nevahawk Investment, Inc. ("Nevahawk") is an investment subsidiary located in Las Vegas, Nevada. RSL, Inc., a second subsidiary whose activities include the sale of mutual funds and annuities, and in turn owns Midland Acceptance Corporation ("MAC"), a consumer finance company that maintained offices in Rochelle and Rockford, Illinois until December 1999. First Financial Services, Inc. ("FFSI"), the third subsidiary, sells, on an agency basis, mortgage-related insurance products and a variety of annuity products.

As a part of a 1997 acquisition of Rochelle Bancorp, Inc. ("Rochelle"), the Company acquired all of the outstanding shares of Midland Acceptance Corporation ("MAC"), a consumer finance subsidiary which the Company operated until the sale of its loan portfolio in December 1999.

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

The principal sources of funds for the Bank's lending activities are deposit accounts, amortization and prepayment of loans, short-term borrowings, advances from the Federal Home Loan Bank of Chicago ("FHLB") and funds provided from operations. The principal sources of income are interest and fees on loans, interest on investments and non-interest income, consisting of fees for the sale and servicing of mortgage loans, service charges, trust department fees and income from retail non-deposit investment sales.

LENDING ACTIVITIES. A majority of the loans in the Bank's loan portfolio are secured by residential or commercial real estate. Substantially all of the real estate securing the mortgage loans is located within thirty miles of the Bank's offices. Previously, management of the Company had restructured the loan portfolio of the Greater Beloit Area Bank to decrease the concentration of mortgage loans and increase commercial and installment loans. Management of the Company anticipates the on-going restructuring of the loan portfolio of the acquired institutions. The Analysis of Loan Portfolio, Table 2 of Item 7, shows the changes in the types of loans from 1998 through 2000.

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

Approximately $36 million in one-to-four family loans are serviced for others as of December 31, 2000. Prior to the sale of 75% of the servicing portfolio during 2000, the Bank serviced approximately $120 million of such loans. The majority of these servicing rights were acquired through the purchase transactions mentioned above while the remainder resulted from internal originations. Substantially all of these loans are 100% sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac").

MAC, having operated as a sub-prime lender, maintained approximately $1.3 million in outstanding loans until the sale of the portfolio in December 1999.

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

During 1991, Beloit transferred approximately $21.5 million worth of its investment securities to Nevahawk, it's wholly-owned subsidiary located in Las Vegas, Nevada. In March 1999, an additional $7.0 million in cash was transferred to Nevahawk. At December 31, 2000, the portfolio under management by Nevahawk is approximately $37.6 million.

The Company can maintain an investment portfolio that consists of securities similar to those mentioned above. At December 31, 2000, the Company had no security holdings.

DEPOSIT ACTIVITIES. Deposits are divided between interest bearing and non-interest bearing. Non-interest bearing deposits consist of checking accounts of individuals and non-personal entities. The interest-bearing deposits include savings accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, NOW accounts and check club accounts. The aggregate balance of accounts with balances in excess of $100,000 was $30.2 million at December 31, 2000. During 2000 the Bank acquired approximately $3.2 million in brokered deposits which mature in 2001. The Bank attracts deposits by offering competitive interest rates for interest-bearing accounts and prices services on a competitive basis for non-interest bearing accounts.

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

EMPLOYMENT. As of December 31, 2000, the Company and the Bank had 146 employees, of which 119 were employed on a full time basis. The fringe benefits generally provided to qualified employees include health insurance, long-term disability insurance, group term life insurance, a flexible compensation plan (cafeteria plan), a 401(k) deferred compensation and profit-sharing plan. Management considers its relations with employees to be excellent.

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

The FRB has adopted capital guidelines as to both minimum levels of core capital and risk-based capital. The minimum core capital requirement ranges from 3% to 5% of total assets depending upon the regulator's determination of the holding company's strength. The guidelines assign risk weightings to assets and off-balance sheet items, and have minimum risk-based capital ratios. All bank holding companies are required to have total consolidated capital of 8% of risk-weighted assets. Core capital consists principally of shareholders' equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. Table 12, filed elsewhere in this report, reflects various regulatory measures of capital as of December 31, 2000. The Company's core and risk-based capital ratios, as shown in the table are above the minimum levels.

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

THE BANK. Wisconsin-chartered banks, including the Bank, are regulated and supervised by the Wisconsin Department of Financial Institutions. Each Wisconsin-chartered bank is required to periodically be examined by either the Commissioner or its primary federal regulator. The approval of the Commissioner is required to establish or close branches, merge with other banks and undertake many other activities.

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

The laws and regulations to which the Corporation is subject are constantly under review by Congress, regulatory agencies and state legislatures. On November 12, 1999, then President Clinton signed important legislation passed by Congress to overturn Depression-era restrictions on affiliations by banking organizations. This comprehensive legislation, referred to as the Gramm-Leach-Bliley Act (the "Act"), eliminates certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. The Act provides for a new type of "financial holding company" structure under which affiliations among these entities may occur, subject to the regulation of the Federal Reserve Board and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission and state insurance regulators. In addition, the Act permits certain non-banking financial and financially related activities to be conducted by operating subsidiaries of a national bank. Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community Reinvestment Act requirements. The Act contains a number of provisions allocating regulatory authority among the Federal Reserve Board, other banking regulators, the Securities and Exchange Commission and state insurance regulators. In addition, the Act imposes strict new limits on the transfer and use by financial institutions of nonpublic, personal information about their customers.

Other important provisions of the Act permit merchant banking and venture capital activities, and insurance underwriting, to be conducted by a subsidiary of a financial holding company, and municipal securities underwriting activities to be conducted directly by a national bank or by its subsidiary. Under the Act, a financial holding company may engage in a broad list of "financial activities," and any non-financial activity that the Federal Reserve Board determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system.

While certain provisions of the Act became effective on November 12, 1999, other provisions are subject to delayed effective dates, and in some cases, will be implemented only upon the adoption by federal regulatory agencies of rules prescribed by the Act. On June 1, 2000, the federal bank regulatory agencies issued final regulations implementing the Act's consumer privacy protections. Among other things, the new privacy regulations give customers the right to "opt out" of having their nonpublic, personal information shared by a financial institution with nonaffiliated third parties, bars financial institutions from disclosing customer account numbers or other such access codes to nonaffiliated third parties for direct marketing purposes and requires annual disclosure by financial institutions of their policies and procedures for protecting customers' nonpublic, personal information. Full compliance with the new privacy regulations is mandatory as of July 1, 2001.

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

Nevahawk can pay dividends to the Bank from retained earnings without any tax consequences. There are no plans, at the present, for Nevahawk to pay dividends in 2001. This status will be reviewed by Nevahawk at its regular board meetings.

FEDERAL DEPOSIT INSURANCE CORPORATION. The Bank's deposit accounts are insured by the FDIC. FDIC insurance, at the present time, generally insures up to a maximum of $100,000 per insured depositor. The FDIC imposes an annual assessment on deposits. Effective January 1, 1993, premiums are assessed on the basis of a risk rating assigned by the FDIC. Since that time the Bank's premium has been at the lowest available rate. Beginning in 1997, financial institutions insured by the FDIC were required to contribute to the FICO bond refinancing. This is expected to occur through the year 2003. Beginning January 1, 2000, the Bank's Bank Insurance Fund ("BIF") and Saving Association Insurance Fund ("SAIF") Oaker deposits were assessed at the same rate.

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

EXECUTIVE OFFICERS

                   NAME AND AGE                        PRINCIPAL OCCUPATION
                  --------------                      ----------------------

                 Dennis M. Conerton, 50     President and Chief Executive
                                            Officer of the Company and
                                            of the Bank.  Prior thereto,
                                            Vice President-Controller,
                                            Regal-Beloit Corporation.

                 Keith D. Hill, 28          Vice President, Treasurer and Chief Financial
                                            Officer of the Company and Vice President, Treasurer
                                            and Chief Financial Officer of the Bank.

                 James P. Kelley, 57        Vice President and
                                            Secretary of the Company
                                            and Vice President of
                                            the Bank and the Bank's
                                            predecessor, Beloit Savings Bank.

                 Jerry A. Lecklider, 48     Senior Vice President and Chief Operations
                                            Officer of the Bank since 2000.
                                            Prior thereto, President and Chief
                                            Executive Officer of Amcore Bank,
                                            Rock River Valley, Dixon, IL (1994 -
                                            1999).

                 Richard J. Rusch, 56       Senior Vice President Commercial Lending of the Bank
                                            since August 1990.  Prior thereto, Vice President
                                            Commercial Loans, M & I Bank of Beloit.

                 David A. Stearns, 54       Executive Vice President of the Bank
                                            (October 1998 to Present); President and Chief
                                            Executive Officer of the Harris Bank
                                            Woodstock, Woodstock, IL (1992 - 1995);
                                            President and Chief Executive Officer of the
                                            Castle Bank Harvard, N.A., Harvard, IL (1995 - 1997)

        ITEM 2 PROPERTIES

        On December 31, 2000, the Company had ten locations, of which two were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. During 2000, the Company vacated a leased facility in Beloit upon which the lease had expired and deposit growth was minimal. See the Notes to Consolidated Financial Statements and Table 14 included under Item 7 of this document for further information on properties.

        ITEM 3 LEGAL PROCEEDINGS

        To management's knowledge, there is one material legal proceeding to which the Company is party. On August 18, 2000, the Company filed a complaint in the Circuit Court of Waukesha County, Wisconsin seeking to recover an amount improperly charged from a former data processing provider. The claim seeks to recover $541,000 improperly charged by the provider to the Company's check clearing account maintained with the Federal Home Loan Bank of Chicago. Given a lack of significant movement toward a resolution of this matter during the fourth quarter of 2000, and pursuant to the application of regulatory guidelines and principles under these circumstances, the Company wrote this contingent asset down approximately 50%, to $271,000. In the unlikely event that the Company is unsuccessful in recovering any portion of this improper charge, the Company would be required to write off the remaining $271,000 balance of this contingent asset through a further charge against earnings in the period in which the write-off occurs. Legal costs and fees incurred in connection with these proceeds will be charged against earnings during the period(s) incurred. To management's knowledge, there are no other known pending legal proceedings of which any of the Company's property would be subject, other than routine litigation incidental to its business.

        ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2000.

        PART II

        ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

        As of March 16, 2001 there were 358 Registered Stockholders. The Company's stock is publicly traded on the Over the Counter Market under the symbol BKHB. The following table sets forth the stock prices and dividend information for each quarter during the years ended December 31, 2000 and 1999. Stock price information represents high and low bid quotations and may not represent actual transactions.

                                                                      For the Quarter Ended
                          12/31/00     09/30/00    06/30/00     03/31/00    12/31/99     09/30/99    06/30/99     03/31/99
         Stock Price
             High        $    10.25   $    11.75  $    10.00   $    13.75  $    15.75   $    16.75  $    14.25   $    14.75
             Low               9.38         9.50        8.25         8.38       13.00        13.25       13.00        13.00
         Dividends             0.12         0.12        0.12         0.12        0.12         0.12        0.12         0.12

        ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion provides additional analysis of the Company's financial statements presented in its annual report and should be read in conjunction with this information. This discussion focuses on the significant factors which affected the Company's earnings in 2000, with comparisons to 1999 and 1998, where applicable. As of December 31, 2000, Blackhawk State Bank ("the Bank") was the only direct subsidiary of the Company and its operations contribute nearly all of the revenue and the majority of the consolidated expenses for the year. The Bank has three wholly owned subsidiaries. Nevahawk Investments, Inc. ("Nevahawk") is an investment subsidiary located in Nevada. RSL, Inc. operates mutual fund and annuity activities, and in turn owns Midland Acceptance Corp. ("MAC"), a consumer finance company that operated offices in Rochelle and Rockford, IL. First Financial Services of Belvidere, Inc. ("FFSI") administers and sells, on an agency basis, mortgage-related insurance products and a variety of insurance and annuity products.

        OVERVIEW

        As a part of the 1997 purchase of Rochelle Bancorp, Inc. ("Rochelle") of Rochelle, Illinois, the Company also acquired all of the outstanding shares of Midland Acceptance Corporation ("MAC"), a consumer finance subsidiary. Midland operated as a consumer finance subsidiary through December, 1999, at which time the outstanding loan portfolio was sold.

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

        Results of the operations of Belvidere are incorporated in the Company's statements from the acquisition date forward.

        Operating results for 2000 were impacted by two notable non-recurring charges including a special loan loss provision associated with a second mortgage loan on a commercial property and the write down of an asset recorded for a claim brought against the Bank's former data processor.

        The special loan loss provision for the commercial real estate loan amounted to $1.9 million. This loan dates back to 1994, when the Bank extended a $2.0 million loan to the purchaser of the property. The loan is secured with a second mortgage on the property and a second priority lien on other assets associated with the ownership and operation of the associated business. Other financial institutions extended a $3.0 million loan secured by a first mortgage and a first priority general security interest. At that time, the property and facility were appraised at approximately $5.7 million. The principal amount of the first mortgage loan began amortizing immediately, while the Bank's second mortgage loan required interest only payments until 1999, when it too began amortizing principal.

        The borrower remained current on all interest and principal payments on the loans through the end of 2000, including amortizing principal commencing in 1999 on the Bank's second mortgage loan. However, the business began experiencing negative cash flows in 1999, and the credit quality and collateral value, as measured by a recently completed appraisal, declined significantly by late 2000. In response to these developments, the Bank made a special provision to its loan loss reserve for this loan in the amount of $1.9 million, which was charged against earnings in 2000.

        During the fourth quarter, the Company wrote down a contingent asset associated with a claim against its former data processor from $541,000 to $271,000, resulting in a non-recurring charge of $270,000 to 2000 earnings. The $541,000 receivable related to an improper charge made by the Company's former data processing service provider ("Provider") to the Company's check clearing account maintained with the Federal Home Loan Bank of Chicago. Upon discovery of the Provider's error and following the Provider's initial acknowledgement of that error, the Company worked closely with the Provider to attempt to recover the amount improperly charged. During the third quarter of 2000, the Provider notified the Company that it was unable to pursue the matter further and that the Provider did not intend to indemnify the Company on account of this error.

        In response, the Company filed a complaint in the Circuit Court of Waukesha County, Wisconsin on August 18, 2000, seeking to recover the amount of the improper charge from the Provider. While the Company believes it is entitled to recovery, it can provide no assurance that it will ultimately prevail in the litigation. Moreover, the Company will incur costs and legal fees in connection with its pursuit of this matter, and it may be unable to recover those costs and fees. The potential amount of those costs and fees depends on how this litigation develops and ultimately is resolved, and the Company cannot predict that amount with certainty at this time.

        Given the lack of significant movement toward a resolution of this matter in the final quarter of 2000, and pursuant to the application of regulatory guidelines and principles under these circumstances, the Company wrote this contingent asset down approximately 50% to $271,000. In the unlikely event that the Company is unsuccessful in recovering any portion of this improper charge, the Company would be required to write off the remaining $271,000 balance of this contingent asset through a further charge against earnings in the period in which the write off occurs. Legal costs and fees incurred in connection with these proceedings will be charged against earnings in the period incurred.

        NET INTEREST INCOME

        Net interest income ("Interest Margin") is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of income amounts and rates are on a tax-equivalent basis, which accounts for income earned on loans and securities that are not fully subject to income taxes as if they were fully subject to income taxes. Interest Margin in 2000 was $9.7 million, increasing 2.0% over the 1999 level of $9.6 million. Interest margin as a percent of average earning assets ("Interest margin rate") was 3.48% in 2000, 3.64% in 1999 and 4.24% in 1998. The decrease between 2000 and 1999 is primarily due to the sale of high-yielding finance company loans in December 1999 and increasing funding costs. The decrease between 1999 and 1998 is the result of the lower yields on earning assets. A significant contributing factor to the decline in yield was the addition of a full year of the Belvidere operation, which, upon its acquisition, had a lower interest margin rate than the Company.

        Interest income and fees on loans increased 11.1% from 1999 to 2000 as a 12.7% increase in average loans outstanding was slightly offset by a decline in yield to 8.62% for 2000 from 8.74% in 1999. The yield decline is attributable to the sale of the MAC sub-prime lending portfolio at the end of 1999. Exclusive of the contribution these higher-rate sub prime loans had during 1999, the yield on loans improved from 8.61% in 1999 to 8.62% in 2000. The Company sustained its focus on the commercial lending market as $24.4 million of asset growth in 2000 came from commercial and industrial and commercial real estate loans increasing total outstanding balances of such loans to $76.5 million as of December 31, 2000.

        Interest income and fees on loans is the largest component of interest income and was the primary cause of the 16.1% increase in interest income during 1999. The inclusion of the Belvidere portfolio for 12 months versus four months in 1998 largely drove this increase. Internal portfolio loan growth did net an 8.0% increase from December 31, 1998 to December 31, 1999. The yield earned on loans decreased to 8.74% in 1999 compared to 9.10% in 1998. The Belvidere portfolio carried a lower average yield than the balance of the Company's loan portfolio. Additionally, yields on new loans added in the first half of 1999 were typically lower than the existing portfolio due to prevailing market interest rates.

        Investment income increased 15.9%, to $4.5 million in 2000 compared to $3.9 million in 1999. Average balances for both taxable and exempt securities were higher in 2000 when compared to 1999. The increase was the product of an increase in the average balances in total investments of 11.4% and an overall increase in investment yields of 24 basis points to 6.16% for 2000. Average balances increased from 1999 to 2000 due to two factors: 1) Investments made in March and April of 1999 that were held on the books for the full year in 2000; 2) In March of 2000, the Company entered into a transaction to continue leveraging its capital base and improve earnings. That transaction involved the acquisition of approximately $5.0 million of U.S. Agency securities funded by FHLB advances. A similar transaction was entered into during May 2000, but was liquidated shortly thereafter when interest rates moved favorably at which point, the Company was able to sell the underlying securities at a gain of $24,000 and extinguish the associated debt without penalty. Throughout 2000 the mixture of investments reflected a movement from U.S. Treasury and mortgage-related securities and into securities issued by state and local political subdivisions as well as U.S. Agency securities.

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

        Total interest expense was $12.5 million in 2000, increasing 17.2% from $10.7 million in 1999. Higher funding costs during 2000 resulted from a 7.9% increase in interest-bearing liabilities, a 39 basis point increase in rates paid on deposits and borrowings, and a shift in the mixture of liabilities as a percentage of funding towards the highest cost liabilities in the form of borrowings. The steady management upward of short-term rates by the Federal Reserve throughout the second half of 1999 and first half of 2000 impacted a significant portion of the Company's the liability structure, which is relatively short in nature, similar to its asset structure. The mixture shift in the liability portfolio reflects the competitive nature of the Company's deposit gathering markets, as well the strength of the economic growth in many of those markets which has driven much of the Company's asset growth. Funding of that asset growth has come, for the most part, from non-deposit liabilities such as repurchase agreements and Federal Home Loan Bank Advances due to the competitive deposit market.

        Total interest expense was $10.7 million in 1999, increasing 25.4% from $8.5 million in 1998. A 29.6% increase in average interest-bearing liability balances more than offset a 15 basis point drop in the cost of such liabilities. The increased volume was largely a function of 12 months of the Belvidere liabilities, compared to only four months in 1998 and the full year effect of borrowings incurred to complete the Belvidere transaction. Interest on interest-bearing deposits increased 19.6% as a 26.1% increase in volume was partially offset by declining costs. The average rate paid on interest-bearing deposits decreased to 4.39% in 1999 compared to 4.63% in 1998. The favorable repricing of the savings and time deposit portfolios and the shift in mixture of the interest-bearing deposit portfolio towards interest-bearing transaction accounts and savings accounts from time deposits contributed towards that decline. Interest on borrowings increased 71.1% as the Company funded loan growth in the latter three-quarters of the year with non-deposit liabilities. Additionally, the Company carried 12 months of borrowings for the Belvidere acquisition on its balance sheet compared to four months in 1998.

        OTHER OPERATING INCOME AND EXPENSES

        Other operating income decreased 15.0% to $2.4 million in 2000 from $2.8 million in 1999. A $202,000 increase in core fee income from deposit accounts was more than offset by declines in revenue streams with a higher degree of sensitivity to financial markets, such as gains on mortgage sales and brokerage commissions. Continued increases in the secondary market mortgage rates had a detrimental effect on the Company's production of loans sold which declined to $8.5 million in 2000 from $24.0 million in 1999. Gains associated with the sale of this product dropped as a result by $271,000, or 65.5%. Brokerage commissions declined $110,000, as staffing levels declined and market volatility, particularly in the equity markets, tempered brokerage activity. Net losses on the sale of other assets during 2000 included the offsetting effects of two of the Company's significant undertakings for the year. The sale of the majority of the Company's mortgage servicing portfolio, which realized a gain of $205,000 nearly offset the loss of $217,000 incurred with the consolidation of one of the Company's in-store facilities with another stand-alone branch, for which leasehold improvements were disposed and equipment was sold. Comparatively, the sale of MAC's loan portfolio in 1999 resulted in the recognition of a gain of $144,000.

        Other operating income increased 12.2% to $2.8 million in 1999 from $2.5 million in 1998. Increases in service charges on deposit accounts of $199,000, brokerage commissions of $100,000, loan servicing fees of $76,000, gains on sales of available-for-sale securities and portfolio loans of $69,000 and $144,000, respectively, were offset by declines in gains on sales of mortgages held for sale of $206,000 and trust fees of $51,000. The service charge, brokerage and loan servicing increases all related to the inclusion of 12 months of the Belvidere operation in 1999 compared to four months in 1998. The gain on sale of portfolio loans was the result of selling MAC's consumer finance loan portfolio in 1999. The decline in gains on sales of loans held for sale was the result of the increased rates on fixed rate mortgage loans in 1999. Increasing rates deteriorated the prices received on loans as well as reduced the volume of loans originated for sale.

        Other operating expense increased 1.6% to $10.3 million in 2000 from $10.1 million in 1999, and would have declined without the previously mentioned non-recurring charge of $270,000. Consolidation benefits were reflected in absolute or relative terms across nearly all areas of expense. Absolute declines, where expenses dropped in dollars for 2000 relative to 1999, were realized in salaries and wages, occupancy expenses, data processing, advertising and marketing, office supplies, and intangible amortization as business units and facilities that did not contribute sufficiently towards corporate earnings were sold or discontinued. Relative declines, where expenses dropped in relation to average assets for 2000 versus 1999, were realized across the balance of the expense areas, with the exception of legal and professional fees. The relative declines in expenses are reflective of the Company's ability to leverage its capacity and add assets without associated overhead. The area of legal and professional fees increased $131,000, to $367,000, in 2000 as the Company utilized the services of professional firms in the specialties of internal audit, compliance, asset liability management and marketing. Additionally, legal costs increased in 2000 in association with the previously mentioned claim against the former data processing service provider.

        Other operating expenses increased 30.2% to $10.1 million in 1999 from $7.8 million in 1998. The inclusion of Belvidere's operations for a full year in 1999 was the biggest factor in the increase. Also contributing to the increase was the fact that the Bank opened a stand-alone branch in Roscoe, Illinois in March 1998. Salaries and wages increased $652,000 or 19.9% as continued administrative and back-office consolidation partially offset the additional eight months of

        Belvidere's operations in 1999. Amortization of purchase-accounting intangibles increased $246,000 or 68.7% as Belvidere's amortization began in September of 1998. Furniture and equipment expenditures increased 54.0% as the Company realized increased depreciation on newer equipment related to Y2K purchases and due to the additional eight months of Belvidere's operation. Data processing costs increased 41.0% with the full year effect of Belvidere's operation and Y2K related processing costs. The organization was forced to postpone its data processing consolidation until the year 2000. Other operating expenses increased 36.9% or $516,000. Over $300,000 of the increase is attributable to the additional eight months of Belvidere's operating expenses. The balance of the increase relates to an approximate 12% increase in miscellaneous operational expenditures. Occupancy expenses and employee benefits increased 15.3% and 21.6%, respectively, as a function of the additional eight months of Belvidere's operations.

        Management monitors three ratios related to other operating income and expense: (1) Net other operating expense as a percentage of average assets, (2) Standard efficiency ratio and (3) Gross efficiency ratio. Net other operating expense to average assets increased slightly to 2.57% in 2000 from 2.54% in 1999 and 2.29% in 1998. Considering all assets under management (mortgage loans serviced for others and managed trust assets) this ratio also increased over 1999. The adjusted ratio was 1.85% in 2000, compared to 1.65% in 1999 and 1.56% in 1998. The standard efficiency ratio (other operating expense divided by net interest income plus other operating income) increased to 84.5% in 2000, compared to 81.7% in 1999 and 68.1% in 1998. Adjusted for intangible amortization, the ratio increased to 80.0% in 2000 compared to 76.8% in 1999 and 64.9% in 1998. The gross efficiency ratio (other operating expense divided by interest income plus other operating income) decreased to 41.6% in 2000 compared to 43.8% in 1999 and 38.9% in 1998. Adjusted for intangible amortization, the ratio improved to 39.8% in 2000, compared to 41.6% in 1999 and 38.9% in 1998.

        For 2000, the decline in revenues (net interest income and operating income) drove the decline in efficiency ratios as significant operational issues such as systems integration diverted resources. In conjunction with redirecting resources towards revenue generation, the now completed systems integration, continued growth of the Company's three newest facilities, the overall reduction in facilities and the sale of ancillary business lines is expected to have a positive impact on the efficiency ratios.

        PROVISIONS FOR LOAN LOSSES

        The provision for loan losses was $2,260,000, $464,000 and $315,000 for 2000, 1999 and 1998, respectively. In 2000, the Bank had net charge-offs of $362,000 (total charge-offs of $394,000 less recoveries of $32,000), compared to 1999, when it had net charge-offs of $359,000, (total charge-offs of $408,000 less recoveries of $49,000). In 1998, Blackhawk had net charge-offs of $375,000, (total charge-offs of $395,000 less recoveries of $20,000). Net charge-offs to average loans were 0.18% in 2000, 0.20% in 1999 and 0.24% in 1998. As discussed earlier, a special provision in 2000 was the primary factor in the increase in the provision for loan losses.

        The allowance for loan losses as a percent of loans was 1.76% at December 31, 2000 compared to 1.04% at December 31, 1999 and to 1.08% at December 31, 1998. As with the increased provision, the increase in the allowance for loan losses as a percent of loans was the result of the aforementioned non-recurring loan loss provision taken at the end of 2000. It is not expected that the ratio will remain at this level as the potential charge off of the loan necessitating the provision will reduce the balance of the allowance for loan losses.

        INCOME TAXES

        The effective income tax rate for the Company in 2000 was 54.5%. The resulting effective rate is not reflective of the Company's effective tax rate under normal operating results, but is reflective of the pretax loss for the year and net effect of non-deductible and non-taxable income and expenses upon that relatively smaller taxable base. The effective income tax rate decreased to 30.9% in 1999 from 37.2% in 1998. Contributing to the decline in the tax rates from 1999 to 1998 were the increased holdings of tax-exempt municipal securities, the percentage of income being generated by the Company's Nevada subsidiary and the increased Illinois state tax-exempt agency investment holdings. Income generated at Nevahawk is not subject to state income taxes while certain U.S. Government Agency investments qualify for state tax exemption for the Bank within Illinois. Offsetting these benefits was the increase in non-deductible amortization of purchase-related premiums and goodwill.

        BALANCE SHEET ANALYSIS

        Total assets as of December 31, 2000 were $327.2 million compared to $295.7 million as of December 31, 1999. Strong asset growth was realized in the north central Illinois markets particularly in the area of commercial and industrial and commercial real estate lending.

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents were $13.3 million as of December 31, 2000 compared to $12.0 million at December 31, 1999. A significant decline in cash balances on hand, as the December 31, 1999 balance was inflated due to Y2K preparations, was offset by an increased items in process of collection.

        INTEREST-BEARING DEPOSIT ACCOUNTS

        The reduction of interest-bearing deposits to $0.8 million as of December 31, 2000, from $4.6 million on December 31, 1999 was substantially the result of consolidating settlement points for activity processed on behalf of the Belvidere customers leading up to and after the system consolidation.

        FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS

        Federal funds sold and short-term investments increased to $2.5 million as of December 31, 2000 from $0.1 million as of December 31, 1999 as a significant deposit at the end of the year left the Company with excess short-term funds to invest.

        SECURITIES

        Available-for-sale securities increased $7.2 million, to $56.3 million, as of December 31, 2000 from $49.1 million as of December 31, 1999. As previously mentioned, $5.0 million of this increase was the result of the leveraging transaction the Company entered into in the first quarter. The increase was also supplemented by the improvement in underlying fair market values of securities available-for-sale and the reinvestment of the Nevada subsidiary's earnings into its security portfolio.

        LOANS HELD FOR SALE

        As of December 31, 2000, loans held for sale were approximately $0.7 million compared to $0.5 million on December 31, 1999. The minor balances reflect both the desire of the Company to sell the loans as soon as practicable after origination and the reduced volume in this product in 2000 as a result of interest rates.

        LOANS

        Net portfolio loans increased 14.1% during 2000 to $216.9 million at December 31, 2000 from $190.2 million at December 31, 1999. Through the expansion of the commercial lending function of the Company, commercial lending continued to fuel growth in the loan portfolio, thereby forwarding the Company's objective of restructuring the balance sheets of its acquired thrift organizations. The growth rate in commercial (including commercial real estate) loans was 23.2% for 2000, raising the balance in such loans to $76.5 million at December 31, 2000. Growth in consumer and mortgage lending was also strong during 2000 with respective growth rates of 10.0% and 8.3%.

        BANK PREMISES AND EQUIPMENT

        The decrease to $6.7 million as of December 31, 2000 from $7.1 million the previous year-end was the result of the disposal of $0.2 million in assets upon the consolidation of the in-store branch as well as depreciation of $0.7 million for the year. Partially offsetting such disposals and depreciation were acquisitions of new equipment totaling $0.4 million.

        INTANGIBLE ASSETS

        These assets consist of goodwill and purchase premiums resulting from the purchases of the Rochelle and Belvidere institutions as well as originated mortgage servicing rights. The decrease in intangible assets between December 31, 2000 and December 31, 1999 was the result of the amortization of the purchase-accounting intangible assets and the sale of a significant portion of the Company's mortgage servicing rights during 2000.

        DEPOSITS

        Total deposits at December 31, 2000 were $260.9 million as compared to $234.1 million at December 31, 1999. Excluding short-term deposits of $25.3 million and $5.9 million made on the final business days of 2000 and 1999, respectively, deposits increased 3.2%. During 2000, the Company successfully introduced a new menu of demand deposit accounts under a consolidated product line. In addition, a new premium checking account was introduced which exceeded initial growth expectations through the year. The growth experienced in that product has offset declines in savings deposits and money market accounts.

        OTHER BORROWINGS

        The use of alternative funding sources continued to increase during 2000. Other borrowings increased to $39.9 million as of December 31, 2000 compared to $35.4 million as of December 31, 1999. The primary source for these borrowings has been, and is expected to continue to be, the Federal Home Loan Bank of Chicago ("FHLB"). Advances from the FHLB as of December 31, 2000 totaled $23.5 million.

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

        In addition to the effect on earnings, a monthly evaluation is made to determine the change in the economic value of the equity with various changes in interest rates. This determination indicates how much the value of the assets and the value of the liabilities change with a specified change in interest rates. The net difference between the economic values of the assets and liabilities results in an economic value of equity.

        LIQUIDITY

        Liquidity, as it relates to the subsidiary bank, is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Bank's principal source of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of securities, income from operations, and short-term borrowings. Additional sources include purchasing federal funds, sales of loans, sales of securities, borrowing from the Federal Reserve Bank and the FHLB and capital loans. Current year earnings can be paid to the Bank from Nevahawk, to provide additional liquidity, without incurring a tax liability under present law.

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

        CAPITAL

        Total shareholders equity as of December 31, 2000 was $23.0 million compared to $23.3 million as of December 31, 1999. The decrease primarily resulted from the payment of dividends against a net loss for the year, which was partially offset by an increase in the market value of securities available for sale. The capital ratios of the Company are in excess of the regulatory requirements. Core capital as a percent of risk based assets for 2000 is 8.30% compared to a December 31, 1999 ratio of 9.52% and a regulatory requirement of 4.00%. Total capital as a percent of risk based assets for 2000 is 9.6% compared to a December 31, 1999 ratio of 10.61% and a regulatory requirement of 8.00%. The leverage ratio for the Company is 5.60% compared to a December 31, 1999 ratio of 6.10% and a 4.00% regulatory requirement.

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

        ACCOUNTING DEVELOPMENTS

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company's adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the consolidated financial statements as of the date of adoption.

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

        ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
        Pages 29 through 51 of this report on Form 10-KSB are hereby incorporated by reference.

Following are supplemental data tables of the Company:

TABLE 1
RATE/VOLUME ANALYSIS

The following rate/volume analysis is prepared with non-accruing loans treated on a cash basis in accordance with the Company's practices as described in
Note 4 to the Consolidated Financial Statements located within this report. Tax equivalency is calculated based on an effective combined income tax rate of 39.5%.


     Average Balance                 Average Rate                                                         Interest Earned or Paid
 2000      1999       1998     2000      1999     1998         (Dollars in thousands)                    2000      1999      1998
                                                          Interest Earning Assets:
$ 58,424  $ 54,669  $ 39,314     6.38%    5.93%     6.31%    Taxable investment securities               $ 3,725   $ 3,240   $ 2,482
  15,095    11,343     5,992     5.33%    5.91%     6.53%    Tax-exempt investment securities                805       670       391
  73,519    66,012    45,306     6.16%    5.92%     6.34%          Total investments                       4,530     3,910     2,873
 204,021   181,089   153,600     8.62%    8.74%     9.10%    Loans                                        17,580    15,817    13,975
     705     4,201     6,948     3.76%    6.86%     5.39%    Federal funds sold & short term investments      27       288       363
   1,962    11,585     4,461     7.85%    2.17%     5.15%    Interest bearing deposits in banks              154       251       241

$280,207  $262,887  $210,315     7.96%    7.71%     8.30% TOTAL INTEREST EARNING ASSETS                  $22,291   $20,266   $17,452

                                                          Interest Bearing Liabilities:
$ 18,499  $ 17,468  $ 13,776     1.71%    1.08%     1.18%    Interest bearing demand deposits            $   316   $   189   $   162
  56,749    62,869    47,645     1.88%    2.97%     3.19%    Savings deposit                               1,066     1,866     1,519
 127,702   125,920   102,083     6.23%    5.55%     5.77%    Time deposits                                 7,952     6,994     5,888
 202,950   206,257   163,504     4.60%    4.39%     4.63%       Total interest bearing deposits            9,334     9,049     7,569
  30,394    21,732     6,897     6.38%    2.97%     5.28%    Short-term borrowings                         1,941       646       364
  20,039     6,873    10,795     6.33%   14.71%     5.60%    Long-term borrowings                          1,268     1,011       621

$253,383  $234,862  $181,196     4.95%    4.56%     4.71% TOTAL INTEREST BEARING LIABILITIES             $12,543   $10,706   $ 8,554

                                 3.01%    3.15%     3.59% INTEREST RATE SPREAD

                                                          NET INTEREST MARGIN
                                 3.48%    3.64%     4.24% RATE                                             9,748     9,560     8,898

TABLE 1
RATE/VOLUME ANALYSIS (CONTINUED)

                                               2000 Compared to 1999                            1999 Compared to 1998
                                             Increase (Decrease) due to                       Increase (Decrease) due to
                                                    Rate/Volume                                      Rate/Volume

       (Dollars in thousands)                               Rate/                                           Rate/
                                       Rate      Volume     Volume     Net               Rate    Volume    Volume     Net
Interest Earning Assets:
   Taxable investment securities          $  246    $  222 $     17    $  485          $  (152)    $  969    $ (59)   $  758
   Tax-exempt investment securities(1)      (65)       222     (22)       135              (37)       349      (33)      279
      Total investments                      181       444      (5)       620             (189)     1,318      (92)    1,037
   Loans                                   (213)     2,003     (27)     1,763             (559)     2,501     (100)    1,842
   Federal funds sold & short term
       Investments                         (130)     (239)      108     (261)               113     (144)      (44)     (75)
   Interest bearing deposits in banks        658     (208)    (547)      (97)             (144)       385     (231)       10

   TOTAL EARNING ASSETS                   $  496    $2,000 $  (471)    $2,025          $  (779)    $4,060    $(467)   $2,814

Interest Bearing Liabilities:
   Interest bearing demand deposits       $  110    $   11 $      6    $  127          $   (13)    $   43    $  (3)   $   27
   Savings deposits                        (686)     (182)       67     (801)             (105)       485      (33)      347
   Time deposits                             847        99       12       958             (218)     1,375      (51)    1,106
      Total interest bearing deposits        271      (72)       85       284             (336)     1,903      (87)    1,480
   Short-term borrowings                     741       258      296     1,295             (159)       783     (342)      282
   Long-term borrowings                    (576)     1,937  (1,103)       258               967     (226)     (351)      390

TOTAL INTEREST BEARING
   LIABILITIES                            $(436)    $2,123 $  (722)    $1,837          $    472    $2,460    $(780)   $2,152

NET INTEREST MARGIN                       $   60    $(123) $    251    $  188          $(1,251)    $1,600    $  313   $  662

(1) Tax exempt investment securities are presented on a tax-equivalent basis.

TABLE 2

                 ANALYSIS OF  LOAN PORTFOLIO
                                                       2000                      1999                         1998
(Dollars in thousands)                                       % of                      % of                           % of
                                             Amount         Total       Amount        Total          Amount          Total
Real estate-mortgage                        $153,033            70.30%  $136,943          71.80%        $130,924         72.58%
Real estate-construction                       4,551             2.09%     2,047           1.07%           3,535          1.96%
Real estate-held-for-sale                        739             0.34%       540           0.28%           4,362          2.42%
Consumer                                      32,139            14.77%    29,224          15.32%          26,532         14.71%
Commercial                                    31,097            14.29%    23,965          12.57%          17,131          9.50%

Gross loans                                  221,559           101.79%   192,719         101.05%         182,484        101.16%

Unearned income                                    0             0.00%         0           0.00%           (180)         -0.10%
Allowance for loan loss                      (3,894)            -1.79%   (1,996)          -1.05%         (1,915)         -1.06%

Net loans                                   $217,665           100.00%  $190,723         100.00%        $180,389        100.00%


ALLOCATION OF ALLOWANCE FOR LOAN LOSS BY  CATEGORY

                                                       2000                      1999                         1998
                                                              Percent of                Percent of                     Percent of
                                                             Gross Loans               Gross Loans                    Gross Loans
(Dollars in thousands)                        Amount         By Category   Amount      by Category        Amount      by Category
Real estate-mortgage                          $2,717            69.77%    $  677          33.92%          $  705         36.81%
Real estate-construction                           0             0.00%         0           0.00%               0          0.00%
Consumer                                         568            14.59%       578          28.96%             644         33.63%
Commercial                                       609            15.64%       741          37.12%             566         29.56%


Total                                         $3,894           100.00%    $1,996         100.00%          $1,915        100.00%

SUMMARY OF LOAN LOSS EXPERIENCE

                                                                           December 31,
(Dollars in thousands)                         2000           1999        1998          1997         1996
Allowance for loan losses, beginning          $1,996        $1,915       $1,523        $1,186        $929
Amounts associated with acquisition                0             0          452           321           -
Amounts associated with sale                       0            24            0             -           -
Amounts charged-off:
   Real estate-mortgage                          196            94            1           110           -
   Consumer                                      170           314          180           104          98
   Commercial                                     28             0          214             1          11
      Total Charge-offs                          394           408          395           215         109

                                                                           December 31,
                                                      2000           1999        1998          1997           1996
Recoveries on amounts previously charged-off:
   Real estate-mortgage                              $    1         $    5      $   0         $     2        $      -
   Consumer                                              31             44         13              17              40
   Commercial                                             0              0          7              20             181
      Total recoveries                                   32             49         20              39             221
      Net charge-offs                                   362            359        375             176            (112)
Provision charged to expense                          2,260            464        315             192             145
Allowance for loan losses, ending                    $3,894         $1,996     $1,915         $ 1,523        $  1,186

NON-PERFORMING LOANS AT PERIOD END
Impaired loans                                       $2,063         $1,984     $2,389         $   325        $    445
Non-accrual                                           1,819            565        857             663             443
Past due 90 days or more and still accruing             280            529        240              90             252
   Total problem loans                               $4,162         $3,078     $3,486         $ 1,078        $  1,140

RATIOS
Allowance for loan loss to period-end loans           1.76%          1.04%      1.08%           1.11%           1.19%
Net charge-offs to average loans                      0.18%          0.20%      0.24%           0.14%          (0.12)%
Recoveries to charge -offs                            8.12%         12.01%      5.06%          18.14%         202.75%
Problem loans to gross loans                          1.88%          1.60%      1.41%           0.77%           1.15%

EFFECT ON INTEREST INCOME OF NON-ACCRUAL LOANS
Income recognized                                    $   74         $   35     $   33         $   34         $     30
Income that would have been recognized in
accordance with the original loan terms                 178             73         76             78               52

TABLE 3
OTHER INCOME AND EXPENSE



                                                       2000                        1999                           1998
(Dollars in thousands)                                       % of                          % of                           % of
                                                            Average                       Average                        Average
                                              Amount         Assets      Amount            Assets        Amount           Assets

Non-interest expense                          10,257         3.35%       10,098           3.52%          7,757           3.37%
Non-interest income                            2,385         0.78%        2,806           0.98%          2,499           1.09%

Net non-interest expense                       7,872         2.57%        7,292           2.54%          5,258           2.28%

TABLE 4
Three-Year Comparison of Average Balance Sheets

                                                                   Years Ended December 31,
                                                    2000                       1999                          1998
                                                          Percent of                  Percent of                      Percent of
(Dollars in thousands)                         Amount       Total       Amount          Total           Amount          Total
ASSETS:
   Federal funds sold
      and short term investments              $    705       0.23%     $  4,201          1.47%         $  6,948          3.02%
   Interest bearing deposits
       in banks                                  1,962       0.64%       11,585          4.04%            4,461          1.94%
   Taxable investment securities
       Securities                               58,424      19.07%       54,669         19.07%           39,314         17.10%
   Tax-exempt investment
    Securities                                  15,095       4.92%       11,343          3.96%            5,992          2.61%
  Loans, net of unearned
    Income                                     204,021      66.56%      181,089         63.18%          153,600         66.82%

     Total earning assets                      280,207      91.42%      262,887         91.72%          210,315         91.49%

   Cash and due from banks                      11,106       3.62%        5,256          1.83%            7,988          3.47%
   Bank premises and equipment                   6,802       2.22%        7,065          2.46%            5,544          2.41%
   Other non-earning assets                      8,407       2.74%       11,460          4.00%            6,039          2.63%

     Total non-earning assets                   26,315       8.58%       23,781          8.30%           19,571          8.51%

TOTAL ASSETS                                  $306,522     100.00%     $286,668        100.00%         $229,886        100.00%



                                                                          Years Ended December 31,

                                                       2000                       1999                           1998
                                                             % of                         % of                           % of
                                                            Average                      Average                        Average
                                              Amount         Assets       Amount          Assets        Amount           Assets


LIABILITIES AND STOCKHOLDERS' EQUITY/CAPITAL
LIABILITIES:
   Interest bearing demand deposits           $ 18,499       6.04%        $ 17,468       6.09%         $ 13,776          5.99%
   Savings accounts                             56,749      18.51%          62,869      21.93%           47,645         20.73%
   Time deposits                               127,702      41.66%         125,920      43.93%          102,083         44.41%

    Total interest bearing deposits            202,950      66.21%         206,257      71.96%          163,504         71.12%

   Short-term borrowings                        30,394       9.90%          21,732       7.58%            6,897          3.00%
   Long-term borrowings                         20,039       6.54%           6,873       2.40%           10,795          4.70%

    Total interest-bearing
      liabilities                              253,383      82.67%         234,862      81.94%          181,196         78.82%

   Non-interest bearing deposits                26,651       8.69%          25,538       8.91%           21,941          9.54%
   Other liabilities                             2,651       0.86%           2,394       0.84%            3,252          1.41%

    Total liabilities                          282,685      92.22%         262,794      91.68%          206,389         89.78%

  Stockholders' Equity/Capital                  23,837       7.78%          23,874       8.33%           23,497         10.22%

TOTAL LIABILITIES AND
STOCKHOLDERS
EQUITY/CAPITAL                                $306,522     100.00%        $286,668     100.00%         $229,886        100.00%

TABLE 5
INVESTMENT SECURITIES


                                                    December 31,
(Dollars in thousands)                    2000           1999            1998
Available-for-Sale
US Treasury                             $     0         $   246         $   503
US Government Agency                     49,142          42,745          27,060
Tax-exempt obligations                      556             155             162
Other securities                          6,570           5,925           3,257
Total market value of
   investment securities                 56,268          49,071          30,982

Held-to-Maturity
US Treasury                                   0           2,000           5,058
US Government Agency                      4,253           5,225           8,895
Tax-exempt obligations                   14,277          12,471           8,135
Other securities                              0               0               0
Total book value of
   investment securities                 18,530          19,696          22,088
Total market value of
   investment securities                 18,530          19,373          21,896

Total Securities                        $74,798         $68,767         $53,070

TABLE 6
MATURITY OF INVESTMENT SECURITIES


                                           Within             After One but            After Five but
                                          One Year          Within Five Years         Within Ten Years          After Ten Years
(Dollars in thousands)              Amount      Yield       Amount       Yield       Amount        Yield       Amount      Yield
Available-for-Sale
US Government Agency                $1,733     5.37%        $37,002     6.12%        $ 7,431      6.82%        $2,976     6.42%
Tax-exempt obligations                 323     6.26%            233     6.50%              0      0.00%             0     0.00%
Other securities                     3,144     7.32%          3,426     5.77%              0      0.00%             0     0.00%

Total                                5,200     6.60%         40,661     6.09%          7,431      6.82%         2,976     6.42%

Held-to-Maturity
US Government Agency                     0     0.00%            500     5.80%            346      5.80%         3,408     6.11%
Tax-exempt obligations                 646     4.12%         10,665     4.21%          2,966      4.94%             0     0.00%

Total                                  646     4.12%         11,164     4.28%          3,312      5.03%         3,408     6.11%

Grand Total                         $5,846     6.33%        $51,825     5.70%        $10,743     6.27%          6,384     6.25%

TABLE 7
MATURITY AND INTEREST SENSITIVITY OF LOANS
December 31, 2000

                                                                                                       Greater Than
(Dollars in thousands)                      Time Remaining to Maturity                                    One Year
                                                   After One                                       Fixed         Floating
                                   Due Within     but Within      After Five                      Interest       Interest
                                    One Year      Five Years        Years          Total           Rate           Rate
Real estate-mortgage                $36,415       $ 76,794         $39,824       $153,033         $48,241        $68,377
Real estate-construction              2,613          1,918              20          4,551             115          1,823
Consumer                              6,153         25,015             971         32,139          25,337            649
Commercial                           13,226         14,266           3,605         31,097          12,406          5,465

Gross Loans                         $58,407       $117,993         $44,420       $220,820         $86,099        $76,314

TABLE 8
COMPOSITION OF DEPOSITS AND INTEREST RATES PAID

                                                           Years Ended December 31,
                                                   2000                                   1999
                                     Average    Percent of   Average       Average     Percent of    Average
(Dollars in thousands)               Balance      Total       Rate         Balance        Total        Rate
Non-interest bearing demand
   deposits                         $ 26,651      11.61%         --         $ 25,538      11.02%         --
Interest bearing demand deposits      18,499       8.05%      1.71%           17,468       7.54%      1.08%
Savings deposits                      56,749      24.72%      1.88%           62,869      27.12%      2.95%
Time deposits                        127,702      55.62%      6.23%          125,920      54.32%      5.56%

Total                               $229,601     100.00%      4.98%         $231,795     100.00%      4.39%

                                         Years Ended December 31,
                                                   1998
                                     Average    Percent of   Average
(Dollars in thousands)               Balance      Total       Rate
Non-interest bearing demand
   deposits                          $ 21,941     11.83%         --
Interest bearing demand deposits       13,776      7.43%      1.18%
Savings deposits                       47,645     25.69%      3.19%
Time deposits                         102,083     55.05%      5.77%

Total                                $185,445    100.00%      4.63%


TABLE 9
Interest Rate Risk Analysis


                                                        Time Remaining to Maturity

December 31, 2000                        Due Within     Four to      Seven to       After
(Dollars in thousands)                    3 months     6 months     12 months     12 months       Total
Certificates of Deposit
   Less than $100,000                    $18,097       $27,116       $33,319       $24,531       $103,063
   More than $100,000                     10,908         7,137         7,668         4,440         30,153

Total                                    $29,005       $34,253       $40,987       $28,971       $133,216

TABLE 10
Short-term Borrowing

(Dollars in thousands)                                        2000          1999          1998
Balance outstanding December 31,
Repurchase agreements                                        $9,323        $ 4,164       $4,576
Fed funds purchased                                               0          4,400            0
FHLB Open line of credit                                          0         10,000            0
Line of Credit                                                  550              0            0
                                                      ------------------------------------------
                                                             $9,873        $18,564       $4,576
                                                      ==========================================

Weighted rate December 31,
Repurchase agreements                                         4.34%          3.25%        4.51%
Fed funds purchased                                           0.00%          4.00%        0.00%
FHLB Open line of credit                                      0.00%          4.74%        0.00%
Line of Credit                                                7.91%          0.00%        0.00%
                                                      ------------------------------------------
                                                              4.53%          4.23%        4.51%
                                                      ==========================================

(Dollars in thousands)                                       2000           1999         1998
Maximum month-end outstanding balance
Repurchase agreement                                        $15,132        $10,121      $11,387
Fed funds purchased                                          10,200         13,500        1,600
FHLB Open line of credit                                     25,500         10,000            0
Line of Credit                                                  550              0            0

(Dollars in thousands)                                       2000           1999         1998
Year-to-date average amount outstanding
Repurchase agreements                                       $10,651        $ 3,734      $ 6,411
Fed funds purchased                                           3,793          6,873          486
FHLB Open line of credit                                     15,770          1,570            0
Line of Credit                                                  180              0            0
                                                      ------------------------------------------
                                                            $30,394        $12,177      $ 6,897
                                                      ==========================================

(Dollars in thousands)                                       2000           1999         1998
Year-to-date average weighted rate
Repurchase agreements                                         5.77%          4.93%        5.20%
Fed funds purchased                                           6.74%          5.64%        6.34%
FHLB Open line of credit                                      6.69%          5.62%        0.00%
Line of Credit                                                7.98%          0.00%        0.00%
                                                      ------------------------------------------
                                                              6.38%          5.41%        5.28%
                                                      ==========================================


TABLE 11
Interest Rate Risk Analysis

                                                              Two-       Four-      Seven-        Ten-          Over
December 31, 2000                                  One       three       six         nine        twelve         One
(Dollars in thousands)                            Month      months     months      months       months         year          Total

Federal funds sold and short-term investments     $2,529     $   --     $    --     $    --      $    --      $     --      $  2,529
Interest bearing deposits                            780         --          --          --           --            --           780
Taxable investment securities                         --        250         368         616        1,057        57,674        59,965
Tax-exempt investment securities                     120         --         724          --          125        13,864        14,833
Loans                                             31,718      6,387      13,033      11,051       12,369       147,001       221,559

Total interest-earning assets                    $35,147     $6,637     $14,125     $11,667      $13,551      $218,539      $299,666

TABLE 12

Selected Equity Ratios                                  2000        1999      Regulatory
                                                        Ratio       Ratio     Requirement
Equity as a percent of assets                             7.03%         7.89%          N/A
Core capital as a percent of risk based assets            8.25%         9.52%        4.00%
Total capital as a percent of risk based assets           9.57%        10.61%        8.00%
Leverage ratio                                            5.64%         6.10%        4.00%

TABLE 13
Selected Financial Ratios

                                                          2000           1999          1998          1997            1996

Return on average assets                                     (0.09)%         0.39%        0.87%           1.07%          1.16%
Return on average equity                                     (1.19)%         4.64%        8.33%           8.61%          7.85%
Average equity to average assets                              7.78%          7.43%       10.22%          12.40%         14.54%
Dividend payout ratio                                           n/m        100.18%       53.41%          50.00%         50.67%
Interest rate spread                                          3.01%          3.15%        3.59%           3.72%          3.39%
Net interest margin                                           3.48%          3.64%        4.24%           4.52%          4.33%
Net non-interest expense to assets                            2.57%          2.54%        2.29%           2.38%          2.15%
Efficiency ratio                                             84.54%         81.66%       68.06%          64.76%         60.76%
Allowance for loan losses to total loans at end of
period                                                        1.79%          1.04%        1.08%           1.11%          1.19%

TABLE 14
Locations

                                        OWNED OR                                                         OWNED OR
ADDRESS                                 LEASED             ADDRESS                                       LEASED

400 Broad St., Beloit, WI 53511         OWNED              7077 Perry Creek Pky., Rockford, IL 61107     OWNED
2200 Cranston Rd., Beloit, WI 53511     OWNED              1021 N. State St., Belvidere, IL 61008        OWNED
1795 Madison Rd., Beloit, WI 53511      OWNED              121 E. Locust Ave., Belvidere, IL 61008       OWNED
2785 Milwaukee Rd., Beloit, WI 53511    LEASED             422 Cherry Ave., Rochelle, IL 61068           OWNED
5206 Elevator Rd., Roscoe, IL 61073     LEASED             307 N. Franklin Dr., Oregon, IL 61061         OWNED


        ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

                                    PART III
        ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        a) Directors of the registrant. The information that will appear under "Election of Directors" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 16, 2001 is incorporated herein by this reference.

        b)  Executive officers of the Registrant. The information presented in
            Item I of this report is incorporated herein by this reference.

        ITEM 10 EXECUTIVE COMPENSATION

        The information that will appear under "Director and Executive Compensation" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 16, 2001 is incorporated herein by this reference.

        ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information that will appear under "Beneficial Ownership of Securities" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 16, 2001 is incorporated herein by this reference.

        ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information that will appear under "Certain Transactions with Management and Others" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders on May 16, 2001 is incorporated herein by this reference.

        ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

        a)  Documents Filed:

            1 and 2. Financial Statements. See the following "Index to Financial Statements," which is incorporated herein by this reference.

            3 Exhibits. See "Exhibit Index" which is incorporated herein by this reference.

        b)  Reports On Form 8-K:

                There were no reports filed on Form 8-K during the fourth quarter of 2000.

        SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.


                                        Blackhawk Bancorp, Inc.




                                        By /s/ James P. Kelley
                                          -------------------------
                                        James P. Kelley
                                        Vice President and  Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2001.



         Principal Executive Officer and Director:
           Director, President and                              /s/ Dennis M. Conerton
           Chief Executive Officer                              ----------------------------
                                                                Dennis M. Conerton, President and Chief Executive
                                                                Officer

         Principal Financial Officer, Accounting
           Officer.                                             /s/ Keith D. Hill
                                                                ----------------------------
                                                                Keith D. Hill,
                                                                Vice President
                                                                Treasurer and Chief Financial
                                                                Officer




         Directors:


         /s/ John B. Clark                                     s/ Fred Klett
         -----------------------------                         ----------------------------
             John B. Clark                                        Fred Klett


         /s/ Dr. H. Daniel Green                               s/ George Merchant
         -----------------------------                         ----------------------------
             Dr. H. Daniel Green                                  George Merchant


         /s/ Charles Hart                                      /s/ Sunil Puri
         -----------------------------                         ----------------------------
             Charles Hart                                          Sunil Puri


         /s/ Kenneth A. Hendricks                              /s/ Roger Taylor
         -----------------------------                         ----------------------------
             Kenneth A. Hendricks                              Roger Taylor


         /s/ Charles J. Howard
         -----------------------------
             Charles J. Howard

                             Blackhawk Bancorp, Inc.
                                Exhibit Index To
                        2000 Annual Report on Form 10-KSB

                                                                                               Filed
Exhibit                                            Incorporated Herein                         Here-
Number          Description                        By Reference To:                            with             Page No.
-------         ---------------------              --------------------                        ------           --------

3.1             Amended and Restated               Exhibit 3.1 to
                Articles of  Incorporation         Amendment No. 1 to Registration
                of Blackhawk Bancorp, Inc.         Statement on Form S-1(Reg. No.
                                                   33.32351)

3.2             By-Laws of Blackhawk               Exhibit 3.2 to  Amendment No. 1
                Bancorp, Inc., as amended.         to Registration Statement on Form
                                                   S-1
3.3             Amendments to By-Laws
                of Blackhawk Bancorp,              Exhibit 3.3 to 1994 Form 10-KSB dated
                Inc., as amended.                  March 29, 1995

3.4             Amendments to By-Laws of
                Blackhawk Bancorp, Inc., as        Exhibit 3.4 to 1994 Form 10-KSB dated
                amended.                           March 29, 1995.

4.1             Sections 15 and 19 of Plan
                of Conversion of Beloit            Exhibit 1.2 to Amendment No. 1 to
                Savings Bank, as amended           Registration Statement on Form-1 (No.
                                                   33-32351) filed on March 5, 1990.
10.12           Blackhawk State Bank
                Officer Bonus Plan,   as           Exhibit 10.12 to 1996 Form 10-KSB,
                amended                            dated March 28, 1997

10.2            Written description of Plan        Proxy Statement for its Annual
                for Life Insurance of              Meeting of Stockholders, on May 8,
                Blackhawk State Bank               1991, dated April 4, 1991

10.3            Blackhawk Bancorp, Inc.            Exhibit 10.3 to 1990 Form 10-K,
                Employee Stock Ownership Plan      dated  March 31, 1990

10.31           Amendment to Blackhawk
                Bancorp,    Inc. Employee          Exhibit 10.31 to 1994 Form 10-KSB,
                Stock   Ownership Plan             dated March 29, 1995

10.4            Blackhawk Bancorp, Inc.
                Employee Stock Ownership           Exhibit 10.4 to Amendment No. 1
                Trust                              to Registration Statement Form
                                                   S-1 (No. 33-32351)

                                                                                               Filed
Exhibit                                            Incorporated Herein                         Here-
Number          Description                        By Reference To:                            with             Page No.
-------         ---------------------              --------------------                        ------           --------
10.5            Blackhawk Bancorp,   Inc.          Exhibit 10.5 to  Amendment No. 1
                Directors' Stock Option Plan       to Registration Statement Form
                                                   S-1   (No. 33-32351)

10.6            Blackhawk Bancorp, Inc.            Exhibit 10.6 to Registration
                Executive Stock Option Plan        Statement Form S-1  (No. 33-32351)

10.7            Form of Severance Payment          Exhibit 10.8 to Amendment No. 1 to
                Agreement entered into             Registration Statement Form S-1
                between  Blackhawk State           (No. 33-32351)
                Bank and Messrs. Calkins,
                Kelley and Rusch

10.71           Form of Severance Payment          Exhibit 10.8 to 1994 Form 10-KSB,
                Agreement entered into             dated March 29, 1995
                between  Blackhawk State
                Bank and Mr. Conerton

10.8            Blackhawk Bancorp,   Inc.          Proxy Statement for its Annual
                Directors' Stock Option Plan       Meeting of Stockholders on May 13,
                                                   1998, dated April 2, 1998

10.9            Blackhawk Bancorp, Inc.            Proxy Statement for its Annual
                Executive Stock  Option Plan       Meeting of Stockholders on May 13,
                                                   1998, dated April 2, 1998

13              2000 Annual Report To              Proxy Statement for its Annual
                Stockholders                       Meeting of Stockholders on May 16,
                                                   2001, dated April 17, 2001

21              Subsidiaries of
                Registrant                                                                  X              52

22              Proxy Statement for its
                Annual Meeting of
                Stockholders on May 16, 2001


                             BLACKHAWK BANCORP, INC.

         Index To Financial Statements And Financial Statement Schedules

         The following Consolidated Financial Statements of the Blackhawk Bancorp, Inc. are incorporated into Item 7 of this 10-KSB. 10-KSB page as indicated:

                                                                                    Annual
                                                                                 Report Pages
                                                                                 ------------

         Independent Auditor's Report.................................................31

         Consolidated Balance Sheets - December 31, 2000
           and 1999 ..................................................................32

         Consolidated Statements of Income for the years ended
           December 31, 2000, 1999 and 1998 ..........................................33

         Consolidated Statements of Shareholder's Equity for
           the years ended December 31, 2000, 1999 and 1998...........................34

         Consolidated Statements of Cash Flows for the years
           ended December 31, 2000, 1999 and 1998 ....................................35

         Notes to the Consolidated Financial Statements...............................36-51

                             BLACKHAWK BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2000

INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
Blackhawk Bancorp, Inc.
Beloit, Wisconsin


We have audited the accompanying consolidated balance sheets of Blackhawk Bancorp, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk Bancorp, Inc. and Subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



/s/ Wipfli Ullrich Bertelson LLP

Wipfli Ullrich Bertelson LLP
February 21, 2001
Green Bay, Wisconsin

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                                             2000                1999
                                                                                             ----                ----

ASSETS                                                                                         (Dollars in thousands)

Cash and cash equivalents                                                              $        13,336  $     11,994
Interest-bearing deposit accounts                                                                  780         4,616
Federal funds sold and other short-term investments                                              2,529            91
Securities:
    Available-for-sale                                                                          56,268        49,071
    Held-to-maturity, fair value of $18,530 in 2000 and $19,373 in 1999                         18,530        19,696
Loans held for sale                                                                                739           540
Loans, net of allowance for loan losses of  $3,894 in 2000 and $1,996 in 1999                  216,926       190,184
Bank premises and equipment, net                                                                 6,732         7,065
Accrued interest receivable                                                                      2,481         2,028
Intangible assets                                                                                5,671         7,511
Other assets                                                                                     3,179         2,888
                                                                                       ---------------  ------------

    Total Assets                                                                       $       327,171  $    295,684
                                                                                       ===============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Deposits:
        Non-interest bearing                                                           $        28,875  $     30,552
        Interest bearing                                                                       232,068       203,573
                                                                                       ---------------  ------------
             Total deposits                                                                    260,943       234,125
                                                                                       ---------------  ------------
    Borrowed funds:
        Short-term borrowings                                                                    9,873        18,564
        Long-term borrowings                                                                    30,031        16,803
                                                                                       ---------------  ------------
             Total borrowed funds                                                               39,904        35,367
                                                                                       ---------------  ------------
    Accrued interest payable                                                                     1,765         1,030
    Other liabilities                                                                            1,564         1,837
                                                                                       ---------------  ------------

             Total Liabilities                                                                 304,176       272,359
                                                                                       ---------------  ------------
SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value per share; authorized
        1,000,000 shares; issued, none                                                               -             -
    Common stock, $.01 par value per share; authorized
        10,000,000 shares; issued 2,347,598 in 2000 and 2,324,673 in 1999                           23            23
    Additional paid in capital                                                                   7,417         7,307
    Retained earnings                                                                           15,573        16,973
    Treasury stock, 10,324 shares, at cost                                                        (120)        (120)
    Accumulated other comprehensive income (loss)                                                  102         (858)
                                                                                       ---------------  ------------

        Total Shareholders' Equity                                                              22,995        23,325
                                                                                       ---------------  ------------

        Total Liabilities and Shareholders' Equity                                     $       327,171  $    295,684
                                                                                       ===============  ============


                 See Notes to Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                          2000             1999            1998
                                                                          ----             ----            ----

Interest Income:                                                       Dollars in thousands (except per share data)

   Interest and fees on loans                                        $      17,580    $      15,817   $      13,975
   Interest on securities:
      Taxable                                                                3,725            3,240           2,482
      Exempt from federal income taxes                                         567              467             265
   Interest on federal funds sold and other short-term investments              27              288             363
   Interest on interest-bearing deposits                                       154              251             241
                                                                     -------------    -------------   -------------
      Total interest income                                                 22,053           20,063          17,326
                                                                     -------------    -------------   -------------

Interest Expense:
   Interest on deposits                                                      9,334            9,049           7,569
   Interest on short-term borrowings                                         1,940              646             364
   Interest on long-term borrowings                                          1,269            1,011             621
                                                                     -------------    -------------   -------------
      Total interest expense                                                 12,543          10,706           8,554
                                                                     --------------   -------------   -------------
      Net interest income                                                    9,510            9,357           8,772

Provision for loan losses                                                    2,260              464             315
                                                                     -------------    -------------   -------------
      Net interest income after provision for loan losses                    7,250            8,893           8,457
                                                                     -------------    -------------   -------------
Other Operating Income:
   Service charges on deposit accounts                                       1,496            1,294           1,095
   Gain on sale of mortgage loans                                              143              414             620
   Brokerage and annuity commissions                                           228              338             228
   Trust department income                                                     167              150             201
   Loan servicing fees                                                         123              146              70
   Gain on sales of securities                                                  25               69               -
   Net gain (loss) on sale of other assets                                     (12)             151               2
   Other income                                                                215              244             283
                                                                     -------------    -------------   -------------
      Total other operating income                                           2,385            2,806           2,499
                                                                     -------------    -------------   -------------

Other Operating Expenses:
   Salaries and wages                                                        3,899            3,924           3,272
   Employee benefits                                                           959              887             730
   Occupancy expense, net                                                      650              681             590
   Furniture and equipment                                                     817              804             522
   Data processing                                                             758              764             542
   Professional fees                                                           367              236             174
   Advertising and marketing                                                   278              284             171
   Telephone and telecommunications                                            253              231             126
   Office supplies                                                             245              265             210
   Amortization of intangible assets                                           549              604             358
   Other operating expenses                                                  1,482            1,418           1,062
                                                                     -------------    -------------   -------------
      Total other operating expenses                                        10,257           10,098           7,757
                                                                     -------------    -------------   -------------
      Income (loss) before income taxes                                       (622)           1,601           3,199
   Provision (credit) for income taxes                                        (339)             494           1,189
                                                                     --------------   -------------   -------------
        Net Income (Loss)                                            $        (283)   $       1,107   $       2,010
                                                                     ==============   =============   =============

        Basic Earnings (Loss) Per Share                              $       (0.12)   $        0.48   $        0.88
                                                                     =============    =============   =============
        Diluted Earnings (Loss) Per Share                            $       (0.12)   $        0.46   $        0.83
                                                                     =============    =============   =============
        Dividends Per Share                                          $        0.48    $        0.48   $        0.47
                                                                     =============    =============   =============


                 See Notes to Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                        Accumulated
                                                              Additional                                   Other
                                                     Common    Paid In       Retained      Treasury    Comprehensive
                                                      Stock    Capital       Earnings       Stock      Income (Loss)      Total
                                                      -----    -------       --------       -----      -------------      -----

                                                                               Dollars in thousands

Balance December 31, 1997                          $      23  $    7,133   $    16,045    $    (104)  $            38  $    23,135

Net Income                                                                       2,010                                       2,010
Other comprehensive income                                                                                        255          255
                                                                                                                       -----------
Total comprehensive income                                                                                                   2,265
Cash dividends declared on common stock                                         (1,080)                                     (1,080)
Purchase of stock for treasury, 1,046 shares at
$15.00 per share                                                                                (16)                           (16)
Exercise of non-compensatory stock options                            97                                                        97
Compensatory employee stock options:
    Recognized                                                        (1)                                                       (1)
                                                   ---------  -----------  -----------    ---------   ---------------  ------------
Balance December 31, 1998                                 23       7,229        16,975         (120)              293       24,400

Net Income                                                                       1,107                                       1,107
Other comprehensive loss                                                                                       (1,151)      (1,151)
                                                                                                                       ------------
Total comprehensive loss                                                                                                       (44)
Cash dividends declared on common stock                                         (1,109)                                     (1,109)
Exercise of non-compensatory stock options                            78                                                        78
                                                   ---------  ----------   -----------    ---------   ---------------  -----------
Balance December 31, 1999                                 23       7,307        16,973         (120)             (858)      23,325

Net Loss                                                                          (283)                                       (283)
Other comprehensive income                                                                                        960          960
                                                                                                                       -----------
Total comprehensive income                                                                                                     677
Cash dividends declared on common stock                                         (1,117)                                     (1,117)
Exercise of  stock options                                           110                                                       110
                                                   ---------  ----------   -----------    ---------   ---------------  -----------
Balance December 31, 2000                          $      23  $    7,417   $    15,573    $    (120)  $           102  $    22,995
                                                   =========  ==========   ===========    ==========  ===============  ===========


                 See Notes to Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                     2000             1999              1998
                                                                     ----             ----              ----

                                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                           $        (283)   $       1,107    $       2,010
    Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
          Compensatory employee stock options recognized                    -                -               (1)
          Provision for loan losses                                     2,260              464              315
          Provision for depreciation and amortization                   1,421            1,337              791
          Amortization of premiums and (accretion of
              discounts) on Investment securities, net                     36               67              (92)
          Gain on sale of loans held for sale                            (143)            (414)            (443)
          Gain on sale of finance subsidiary loan portfolio                 -             (144)               -
          Gain on sale of securities available for sale                   (25)             (69)               -
          Gain on sale of mortgage servicing rights                      (205)               -                -
          Loss on sale/disposal of property and equipment                 217               23                -
          Loans originated for sale                                    (8,519)         (23,999)         (34,938)
          Proceeds from the sale of loans held for sale                 8,447           28,004           30,127
          Change in assets and liabilities:
              (Increase) decrease in accrued interest
                  receivable                                             (453)            (120)              62
              Increase in other assets                                   (521)             (45)            (845)
              Increase (decrease)in accrued interest and
                  other liabilities                                       804           (1,092)             209
                                                                -------------    --------------   -------------
          Net cash provided by (used in) operating activities           3,036            5,119           (2,805)
                                                                -------------    -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease (increase) in federal funds sold,
    interest-bearing
       Deposits and other short-term investments, net                   1,398           24,496           (4,796)
    Proceeds from maturities and calls of securities
       available-for-sale                                               3,324            7,998           22,798
    Proceeds from maturities and calls of securities
       held-to-maturity                                                 4,230            8,840           13,248
    Purchases of securities available-for-sale                        (13,759)         (25,513)         (28,892)
    Purchases of securities held-to-maturity                           (3,126)          (9,055)          (4,831)
    Proceeds from the sale of securities available-for-sale             4,820              229                -
    Net cash used in acquisitions                                           -                -           (7,140)
    Proceeds from the sale of finance subsidiary loan
       portfolio                                                            -            1,383                -
    Proceeds from the sale of mortgage servicing rights                   988                -                -
    Proceeds from sale of property and equipment                            7               52                -
    Loans originated, net of principal collected                      (29,424)         (15,860)           5,499
    Purchase of bank premises and equipment                              (442)            (660)            (848)
                                                                --------------   --------------   --------------
       Net cash used in investing activities                          (31,984)          (8,090)          (4,962)
                                                                --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                26,818           (7,270)           7,066
    Net (decrease) increase  in short-term borrowings                  (8,691)          13,988           (7,655)
    Proceeds from long-term borrowings                                 18,000            3,500           10,400
    Payments on long-term borrowings                                   (4,772)          (3,820)            (127)
    Dividends paid                                                     (1,117)          (1,109)          (1,080)
    Proceeds from issuance of common stock                                 52               78               97
    Purchase of common stock for treasury                                   -                -              (16)
                                                                -------------    -------------    --------------
       Net cash provided by financing activities                       30,290            5,367            8,685
                                                                -------------    -------------    -------------
       Increase in cash and cash equivalents                            1,342            2,396              918
Cash and cash equivalents:
    Beginning                                                          11,994            9,598            8,680
                                                                -------------    -------------    -------------
    Ending                                                      $      13,336    $      11,994    $       9,598
                                                                =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
       Interest                                                 $      12,012    $      10,722    $       8,849
       Income taxes                                                       332              742            1,016

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES
    Other assets acquired in settlement of loans                          422              874              637
    Purchase of net assets
       Fair value of non cash assets                                        -                -           83,258
       Liabilities assumed                                                  -                -           78,335


                 See Notes to Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                The accompanying consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant accounting policies:

         NATURE OF BANKING ACTIVITIES:

                The Company provides a variety of banking services to individuals and businesses through its ten facilities in Beloit, Wisconsin and Belvidere, Rockford, Roscoe, Oregon and Rochelle, Illinois. Its primary deposit products are demand deposits, savings, and certificates of deposit and its primary lending products are commercial, real estate mortgage and installment loans.

                As of December 31, 2000 and 1999, 69% and 71%, respectively, of the gross loan portfolio consisted of real estate loans on real estate located in Southcentral Wisconsin and Northcentral Illinois. Generally, these loans are expected to be repaid from the cash flows of the borrowers and are collateralized by the related property. Credit losses arising from real estate lending transactions compare favorably with Blackhawk's credit loss experience on its loan portfolio as a whole. However, adverse changes in the local economy would have a direct impact on the credit risk in the loan portfolio.

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

         RECLASSIFICATIONS:

                Certain reclassifications have been made to the 1999 and 1998 historical financial statements to conform to the 2000 presentation.

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


         SECURITIES AVAILABLE-FOR-SALE:

                Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains and losses on securities available-for-sale are reported as accumulated other comprehensive income (deficit) within shareholders' equity until realized. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

                Mortgage loans held for sale are recorded at the lower of cost or fair market value. Gains and losses on the sale of mortgage loans are included in other operating income.

                The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent it is received in cash.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         LOANS (CONTINUED):

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

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS PER SHARE DATA:

                The per share data is based on the weighted average number of common stock and common stock equivalents outstanding during each year.

         COMPREHENSIVE INCOME:

                Comprehensive income consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are recognized as a separate component of equity, accumulated other comprehensive income (loss).

         ACCOUNTING CHANGE:

                In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company's adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the consolidated financial statements as of the date of adoption.

NOTE 2.  RESTRICTIONS ON CASH AND CASH EQUIVALENT

                Cash and cash equivalents in the amount of $500,000 were restricted at December 31, 2000 and 1999, to meet the reserve requirements of the Federal Reserve System.

NOTE 3.  SECURITIES

                Debt securities have been classified in the balance sheets according to management's intent as either available for sale or held-to-maturity. The carrying amount of securities and their estimated fair values at December 31, are as follows:

         AVAILABLE-FOR-SALE SECURITIES:

                                                                                 2000
                                                                                 ----
                                                                       Gross         Gross Unrealized        Estimated
    Dollars in thousands                        Amortized Cost    Unrealized Gains       (Losses)           Fair Value
                                                --------------    ----------------       --------           ----------
                                                                                    $
  U.S. Government Agencies                    $      43,480       $       324                (178)       $      43,626
  Mortgage-backed securities                          5,549                15                 (48)               5,516
  Obligations of states and political
    subdivisions                                        555                 1                   -                  556
  Corporate Securities                                3,471                 -                 (45)               3,426

  Mutual funds and equity securities                  3,052                99                  (7)               3,144
                                              -------------       -----------       ------------------   -------------
     Total                                    $      56,107       $       439       $        (278)       $      56,268
                                              =============       ===========       ==================   =============

                                                                                 1999
                                                                                 ----
                                                                  Gross Unrealized   Gross Unrealized        Estimated
    Dollars in thousands                        Amortized Cost         Gains             (Losses)           Fair Value
                                                --------------         -----             --------           ----------
  U.S. Treasury Securities                    $         250       $         -       $          (4)       $         246
  U.S. Government Agencies                           36,664                 -              (1,128)              35,536
  Mortgage-backed securities                          7,372                13                (176)               7,209
  Obligations of states and political
    subdivisions                                        155                 -                   -                  155
  Corporate Securities                                3,999                 -                (135)               3,864

  Mutual funds and equity securities                  2,001                71                 (11)               2,061
                                              -------------       -----------       ------------------   -------------
         Total                                $      50,441       $        84       $      (1,454)       $      49,071
                                              =============       ===========       ==================   =============

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3.  SECURITIES (CONTINUED)

         HELD-TO-MATURITY SECURITIES:

                                                                                  2000
                                                                                  ----
                                                                  Gross Unrealized   Gross Unrealized        Estimated
     Dollars in thousands                       Amortized Cost         Gains             (Losses)           Fair Value
                                                --------------         -----             --------           ----------
  U.S. Government Agencies                    $         500       $         -       $         (1)        $         499
  Mortgage-backed securities                          3,753                 4                (33)                3,724
  Obligations of states and political
    subdivisions                                     14,277               106                (76)               14,307
                                              -------------       -----------       -------------        -------------
         Total                                $      18,530       $       110       $       (110)        $      18,530
                                              =============       ===========       =============        =============

                                                                                  1999
                                                                                  ----
                                                                       Gross         Gross Unrealized        Estimated
  Dollars in thousands                          Amortized Cost    Unrealized Gains       (Losses)           Fair Value
                                                --------------    ----------------       --------           ----------
  U.S. Treasury Securities                    $       2,000       $         3       $           -        $       2,003
  U.S. Government Agencies                              500                 -                (13)                  487
  Mortgage-backed securities                          4,725                 -               (135)                4,590
  Obligations of states and political
    subdivisions                                     12,471                10               (188)               12,293
                                              -------------       -----------       -------------        -------------
         Total                                $      19,696       $        13       $       (336)        $      19,373
                                              =============       ===========       =============        =============


                The amortized cost and fair value of securities as of December 31, 2000, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary:

                                                       Available-For-Sale                      Held-to-Maturity
                                                       ------------------                      ----------------
                                                                     Estimated                               Estimated
  Dollars in thousands                          Amortized Cost       Fair Value       Amortized Cost        Fair Value
                                                --------------       ----------       --------------        ----------
  Due in one year or less                     $       1,822       $     1,816       $         646        $         646
  Due after one year through five years              39,963            39,953              11,164               11,113
  Due after five years through ten years              5,721             5,839               2,966                3,047
  Mortgage-backed securities                          5,549             5,516               3,754                3,724
  Mutual funds and equity securities                  3,052             3,144                   -                    -
                                              -------------       -----------       -------------        -------------
         Total                                $      56,107       $    56,268       $      18,530        $      18,530
                                              =============       ===========       =============        =============

                Fair values of many securities are estimates based on financial methods or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

                Gross realized gains on sales of securities available-for-sale totaled $25,000 and $69,000, respectively in 2000 and 1999. There were no gross realized gains or losses on securities available-for-sale for 1998.

                Investment securities with an amortized cost of $13,380,000 and $15,497,000 and accrued interest receivable of $227,000 and $223,000 as of December 31, 2000 and 1999, respectively, were pledged to secure short-term borrowings. Additionally, investment securities with an amortized cost of $23,583,000 and $12,950,000 in 2000 and 1999, respectively, and a fair value of $23,363,000 and $12,600,000 in 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required by law as of December 31.

NOTE 4.  LOANS

                The composition of the loan portfolio is as follows:

               Dollars in thousands                                                 2000                 1999
                                                                                    ----                 ----

               Real estate - Mortgage                                        $     153,033        $     136,944
               Real estate - Construction                                            4,551                2,047
               Consumer                                                             32,139               29,224
               Commercial                                                           31,097               23,965
                                                                             -------------        -------------
               Total loans                                                   $     220,820        $     192,180

               Less:  Allowance for loan losses                                      3,894                1,996
                                                                             -------------        -------------

                     Loans, net                                              $     216,926        $     190,184
                                                                             =============        =============

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 4.  LOANS (CONTINUED)

                Non-performing loans include loans which have been categorized by management as impaired and non-accruing because collection of interest is not assured, non-accruing loans (not considered impaired loans) and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning problem loans:


               Dollars in thousands                                                 2000                 1999
                                                                                    ----                 ----
               Impaired loans                                                $       2,063        $       1,984
               Non-accruing loans                                                    1,819                  565
               Past due 90 days or more and still accruing                             280                  529
                                                                             -------------        -------------
                     Total problem loans                                     $       4,162        $       3,078
                                                                             =============        =============


                The average balance of loans classified as impaired totaled approximately $1,005,000 and $2,716,000 for the years ended December 31, 2000 and 1999, respectively. Interest income that would have been recognized on impaired loans on an accrual basis would have been $193,000 and $160,000 during 2000 and 1999, respectively. Interest income that was recognized on impaired loans on a cash basis was $184,000 and $160,000 during 2000 and 1999, respectively. The allowance for loan losses related to impaired loans amounted to approximately $2,008,000 and $100,000 at December 31, 2000 and 1999, respectively.

                The Company had no commitments to loan additional funds to the borrowers of problem loans for the years ended December 31, 2000 and 1999.

                The effect on interest income of the non-accruing loans is as follows:

               Dollars in thousands                                    2000             1999              1998
                                                                       ----             ----              ----

               Income recognized                                 $         74      $         35     $         47
               Income that would have been recognized in
                   accordance with the original loan terms                178                73               76


               A summary of transactions in the allowance for loan losses is as follows:

               Dollars in thousands                                    2000             1999              1998
                                                                       ----             ----              ----

               Balance at beginning of year                      $      1,996      $      1,915     $      1,523
               Acquired allowance for loan losses                           -                 -              452
                                                                 ------------      ------------     ------------
               Adjusted balance at beginning of year                    1,996             1,915            1,975
               Allowance associated with finance subsidiary
               loans sold                                                   -               (24)               -
               Provision charged to expense                             2,260               464              315
               Loans charged-off                                         (394)             (408)            (395)
               Recoveries                                                  32                49               20
                                                                 ------------      ------------     ------------

                     Balance at December 31                      $      3,894      $      1,996     $      1,915
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


                     Dollars in thousands                                               2000              1999
                                                                                        ----              ----
                     Balance at beginning of year                                  $      4,045     $      3,204
                     New loans                                                            3,486            3,488
                     Principal repayments, net of advances on existing loans               (655)          (2,647)
                                                                                   -------------    -------------
                       Balance at December 31                                      $      6,876     $      4,045
                                                                                   ============     ============


                In addition, the Company has loan commitments to the aforementioned related parties of $4,364,000 and $3,303,000 as of December 31, 2000 and 1999, respectively.

NOTE 5.  MORTGAGE SERVICING RIGHTS:

                The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, were $35,517,000 and $127,139,000 at December 31, 2000 and 1999, respectively. During 2000, the Company sold a substantial portion of its mortgage servicing portfolio in the secondary market. Servicing rights of $529,000 along with a servicing asset that was being carried in another purchase-related intangible account of $49,000 were sold for $818,000, net of transaction costs. The carrying value of the mortgage servicing rights is included with intangible assets and approximates fair market value at December 31, 2000 and 1999.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 5.  MORTGAGE SERVICING RIGHTS (CONTINUED):

                The following is an analysis of the activity for mortgage servicing rights for the years ended December 31.


              Dollars in thousands                                                      2000             1999
                                                                                        ----             ----
              Balance at beginning of year                                         $     1,058      $     1,028
              Additions of originated mortgage servicing rights                             19              231
              Sale of mortgage servicing rights                                          (529)                -
              Amortization                                                               (139)            (201)
                                                                                   -----------      -----------
                  Balance at end of year                                           $       409      $     1,058
                                                                                   ===========      ===========

NOTE 6.  PREMISES AND EQUIPMENT

                A summary of premises and equipment at December 31 is as follows:


              Dollars in thousands                                                      2000             1999
                                                                                        ----             ----
              Land and Improvements                                                $     1,404      $     1,111
              Buildings and Improvements                                                 6,995            7,085
              Equipment                                                                  4,796            4,755
              Vehicles                                                                     274              209
                                                                                   -----------      -----------

                                                                                        13,469           13,160
              Less accumulated depreciation                                              6,737            6,095
                                                                                   -----------      -----------
                   Premises and equipment, net                                     $     6,732      $     7,065
                                                                                   ===========      ===========

                Depreciation charged to operating expenses was $732,000, $733,000, and $433,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 7.  DEPOSITS

                Deposit accounts at December 31 are summarized as follows:

                                                                                        2000              1999
                                                                                        ----              ----
              Non-interest-bearing demand                                         $     28,875      $     30,552
              Interest-bearing demand deposits                                          23,339            17,323
              Savings deposits                                                          25,386            27,902
              Money market deposits                                                     50,127            32,313
              Time deposits                                                            133,216           126,035
                                                                                  ------------      ------------
                   Total deposits                                                 $    260,943      $    234,125
                                                                                  ============      ============


                The aggregate amount of jumbo CDs, each with a minimum denomination of $100,000, was approximately $30,153,000 and $27,312,000 in 2000 and 1999, respectively. Interest expense on time deposits of $100,000 or more was approximately $1,671,000, $1,263,000 and $724,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                At December 31, 2000, the scheduled maturities of CDs are as follows (in thousands):

                           2001                                                    $   104,245
                           2002                                                         21,805
                           2003                                                          4,626
                           2004                                                          1,059
                           2005                                                          1,481
                                                                                   -----------
                               Total certificates of deposit                       $  133,216
                                                                                   ===========

NOTE 8.  BORROWED FUNDS

                A summary of borrowed funds is as follows (in thousands):

                                                                                        2000             1999
                                                                                        ----             ----
             Federal funds purchased                                               $          -    $      4,400
             Federal Home Loan Bank of Chicago open line of credit                            -          10,000
             Line of credit                                                                 550               -
             Securities sold under an agreement to repurchase                             9,323           4,164
                                                                                   ------------    ------------
                      Total short-term borrowings                                  $      9,873    $     18,564

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 8.  BORROWED FUNDS (CONTINUED)

             Term Loan                                                             $      6,531    $      7,153
             Secured Advances from Federal Home Loan Bank of Chicago:
                 Fixed rate of 7.12%, due 04/17/00                                            -             150
                 Fixed rate of 5.80%, due 08/28/00                                            -           2,000
                 Fixed rate of 6.72%, due 10/10/01                                        5,000               -
                 Fixed rate of 5.71%, due 06/18/02, convertible 03/18/00                      -           2,000
                 Fixed rate of 6.28%, due 08/28/03                                        5,000               -
                 Fixed rate of 6.01%, due 12/22/03                                        1,000               -
                 Fixed rate of 5.63%, due 12/13/04, convertible 12/13/00                  1,500           1,500
                 Fixed rate of 6.16%, due 03/21/05, convertible 03/21/01                  7,000               -
                 Fixed rate of 5.30%, due 01/16/08, convertible 01/16/03                  4,000           4,000
                                                                                   ------------    ------------
                      Total long-term borrowings                                   $     30,031    $     16,803

                      Total borrowings                                             $     39,904    $     35,367
                                                                                   ============    ============



                The scheduled principal maturities of borrowed funds at December 31, 2000 are as follows:

                           2001                                                   $     14,873
                           2002                                                              -
                           2003                                                         12,531
                           2004                                                          1,500
                           2005 and thereafter                                          11,000
                                                                                  ------------
                                 Total borrowings                                 $     39,904
                                                                                  ============

                The term loan consists of a $4,731,000 loan with a fixed interest rate of 6.60% and a variable portion of $1,800,000 with a current rate of 8.22%. The loan requires quarterly principal payments of $211,000 in addition to the quarterly interest payments on the fixed portion and quarterly interest only payments on the variable portion. In addition to the term loan, the Company maintains a $2.0 million line of credit with the same lender which had a balance of $550,000 and a variable rate of 7.91% as of December 31, 2000. The line of credit matures August 31, 2001 while the term loan matures August 21, 2003. Collateral for this loan consists of the stock of the Bank.

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

                The Federal Home Loan Bank Open Line of Credit is an overnight line of credit with rates determined daily. At December 31, 2000 and 1999, the respective rates were 6.24% and 4.74%. All advances from the Federal Home Loan Bank of Chicago, both term and open line of credit, are collateralized by substantially all one-to-four family real estate loans and Federal Home Loan Bank stock.

NOTE 9.  EMPLOYEE BENEFIT PLANS

         PENSION AND 401(k) PLANS:

                Blackhawk had a noncontributory, defined contribution money-purchase pension plan covering substantially all of its employees until January 1, 1999. Blackhawk contributed, on behalf of the eligible employees, 4.2% of total annual compensation plus 4.2% of compensation in excess of $13,200. Effective January 1, 1999, Blackhawk amended and restated its pension plan to a profit-sharing plan with a 401(k) provision. Under the amended plan, eligible employees are allowed to make voluntary contributions to the plan. Blackhawk makes a matching contribution of 25% of the first 6% of an employee's compensation that they voluntarily contribute. Additionally, Blackhawk may make a discretionary profit sharing contribution. The total expenses for these plans were $154,000, $146,000 and $135,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         EXECUTIVE BONUS PLAN:

                The Company has adopted a revised incentive bonus plan for officers providing cash bonuses based upon the financial performance of the Company and performance of the respective officers. Bonus compensation expense was $57,000, $32,000 and $92,000 for the years 2000, 1999 and 1998, respectively.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 9.  EMPLOYEE BENEFIT PLANS (CONTINUED)

         STOCK OPTION PLANS:

                The Company has reserved shares of common stock for issuance to directors and key employees under incentive and non-qualified stock option plans. Options are granted at prices equal to the fair market value of the stock on the dates of grant for directors and fair market value of the stock or 90% of the fair market value of the stock on the dates of grant for key employees. Options are exercisable in cumulative installments over a three-year period. Other pertinent information related to the plans is as follows:

                                                    Weighted                      Weighted                      Weighted
                                                     Average                      Average                        Average
                                       2000           Price          1999           Price          1998           Price
                                       ----           -----          ----           -----          ----           -----
      Shares under option,
          Beginning of year          335,999      $     9.24        334,132     $     8.98       295,576      $    7.59
      Granted during the year         22,000            9.24         25,500          13.75        60,850          15.00
      Terminated and canceled
          during the year           (16,894)            5.93       (12,333)          13.73       (5,335)          11.38
      Exercised during the year     (22,925)            4.44       (11,300)           6.86      (16,959)           5.74
                                  ----------      ----------     ----------     ----------     ---------      ---------
      Shares under option,
          end of year                318,180            9.76        335,999           9.24       334,132      $    8.98
                                  ==========      ==========     ==========     ==========     =========      =========
      Options exercisable,
          end of year                261,897            9.20        270,150           8.02       252,948      $    7.32
                                  ==========      ==========     ==========     ==========     =========      =========
      Available to grant,
          end of year                290,650                        312,650                      338,150
                                  ==========                     ==========                    =========
      Weighted average fair
          value of options
          granted during the
          year                                    $     1.57                    $     1.19                    $    1.34
                                                  ==========                    ==========                    =========

        Compensation expense related to granting compensatory employee stock options totaled $0, $0 and ($1,000), in 2000, 1999 and 1998, respectively.

                                                 Outstanding Options                    Vested Options
                                                 -------------------                    --------------
                        Year of               Outstanding        Weighted                          Weighted
                      Expiration             Shares Granted    Average Price   Shares Vested     Average Price
                      ----------             --------------    -------------   -------------     -------------
                         2001                     6,900        $    3.44            6,900      $     3.44
                         2002                     5,250             4.33            5,250            4.33
                         2003                    61,380             5.24           61,380            5.24
                         2004                     7,350             6.83            7,350            6.83
                         2005                   106,300             9.37          106,300            9.37
                         2006                    16,300            11.20           16,300           11.20
                         2007                    15,350            11.43           15,350           11.43
                         2008                    51,850            15.06           34,567           15.06
                         2009                    25,500            13.75            8,500           13.75
                         2010                    22,000             9.24                -               -
                                          -------------        ---------      -----------      ----------
                            Total               318,180        $    9.76          261,897      $     9.20
                                          =============        =========      ===========      ==========


                The Company applies APB Opinion No. 25 in accounting for its stock options. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings (loss) per share would have been as follows:

                                                            2000                 1999               1998
                                                            ----                 ----               ----
                   Net Income (Loss):
                       As reported                   $      (283)         $      1,107        $      2,010
                       Pro Forma                            (310)                1,049               1,898
                   Earnings (Loss) Per Share:
                       As reported:
                          Basic                      $     (0.12)         $       0.48        $       0.88
                                                     ============         ============        ============
                          Diluted                    $     (0.12)         $       0.46        $       0.83
                                                     ============         ============        ============
                       Pro Forma:
                          Basic                      $     (0.13)         $       0.45        $       0.85
                                                     ============         ============        ============
                          Diluted                    $     (0.13)         $       0.43        $       0.80
                                                     ============         ============        ============

                The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                            2000            1999             1998
                                                            ----            ----             ----
                              Risk-free interest rate           5%             5%              5%
                              Expected Life               10 years       10 years        10 years
                              Expected Volatility              24%            17%             17%
                              Expected Dividend Yield           5%             3%              3%

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 9.  EMPLOYEE BENEFIT PLANS (CONTINUED)

         EMPLOYEE STOCK OWNERSHIP PLAN:

                The Company has an Employee Stock Ownership Plan for the benefit of employees who meet the eligibility requirements. The Plan was established in 1990. The Plan held 74,313 shares of the Company's common stock, as of December 31, 2000, in a trust established in Blackhawk. The stock was acquired by the Plan by using the proceeds from a loan obtained from a nonrelated commercial lender. The loan was collateralized by the stock that had not been allocated to individual participant accounts. In addition, the Company guaranteed this obligation. Cash payments to the Plan consist of contributions and dividend payments, in amounts sufficient for it to satisfy the debt service requirements. Accordingly, the debt has been recorded in the accompanying consolidated balance sheets together with the related deferred compensation. The debt and deferred compensation are reduced as the Plan makes principal payments.

                Cash payments to the Plan during the years ended December 31, 2000, 1999 and 1998 consisted of the following (in thousands):

                                                                  2000            1999            1998
                                                                  ----            ----            ----
                              Contributions                   $        -     $        -      $       27
                              Dividends                               36             38              38
                                                              ----------     ----------      ----------

                                    Total                     $       36     $       38      $       65
                                                              ==========     ==========      ==========

                For financial statement purposes, expense for the Plan is determined based on the percentage of shares allocated to participants each period (allocations are based on principal and interest payments) times the original amount of the debt plus the interest incurred. The components of the amount charged to expense for each of the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                                  2000            1999            1998
                                                                  ----            ----            ----
                              Compensation                    $        -     $        -       $       27
                              Interest                                 -              -                -
                                                              ----------     ----------       ----------

                                     Total                    $        -     $        -       $       27
                                                              ==========     ==========       ==========

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

         DEFERRED COMPENSATION PLAN:

                As a result of acquisitions, Blackhawk assumed deferred compensation agreements with certain officers of Rochelle and Belvidere. Amounts are accumulated in an account from which benefits will be paid to the officers at termination or retirement. As of December 31, 2000 and 1999 the deferred compensation liability totaled $453,000 and $296,000, respectively.

                The agreements also provide for an acceleration of benefits upon the deaths of these officers, payable to their beneficiaries. Blackhawk has purchased life insurance policies on the lives of the officers in order to fund the acceleration of benefits at death. Blackhawk is owner and beneficiary of these policies that provide for death benefits totaling $1,351,000 and $1,307,000 as of December 31, 2000 and 1999, respectively. These policies have a cash surrender value of $624,000 and $596,000 as of December 31, 2000 and 1999.

NOTE 10. INCOME TAXES

                Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of net deferred tax assets at December 31 are as follows (in thousands):

                                                                                     2000                1999
                                                                                     ----                ----
                     Deferred Tax Liabilities:
                          Property and Equipment                              $       (440)       $       (444)
                          Unrealized gains on securities available-for-sale            (59)                  -
                          Purchase Accounting                                         (388)               (410)
                          Mortgage Servicing Rights                                   (160)               (303)
                          Other                                                        (92)                (68)
                                                                              -------------       -------------
                              Total Deferred Tax Liabilities                        (1,139)             (1,225)
                                                                              -------------       -------------

                     Deferred Tax Assets:
                          Reserve for loan losses                                    1,514                 756
                          Accrued liabilities                                          267                 341
                          State net operating loss carryovers                           63                  40
                          Unrealized losses on securities available-for-sale             -                 512
                                                                              ------------        ------------
                              Total Deferred Tax Assets                              1,844               1,649
                                                                              ------------        ------------

                              Net Deferred Tax Assets                         $        705        $        424
                                                                              ============        ============

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 10. INCOME TAXES (CONTINUED)

                The provision (credit) for income taxes consists of the following (in thousands):

                                                                2000                1999                1998
                                                                ----                ----                ----
                     Current tax expense:
                          Federal                       $         485         $         506      $        989
                          State                                    28                    27               225
                                                        -------------         -------------      ------------

                              Total Current                       513                   533             1,214
                                                        -------------         -------------      ------------

                     Deferred tax provision (credit):
                          Federal                                (726)                  (38)               28
                          State                                  (126)                   (1)             (53)
                                                        --------------        --------------     ------------

                              Total Deferred                     (852)                  (39)             (25)
                                                        --------------        --------------     ------------

                              Total provision
                                (credit) for income
                                taxes                   $        (339)        $         494      $      1,189
                                                        ==============        =============      ============

                A summary of the source of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes for the years ended December 31 follows (in thousands):

                                                                   2000                1999               1998
                                                                   ----                ----               ----
                  Tax expense (benefit) at statutory rate    $       (211)      $        544        $      1,088
                  Increase (decrease) in taxes resulting
                    from:
                       Tax exempt interest                           (193)              (166)                (89)
                       State income taxes, net of federal
                         tax benefit                                 (102)                17                 114
                       Amortization of goodwill and other
                         intangibles                                  202                205                 122
                       Other                                          (35)              (106)                (46)
                                                             -------------      -------------       -------------
                  Provision (credit) for income taxes        $       (339)      $        494        $      1,189
                                                             =============      =============       =============


NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

                Comprehensive income (loss) is shown in the statement of changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) is comprised of the unrealized gain or loss on securities available for sale. The following shows the activity in accumulated other comprehensive income (loss) (in thousands):


                  Dollars in thousands                             2000                1999               1998
                                                                   ----                ----               ----
                  Accumulated other comprehensive income
                      (loss) at beginning                    $       (858)      $        293        $         38
                                                             -------------      ------------        ------------
                  Activity:
                      Unrealized gain (loss) on securities
                        available for sale                          1,556             (1,607)                398
                      Tax impact                                     (581)               498                (143)
                                                             -------------      ------------        -------------
                  Net unrealized gain (loss) on securities
                      available for sale                              975             (1,109)                255
                                                             ------------       -------------       ------------
                  Reclassification adjustment for realized
                      gains on securities available-for-sale          (25)               (69)                  -
                      Tax impact                                       10                 27                   -
                                                             ------------       ------------        ------------
                  Net reclassification adjustment                     (15)               (42)                  -
                                                             -------------      ------------        ------------
                  Other comprehensive income (loss)                   960             (1,151)                255
                                                             ------------       ------------        ------------
                  Accumulated other comprehensive
                      income (loss) at end                   $        102       $       (858)       $        293
                                                             ============       =============       ============

NOTE 12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

                The Company is a party to financial instruments with off-balance-sheet risk, acquired in the normal course of business to meet the financing needs of its customers. These financial instruments include various commitments to extend credit and standby letters of credit. These instruments involve, to a varying degree, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

                The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED)

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

                A summary of the amount of the Company's exposure to credit loss for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2000 and 1999 was as follows (in thousands):

                                                                                    2000                 1999
                                                                                    ----                 ----
                    Loan Commitments                                         $      30,834        $      29,314

                    Standby Letters of Credit                                $       2,987        $         723

                    Commitments to Sell                                      $         175        $         540

                Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties and real estate.

NOTE 13. LEASE COMMITMENTS

                The Bank leases one branch office location in Beloit, Wisconsin that expires in July 2002. The lease can be renewed for an additional two five year option terms. Should the Bank not renew the lease, it could be liable for remodeling or removal costs to the leased office spaces if the leases are terminated before 2012, the 14th year of the lease.

                The Bank also leases an office in Roscoe, Illinois under an operating lease expiring in December 2002. The lease is subject to inflationary adjustments after three years of occupancy. In addition, the Bank is obligated to pay a portion of the real estate taxes, insurance, and common area maintenance.

                The total minimum rental commitment under the leases at December 31, 2000 is as follows (in thousands):

                         Year Ending December 31:
                                     2001               $       65
                                     2002                       55
                                                        ----------

                                     Total              $      120
                                                        ==========

                Total rent expense for the years ended December 31, 2000, 1999 and 1998 was $98,000, $108,000 and $92,000, respectively.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 14. EARNINGS PER SHARE

                Basic earnings (loss) per share are arrived at by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding and do not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation is arrived at by dividing net income (loss) by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options, and any other common stock equivalents. The following table shows the computation of the basic and diluted earnings (loss) per share:


                  Dollars in thousands, except per share       Income (Loss)             Share           Per Share
                  data                                          (Numerator)          (Denominator)        Amount
                                                                -----------          -------------        ------
                  For the Year Ended December 31, 2000
                  Basic Loss Per Share                      $         (283)           2,323,235        $  (0.12)
                                                            ===============                            =========
                  Effect of Dilutive Stock Options                                       41,842
                                                                                  -------------
                  Diluted Loss Per Share                    $         (283)           2,365,077        $  (0.12)
                                                            ===============       =============        =========

                  For the Year Ended December 31, 1999
                  Basic Earnings Per Share                  $         1,107           2,309,345        $    0.48
                                                            ===============                            =========
                  Effect of Dilutive Stock Options                                      112,641
                                                                                  -------------
                  Diluted Earnings Per Share                $         1,107           2,421,986        $    0.46
                                                            ===============       =============        =========

                  For the Year Ended December 31, 1998
                  Basic Earnings Per Share                  $         2,010           2,296,636        $    0.88
                                                            ===============                            =========
                  Effect of Dilutive Stock Options                                      120,283
                                                                                  -------------
                  Diluted Earnings Per  Share               $         2,010           2,416,919        $    0.83
                                                            ===============       =============        =========

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

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

                The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                Cash, cash equivalents, interest-bearing deposit accounts, federal funds sold and other short-term investments. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

                Securities: For securities, fair value equals quoted market price, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                Loans held for sale and loans receivable: The fair value of loans is estimated based on quoted market prices or by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

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

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                The estimated fair values of the Company's financial instruments are as follows:

                                                    December 31, 2000                     December 31, 1999
                                                    -----------------                     -----------------
                                               Carrying                              Carrying
          Dollars in thousands                  Amount          Fair Value            Amount            Fair Value
                                                ------          ----------            ------            ----------
          Financial Assets
              Cash, cash equivalents        $     13,336           13,336       $     11,994        $      11,994
              Interest-bearing deposit
                 accounts                            780              780              4,616                4,616
              Federal funds sold and other
                 Short-term investments            2,529            2,529                 91                   91
              Securities                          74,798           74,798             68,767               68,444
              Loans held for sale                    739              739                540                  540
              Loans, net of allowance for
                 Loan losses                     216,926          219,081            190,184              190,723

          Financial Liabilities
              Demand deposit and savings    $    127,727    $     127,727       $    108,090        $     108,090
              Time deposits                      133,216          133,235            126,035              125,633
              Borrowings                          39,904           38,722             35,367               35,293

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

                Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and the Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

                As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believe have changed the Company and the Bank's category.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 17. REGULATORY MATTERS (CONTINUED)

         The actual capital amounts and ratios as of December 31, are also presented in the table (dollars in thousands).

                                                                                                      To be Well
                                                                                                      Capitalized
                                                                                                     Under prompt
                                                                             For Capital              Corrective
                                                                          Adequacy Purposes        Action Provisions
                                                     Actual               ------------------       -----------------
         As of December 31, 2000:             Amount        Ratio         Amount       Ratio       Amount      Ratio
                                              ------        -----         ------       -----       ------      -----

         Company
         -------
             Total Capital (To Risk
                Weighted Assets)            $  20,391         9.6%         17,052        8.0%
             Tier I Capital (To Risk
                Weighted Assets)            $  17,591         8.3%          8,526        4.0%
             Tier I Capital (To
                Average Assets)             $  17,591         5.6%         12,478        4.0%
         Bank
         ----
             Total Capital (To Risk
                Weighted Assets)            $  27,408        12.2%         17,648        8.0%       22,060      10.0%
             Tier I Capital (To Risk
                Weighted Assets)            $  24,608        11.2%          8,824        4.0%       13,236       6.0%
             Tier I Capital (To
                Average Assets)             $  24,608         7.9%         12,473        4.0%       15,592       5.0%

         As of December 31, 1999:

         Company
         -------
             Total Capital (To Risk
                Weighted Assets)            $  19,647       10.61%     $   14,819        8.0%
             Tier I Capital (To Risk
                Weighted Assets)               17,625        9.52%          7,410        4.0%
             Tier I Capital (To
                Average Assets)                17,625        6.10%         11,553        4.0%
         Bank
         ----

             Total Capital (To Risk         $  26,476       14.25%     $   15,357        8.0%    $  19,196      10.0%
                Weighted Assets)
             Tier I Capital (To Risk           24,454       13.17%          7,678        4.0%       11,518       6.0%
                Weighted Assets)
             Tier I Capital (To                24,454        8.48%         11,572        4.0%       14,464       5.0%
                Average Assets)

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 18. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

         CONDENSED PARENT COMPANY BALANCE SHEETS:


                                                                                     December 31,
                                                                                2000             1999
                                                                                ----             ----
              ASSETS
                  Cash and cash equivalents                                $       141      $        37
                  Short-term investments                                             6                5
                  Investment in subsidiaries                                    30,012           30,154
                  Due from subsidiaries, net                                       131              231
                  Other assets                                                     128              402
                                                                           -----------      -----------

                      Total Assets                                         $    30,418      $    30,829
                                                                           ===========      ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
                  Liabilities:
                      Other borrowings                                     $     7,081      $     7,153
                      Other liabilities                                            342              351
                                                                           -----------      -----------

                      Total Liabilities                                          7,423            7,504
                                                                           -----------      -----------
                  Shareholders' Equity:
                      Preferred Stock                                                -                -
                      Common Stock                                                  23               23
                      Additional paid in capital                                 7,417            7,307
                      Retained earnings                                         15,573           16,973
                      Less treasury stock, at cost                               (120)            (120)
                      Accumulated other comprehensive income                       102            (858)
                                                                           -----------      -----------

                      Total Shareholders' Equity                                22,995           23,325
                                                                           -----------      -----------

                      Total Liabilities and Shareholders' Equity           $    30,418      $    30,829
                                                                           ===========      ===========

         CONDENSED PARENT COMPANY STATEMENTS OF INCOME:

                                                                        2000              1999              1998
                                                                        ----              ----              ----
                   Income:
                      Dividends from subsidiary                   $      1,250       $      1,450     $     5,800
                      Gain on sale of securities
                        available-for-sale                                   -                 69               -
                      Interest income                                        4                 12              20
                                                                  ------------       ------------     -----------
                         Total Income                                    1,254              1,531           5,820
                                                                  ------------       ------------     -----------
                   Expenses:
                      Interest Expense                                     501                503             169
                      Professional fees                                     90                 47              46
                      Other                                                 71                 68              44
                                                                  ------------       ------------     -----------
                         Total Expenses                                    662                618             259
                                                                  ------------       ------------     -----------
                   Income before income tax benefits and equity
                     in undistributed net income of subsidiary             592                913           5,561
                   Income tax benefit                                    (228)              (201)            (73)
                                                                  ------------       ------------     -----------
                   Income before equity in undistributed net
                     income of Subsidiary                                  820              1,114           5,634
                   Equity in undistributed net income of
                     subsidiary                                        (1,103)                (7)         (3,624)
                                                                  ------------       ------------     -----------
                         Net Income (Loss)                        $      (283)       $      1,107     $     2,010
                                                                  ============       ============     ===========

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 18. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)

         CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS:

                                                                        2000              1999              1998
                                                                        ----              ----              ----
         Cash Flows From Operating Activities
              Net income (loss)                                   $       (283)      $      1,107     $     2,010
              Adjustments to reconcile net income to net cash
                 provided by operating activities:
              Compensatory employee stock options recognized                -                  -               (1)
              Amortization of intangible assets                             38                 38              28
              Equity in undistributed net income of subsidiary           1,103                  7           3,624
              Gain on sale of available-for-sale securities                  -                (69)              -
              Decrease in due from subsidiary                              100               (126)            650
              (Increase) decrease in other assets                          235               (300)           (745)
              (Decrease) increase in other liabilities                      (9)               (29)             25
                                                                  -------------      -------------    -----------
              Net cash provided by operating activities                  1,184                628           5,591
                                                                  ------------       ------------     -----------
         Cash Flows From Investing Activities
              Net increase in short-term investments                        (1)                (5)              -
              Proceeds from maturity of securities                           -                  -             110
              Proceeds from the sales of securities                          -                174               -
              Payments for investments in subsidiary                         -                  -         (12,636)
              Repayment of investments in subsidiary                         -                  -             915
                                                                  ------------       ------------     -----------
                  Net cash provided by (used in) investing
                     activities                                             (1)               169         (11,611)
                                                                  -------------      ------------     -----------
         Cash Flows From Financing Activities
              Net increase in short term debt                              550                  -               -
              Proceeds from long-term debt                                   -                  -           7,800
              Repayment of long-term debt                                 (622)              (520)           (127)
              Dividends paid                                            (1,117)            (1,109)         (1,080)
              Proceeds from sale of common stock                           110                 78              98
              Purchase of common stock for treasury                          -                  -             (16)
                                                                  ------------       ------------     -----------
                  Net cash provided by (used in) financing
                     activities                                         (1,079)            (1,551)          6,675
                                                                  -------------      ------------     -----------
              Increase (decrease) in cash and cash equivalents             104               (754)            655

         Cash and Cash Equivalents:
                  Beginning                                                 37                791            1,36
                                                                  ------------       ------------     -----------
                  Ending                                          $        141       $         37      $      791
                                                                  ============       ============     ===========