Form 10QSB
period 2001-03-31
BLACKHAWK BANCORP INC
filed 2001-05-14
CIK 857853

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ____ TO ____

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

                        YES    X                NO
                             -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           OUTSTANDING AT
     CLASS OF COMMON STOCK                   MAY 1, 2001
    -----------------------              ------------------
        $.01 PAR VALUE                    2,346,170 SHARES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        Page

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets as of
           March 31, 2001 and December 31, 2000                            3

         Consolidated Condensed Statements of Income for the
           three months ended March 31, 2001 and 2000                      4

         Consolidated Condensed Statements of Shareholders'
           Equity as of March 31, 2001 and 2000                            5

         Consolidated Condensed Statements of Cash Flows for the
           three months ended March 31, 2001 and 2000                    6-7

         Notes to Consolidated Condensed Financial Statements           8-10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                       11-15


                           PART II - OTHER INFORMATION



ITEM 6.  A) EXHIBITS                                                      16

         B) REPORTS ON FORM 8-K                                           16

SIGNATURES                                                                17

INDEX TO EXHIBITS                                                         18

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                               ---------    ------------
                                                                (Dollars in thousands)
ASSETS
Cash and cash equivalents                                      $  10,875       13,336
Interest-bearing deposit accounts                                    450          780
Federal funds sold and other short-term investments                6,604        2,529
Securities available for sale                                     44,877       54,068
Securities held to maturity                                       19,876       18,530
Loans held for sale                                                4,048          739
Loans, net of allowance for loan losses of $3,912 and $3,894     217,744      216,926
Federal Home Loan Bank of Chicago stock, at cost                   2,242        2,200
Bank premises and equipment, net                                   7,047        6,732
Intangible assets                                                  5,524        5,671
Accrued interest receivable                                        2,261        2,481
Other assets                                                       3,096        3,179
                                                               ---------    ---------
    Total Assets                                               $ 324,644    $ 327,171
                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Non-interest bearing                                       $  24,647    $  28,875
    Interest bearing                                             211,059      232,068
                                                               ---------    ---------
    Total deposits                                               235,706      260,943
                                                               ---------    ---------
Borrowed Funds:
    Short-term borrowings                                         13,449        9,873
    Other borrowings                                              49,020       30,031
Accrued interest payable                                           1,386        1,765
Other liabilities                                                  1,700        1,564
                                                               ---------    ---------
    Total Liabilities                                            301,261      304,176
                                                               ---------    ---------

SHAREHOLDERS' EQUITY:
Preferred stock
    1,000,000 shares, $.01 par value per share
    authorized, none issued or outstanding                            --           --
Common stock
    10,000,000 shares, $.01 par value per share authorized,
    2,351,798 and 2,347,598 shares issued and outstanding             24           23
Additional paid-in capital                                         7,431        7,417
Retained Earnings                                                 15,558       15,573
Treasury Stock, 10,324 shares, at cost                              (120)        (120)
Accumulated other comprehensive income                               490          102
                                                               ---------    ---------
    Total Shareholders' Equity                                    23,383       22,995
                                                               ---------    ---------
    Total Liabilities and Shareholders' Equity                 $ 324,644    $ 327,171
                                                               =========    =========

       See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31
                                                                     2001       2000
                                                                   ------------------
                                                                  (Dollars in thousands)
INTEREST INCOME:
    Interest and fees on loans                                      $4,729     $4,049
    Interest on deposits with other banks                               13         40
    Interest on investment securities:
       Taxable                                                         887        868
       Exempt from federal income taxes                                170        133
    Interest on fed funds sold and other short-term investments         19          8
                                                                    ------     ------
       Total Interest Income                                         5,818      5,098
                                                                    ------     ------
INTEREST EXPENSE:
    Interest on deposits                                             2,512      2,220
    Interest on short-term borrowings                                  386        291
    Interest on other borrowings                                       494        266
                                                                    ------     ------
       Total Interest Expense                                        3,392      2,777
                                                                    ------     ------
    Net Interest Income                                              2,426      2,321
    Provision for loan losses (Note 3)                                 104         90
                                                                    ------     ------
    Net Interest Income After Provision For Loan Losses              2,322      2,231
                                                                    ------     ------
OTHER OPERATING INCOME:
    Service charges on deposit accounts                                388        316
    Gain on sale of loans                                               88         15
    Brokerage & annuity commissions                                     18         74
    Other income                                                       108        144
                                                                    ------     ------
       Total Other Operating Income                                    602        549
                                                                    ------     ------
OTHER OPERATING EXPENSES:
    Salaries and employee benefits                                   1,267      1,197
    Occupancy expense of bank premises, net                            206        171
    Furniture and equipment                                            194        206
    Data processing                                                    153        189
    Intangible amortization                                            124        140
    Legal and professional fees                                         92         57
    Office supplies                                                     81         57
    Telephone and telecommunications                                    76         59
    Other operating expenses                                           356        326
                                                                    ------     ------
       Total Other Operating Expenses                                2,549      2,402
                                                                    ------     ------
Income Before Income Taxes                                             375        378
Provision for income taxes                                             109        126
                                                                    ------     ------
Net Income                                                          $  266     $  252
                                                                    ======     ======
Earnings Per Share                                                  $ 0.11     $ 0.11
                                                                    ======     ======
Fully diluted earnings per share                                    $ 0.11     $ 0.11
                                                                    ======     ======
Dividends Per Share                                                 $ 0.12     $ 0.12
                                                                    ======     ======

       See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2001          2000
                                                         --------      --------
                                                         (Dollars in thousands)
Common Stock:
     Balance at beginning of period                      $     23      $     23
     Stock options exercised                                    1            --
                                                         --------      --------
     Balance at end of period                                  24            23
                                                         --------      --------

Additional Paid-in Capital:
     Balance at beginning of period                         7,417         7,307
     Stock options exercised                                   14            31
                                                         --------      --------
     Balance at end of period                               7,431         7,338
                                                         --------      --------

Retained Earnings:
     Balance at beginning of period                        15,573        16,973
     Net income                                               266           252
     Dividends declared on common stock                      (281)         (278)
                                                         --------      --------
     Balance at end of period                              15,558        16,947
                                                         --------      --------

Treasury Stock, at cost:
     Balance at beginning of period                          (120)         (120)
     Purchase                                                  --            --
                                                         --------      --------
     Balance at end of period                                (120)         (120)
                                                         --------      --------

Accumulated other comprehensive income (loss):
     Balance at beginning of period                           102          (858)
     Other comprehensive income (loss), net of taxes          388          (154)
                                                         --------      --------
     Balance at end of period                                 490        (1,012)
                                                         --------      --------



Total Shareholders' Equity                               $ 23,383      $ 23,176
                                                         ========      ========



       See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                        2001        2000
                                                                      --------      -------
                                                                      (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $    266      $   252
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Provision for loan losses                                               104           90
   Provision for depreciation and amortization                             337          405
   Amortization of premiums (accretion/
     discounts) on investment securities, net                                8           22
   FHLB stock dividends                                                    (42)          --
   Loss on sale of property, equipment and OREO                              3           --
   (Gain) on sale of loans                                                 (88)         (15)
   Loans originated for sale                                            (7,660)      (1,018)
   Proceeds from sale of loans                                           4,439          870
   Change in assets and liabilities:
   (Increase) decrease in other assets                                     157          (75)
   (Increase) decrease in accrued interest receivable                      220         (124)
   (Increase) decrease in accrued interest payable                        (379)          36
   (Increase) decrease in other liabilities                                (28)          42
                                                                      --------      -------
   Net cash provided by (used in) operating activities                  (2,663)         485

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of available-for-sale securities              11,794          941
   Purchase of available-for-sale securities                            (1,981)      (6,053)
   Proceeds from maturity of investment securities                         852        1,959
   Purchase of investment securities                                    (2,215)      (1,104)
   (Increase) decrease in federal funds sold and other short-term
      investments, net                                                  (3,745)       1,438
   Loans originated, net of principal collected                         (1,126)      (2,462)
   Proceeds from the sale of property, equipment and OREO                  149           --
   Purchase of bank premises and equipment                                (590)         (76)
                                                                      --------      -------
   Net cash provided by (used in) investing activities                   3,138       (5,357)
                                                                      --------      -------


       See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               2001          2000
                                                             --------      --------
                                                             (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                   $     15      $     31
   Net increase (decrease) in deposits                        (25,237)          191
   Net increase in borrowed funds                              22,566         4,502
   Cash dividends paid                                           (281)         (279)
                                                             --------      --------
   Net cash provided by (used in) financing activities         (2,936)        4,445
                                                             --------      --------
   Net (decrease) increase in cash and cash equivalents       (2,461)         (427)

CASH AND CASH EQUIVALENTS:
   Beginning                                                   13,336        11,994
                                                             --------      --------

   Ending                                                    $ 10,875      $ 11,567
                                                             ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest                                                $  3,772      $  2,741
     Income taxes                                            $     --      $     --

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
   ACTIVITIES:
   Other assets acquired in settlement of loans              $    204      $     --




       See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

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

                  In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of March 31, 2001 and December 31, 2000, the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000.

                  The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2.           Non-Performing Loans

                  Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                                     MARCH 31,
                                                -----------------
(Dollars in thousands)                           2001       2000
                                                ------     ------
Impaired loans                                  $3,052     $1,980
Non-accruing loans                               1,450      1,071
Past due 90 days or more and still accruing        396        411
                                                ------     ------
Total non-performing loans                      $4,898     $3,462
                                                ======     ======

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (CONTINUED)

Note 3            Allowance For Loan Losses

                  A summary of transactions in the allowance for loan losses is as follows:

                                  THREE MONTHS ENDED
                                        MARCH 31,
                                  ------------------
     (Dollars in thousands)
                                    2001       2000
                                   ------     ------
Balance at beginning of period     $3,894     $1,996
Provision charged to expense          104         90
Loans charged off                      92         74
Recoveries                              6          3
                                   ------     ------
Balance at end of period           $3,912     $2,015
                                   ======     ======


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

                                                Income        Share      Per Share
                                             (Numerator)  (Denominator)   Amount
                                             -----------  -------------  ---------
For the Three Months Ended March 31, 2001
Basic Earnings Per Share                       $266,000     2,339,152     $0.11
                                               ========                   =====
Effect of Dilutive Stock Options                               50,714
                                                            ---------
Diluted Earnings Per Share                     $266,000     2,389,866     $0.11
                                               ========     =========     =====

For the Three Months Ended March 31, 2000
Basic Earnings Per Share                       $252,000     2,317,344     $0.11
                                               ========                   =====
Effect of Dilutive Stock Options                               62,412
                                                            ---------
Diluted Earnings Per Share                     $252,000     2,379,756     $0.11
                                               ========     =========     =====


Note 5.           Recent Accounting Developments

                  Business Combinations

                  In September 1999, the FASB issued an Exposure Draft of a proposed SFAS, "Business Combinations and Intangible Assets". In December 2000, the Board tentatively concluded that upon the effective date of the final statement on business combinations and intangible assets, goodwill would no longer be amortized. This conclusion includes existing goodwill as well as goodwill arising subsequent to the effective date of the final statement. Goodwill must be reviewed for impairment upon the occurrence of certain triggering events. The FASB has also reached tentative conclusions on the future of the pooling-of-interest method of accounting for business Combinations. These tentative decisions include the decision that the pooling-of-interests method of accounting will no longer be an acceptable method to account for business combinations between independent parties and that there should be a single method of accounting for all business combinations, and that method is the purchase method. The FASB agreed that the purchase method should be applied prospectively to business combination transactions that are initiated after the final standard is issued. The FASB is currently redeliberating its position as to retaining the pooling method and expects to issue a final statement in June 2001.

                  The Company's strategy over the past several years has included business combinations accounted for under the purchase accounting method which created goodwill upon the transactions' closings. The Company has goodwill of $3.3 million on its balance sheet as of March 31, 2001 which is being amortized over 20 years. The pronouncement may have the effect of eliminating the amortization of this asset during periods in which no impairment is recognized. It is unclear the impact this pronouncement may have upon the general marketplace for business combinations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of March 31, 2001 and December 31, 2000 and the consolidated condensed statements of income for the three months ended March 31, 2001 and 2000. This information is not meant to be a substitute for the balance sheets and income statements.

                              RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2001 was $266,000 compared to $252,000 for the similar period in 2000. The discussion that follows will provide information about the various areas of income and expense that resulted in the aforementioned results.

                           THREE MONTHS ENDED MARCH 31

For the three months ended March 31, 2001, interest income increased $0.7 million, or 14.1%, to $5.8 million for the three months ended March 31, 2001 from $5.1 million for the same period in 2000. Substantially all of this increase was attributable to an increase in interest and fees on loans. Interest on investment securities increased $56,000 and was partially offset by a decrease in interest on short-term investments and bank deposits of $16,000.

Interest and fees on loans increased to $4.7 million for the three months ended March 31, 2001 compared to $4.0 million in same period of 2000. This increase was the result of a $28.9 million increase in average loans outstanding and a 14 basis point increase in yield on the portfolio. The Company continued to experience growth predominantly in the commercial real estate and commercial and industrial loan portfolios with average outstandings increasing $17.1 million from the first quarter of 2000 to 2001. Other loan categories where average balances increased for the three months ended March 31, 2001 from the same period in 2000 were residential mortgages, construction loans and indirect automobile loans.

Investment income on taxable securities increased slightly by $19,000 in the first three months of 2001 to $887,000 from $868,000 for the same period in 2000. Slightly higher yields combined with relatively stable volumes to improve interest income 2.2% from the prior year. Income from tax exempt securities increased to $170,000 in 2001 compared to $133,000 in the same period in 2000. This was the result of an increase in both volume and yield.

Interest from fed funds sold and other short-term investments increased to $19,000 for the three months ended March 31, 2001 from $8,000 during the same period in 2000. Increased volumes in the 2001 period were the result of timing differences between the liquidation of portions of the long-term investment portfolio and redeployment of those funds back into that portfolio and the lending portfolio.

Interest paid on deposits increased $0.3 million, or 13.2%, to $2.5 million during the three months ended March 31, 2001 compared to $2.2 million for the same period in 2000. Average interest-bearing deposits increased 4.0% from the first quarter of 2000. Average rates also increased due to a shift in the mixture of deposits towards certificates of deposit and a premium-rate checking account that has been successful in attracting new deposits. The Company expects to benefit from the recent declines in interest rates as its time deposit portfolio is relatively short in nature and the new checking products bears a money market rate of interest.

Interest on short-term borrowings increased to $386,000 for the three months ended March 31, 2001 from $291,000 for the same period in 2000, an increase of $95,000, or 32.6%. Interest on other borrowings increased $228,000 or 85.7% to $494,000 for the three months ended March 31, 2001, from $266,000 for the same period in 2000. The Company has utilized short-term and other borrowings as a means to facilitate internal growth beyond the deposit growth limitations faced by the Bank and the industry as a whole over the short run. Short-term borrowing consist of securities sold under agreements to repurchase, federal funds purchased, and line of credit borrowings with the Federal Home Loan Bank of Chicago ("FHLB") and an unaffiliated third party. Other borrowings are represented by FHLB advances and borrowings with a third-party bank in part to finance the First Financial acquisition.

The provision for loan loss was $104,000 for the three months ended March 31, 2001 compared to $90,000 in 2000. The increase is reflective of the growth in the Company's loan portfolio as well as the effects of the recent economic slowdown have had on the portfolio. It is management's opinion that this amount represents an adequate provision.

Total other operating income increased to $602,000 from $549,000 for the three months ended March 31, 2001 and 2000, respectively. Favorable movements in long-term fixed rates associated with mortgages provided the opportunity for the Company to improve its gain on sale of loans in the first quarter of 2001 to $88,000 compared to $15,000 for the same period in 2000. Substantially all long-term fixed rate mortgage loans originated are sold in the secondary market. In addition to increased gains from the sales of mortgages, service charges on deposit accounts increased $72,000, to $388,000 for the three months ended March 31, 2001 from $316,000 for the same period in 2000. Implementation of a new fee schedule in the second quarter of 2000 and the reconfiguration of the deposit product menu in the third quarter of 2000 drove the increase. Partially offsetting the aforementioned improvements were declines in brokerage and annuity commissions as volatility in the financial markets slowed the flow of retail money into non-insured investment products. Other non-interest income declined $36,000 to $108,000 as mortgage servicing revenues declined substantially as a result of the Company's divestiture of much of its serviced mortgage portfolio in late-2000.

Total other operating expenses increased $0.1 million, or 6.1%, to $2.5 million from $2.4 million. Nearly one-half of the increase was the result of increases in compensation and benefits. A $70,000 increase in compensation and benefits was driven by annual salary adjustments and increased variable compensation for employees on commission arrangements. Occupancy expenses increased 20.5%, or $35,000, to $206,000 for the quarter ended March 31, 2001 as the benefits of eliminating an in store office during the third quarter of 2000 were more than offset by increases in energy costs and weather-related maintenance costs during the first quarter of 2001. Data processing costs decreased 19.0%, or $36,000, to $153,000 for the quarter ended March 31, 2001 as the Company realized cost savings associated with its fourth quarter 2000 conversion efforts. Legal and professional fees increased $35,000, to $92,000 as a result of outsourcing certain internal audit and marketing functions as well as increased legal fees resulting from the Company's claim against a former data processing service provider.

Income taxes decreased to $109,000 for the three months ended March 31, 2001 from $126,000 for the same period in 2000. The decline in effective tax rate to 29.1% for the 2001 period from 33.33% in the same period of 2000 is reflective of greater tax efficiency brought about by an increase in non-taxable income and a reduction in non-deductible amortization expense. The non-deductible amortization expenses are the result of the purchase method of accounting the Company has used for its acquisitions.


                             BALANCE SHEET ANALYSIS

This analysis of the Company's financial position is comparing March 31, 2001 to December 31, 2000. Total assets were $324.6 million compared to $327.2 million at December 31, 2000. This represents a decrease of approximately 0.8%.

Net portfolio loans were $217.7 million on March 31, 2001 and $216.9 million on December 31, 2000, an increase of $0.8 million. During the three months ended March 31, 2001 the Company continued to change the mixture of its loan portfolio as commercial real estate and commercial and industrial loans increased over $5.0 million, while residential real estate declined approximately $3.0 million. A decline in other loan types including consumer loans accounted for the difference.

The allowance for loan losses remained substantially unchanged at $3.9 million at March 31, 2001 from December 31, 2000. As of March 31, 2001, non-performing loans totaled $4.9 million compared to $3.5 million at December 31, 2000. Management believes that the allowance is adequate at this time.

Net bank premises and equipment was $7.0 million at March 31, 2001 compared to $6.7 million at December 31, 2000. The increase resulted from the capitalization of certain hardware and software costs associated with the Company's recent data processing conversion. Partially offsetting acquisitions of $0.6 million, was depreciation of $0.2 million.

Fed funds sold and other short-term investments increased $4.1 million to $6.6 million at March 31, 2001 compared to $2.5 million at December 31, 2000. Securities available for sale were $44.9 million at March 31, 2001 compared to $54.1 million at December 31, 2000. Securities held to maturity were $19.9 million compared to $18.5 million, March 31, 2001 and December 31, 2000, respectively. The increase in short-term investments was the result of timing issues from investment maturities and calls as they related to the redeployment of those funds into the long-term investment and loan portfolios.

Total deposits were $235.7 million at March 31, 2001 compared to $260.9 million at December 31, 2000. Non-interest bearing deposits were approximately $4.2 million lower at $24.6 million on March 31, 2001 than December 31, 2000. Several commercial customers have historically increased their demand deposit balances at year-end. As a result, subsequent reporting dates typically have balances lower than year-end. Interest bearing deposits declined $21.0 million, to $211.1 million at March 31, 2001, from $232.1 million at December 31, 2000. As noted in the Company's December 31, 2000 financial statements, short-term deposits of $25.3 million were reflected in the year-end number. In an effort to increase its commercial deposit base, the Company has contracted with an experienced service provider to expand the geographic reach of its Rockford, IL facility by providing a daily scheduled courier service. This service is expected to allow the Company to conveniently and effectively reach a significant share of the Northern Illinois market by bringing banking services to their office without the use of additional capital for branches. The Company is optimistic about the long-term potential this service has to generate deposit growth as the provider has, in partnership with other financial institutions, introduced this service in several other markets across the country with great success. As previously mentioned, the Company has also had success with its premium rate checking product since its introduction in the Fall of 2000.

Short-term borrowings, fed funds purchased and repurchase agreements and the Company's line of credit with an unaffiliated third-party, increased to $13.4 million from $9.9 million as of year-end. Other borrowings, consisting of long-term borrowings incurred in part to complete the First Financial acquisition and term advances from the Federal Home Loan Bank, were $49.0 million at March 31, 2001 compared to $30.0 million at December 31, 2000. Aggregate borrowings increased $22.6 million to replace the short-term funds that were on deposit as of December 31, 2000.

The Company continues to maintain a well-capitalized position regardless of the measurement used. The following table shows three different measurements as of March 31, 2001 and December 31, 2000, and the regulatory requirement, if any. Capital ratios have remained relatively consistent as increases in capital have slightly outpaced growth in risk-weighted assets. The growth in risk weighted assets is the result of a shift in the mixture of the Company's total assets into loans as well as the shift within the loan portfolio towards commercial real estate and commercial and industrial loans. This change in mixture is expected to improve long-term earnings.

                                                      MARCH 31,        DECEMBER 31,          REGULATORY
                                                        2001              2000              REQUIREMENTS
                                                      ---------        ------------         ------------

Total Capital (To Risk-Weighted Assets)                 9.6%              9.6%                   8.0%

Tier I Capital (To Risk-Weighted Assets)                8.4%              8.3%                   4.0%

Tier I Capital (To Average Assets)                      5.6%              5.6%                   4.0%

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

The liquidity needs of the Company generally consists of payment of dividends to its shareholders, payments of principal and interest on borrowed funds, and a limited amount of expenses. The sources of funds to provide this liquidity are income from investments, maturities of investments, cash balances, issuance of capital and dividends from its subsidiary bank. Certain restrictions are imposed upon the Bank, which could limit its ability to pay dividends if it did not have net earnings or adequate capital in the future. The Company maintains adequate liquidity to pay its expenses.

Off-balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $25.6 million as of March 31, 2001. This compares to $34.0 million at December 31, 2000. The Bank has historically funded off-balance sheet commitments with its primary sources of funds and management anticipates that this will continue.

The Company's consolidated assets include a $271,000 receivable that relates to an improper charge made by the Company's former data processing service provider ("Provider") to the Company's check clearing account maintained with the Federal Home Loan Bank of Chicago. Upon discovery of the Provider's error and following the Provider's initial acknowledgement of that error, the Company worked closely with the Provider to attempt to recover the amount improperly charged. During the third quarter of 2000, the Provider notified the Company that it was unable to pursue the matter further and that the Provider did not intend to indemnify the Company on account of this error.

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

ITEM 6.           B)  REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the first quarter of 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Blackhawk Bancorp, Inc.
                                             ------------------------
                                             (Registrant)



Date:  May 14, 2001                           /s/Dennis M. Conerton
                                             ------------------------
                                             Dennis M. Conerton
                                             Chairman and
                                             Chief Executive Officer



Date:  May 14, 2001                           /s/ Keith D. Hill
                                             ------------------------
                                             Keith D. Hill
                                             Vice President
                                             (Chief Financial and
                                             Accounting Officer)

                             BLACKHAWK BANCORP, INC.

                                INDEX TO EXHIBITS


                  Incorporated
                  Herein By                                          Filed
Exhibit           Page                                               Here-
Number            Description               Reference To:            with           No.
----------------------------------------------------------------------------------------

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