Form 10QSB
period 2001-06-30
BLACKHAWK BANCORP INC
filed 2001-08-14
CIK 857853

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
  (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)
  400 BROAD STREET
  BELOIT, WISCONSIN 53511
  (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)

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

                         YES  X            NO
                             ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
       CLASS OF COMMON STOCK                         JULY 31, 2001
       ---------------------                         -------------
       $.01 PAR VALUE                              2,361,727  SHARES

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets as of
            June 30, 2001 and December 31, 2000                           3

          Consolidated Condensed Statements of Income for the
            Three Months Ended June 30, 2001 and 2000                     4

          Consolidated Condensed Statements of Income for the
            Six Months Ended June 30, 2001 and 2000                       5

          Consolidated Condensed Statements of Shareholders'
            Equity for the Six Months Ended June 30, 2001 and 2000        6

          Consolidated Condensed Statements of Cash Flows for the
            Six Months Ended June 30, 2001 and 2000                     7-8

          Notes to Consolidated Condensed Financial Statements         9-11

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                       12-17

                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS              18

ITEM 6.   A)  EXHIBITS                                                   18

          B)  REPORTS ON FORM 8-K                                        19

SIGNATURES                                                               20

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                    JUNE 30, 2001     DECEMBER 31, 2000
                                                                                    -------------     -----------------
                                                                                          (Dollars in thousands)
ASSETS
------
Cash and cash equivalents                                                              $ 13,761            $ 13,336
Interest-bearing deposit accounts                                                           399                 780
Federal funds sold and other short-term investments                                         459               2,529
Securities available-for-sale                                                            45,079              54,068
Securities held-to-maturity, fair value of $21,799 and $18,530                           21,394              18,530
Loans held for sale                                                                       3,651                 739
Loans, net of allowance for loan losses of $2,057 and $3,894                            217,051             216,926
Federal Home Loan Bank of Chicago Stock                                                   2,281               2,200
Bank premises and equipment, net                                                          6,925               6,732
Intangible assets                                                                         5,361               5,671
Accrued interest receivable                                                               2,253               2,481
Other assets                                                                              2,724               3,179
                                                                                       --------            --------

     Total Assets                                                                      $321,338     $       327,171
                                                                                       --------            --------
                                                                                       --------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
     Non-interest bearing                                                              $ 27,416            $ 28,875
     Interest bearing                                                                   208,861             232,068
                                                                                       --------            --------
     Total deposits                                                                     236,277             260,943
                                                                                       --------            --------
Borrowed funds:
     Short-term borrowings                                                               10,060               9,873
     Other borrowings                                                                    48,809              30,031
                                                                                       --------            --------
     Total borrowed funds                                                                58,869              39,904
                                                                                       --------            --------
Accrued interest payable                                                                  1,268               1,765
Other liabilities                                                                         1,318               1,564
                                                                                       --------            --------
     Total Liabilities                                                                  297,732             304,176
                                                                                       --------            --------

SHAREHOLDERS' EQUITY:
Preferred stock
  1,000,000 shares, $.01 par value per share authorized,
  none issued or outstanding                                                                 --                  --
Common stock
  10,000,000 shares, $.01 par value per shares authorized;
  2,367,248 and 2,347,598 shares issued and outstanding                                      24                  23
Additional paid-in capital                                                                7,535               7,417
Retained earnings                                                                        15,626              15,573
Treasury stock, 8,328 and 10,324 shares, at cost                                           (102)               (120)
Accumulated other comprehensive income                                                      523                 102
                                                                                       --------            --------
     Total Shareholders' Equity                                                          23,606              22,995
                                                                                       --------            --------
     Total Liabilities and Shareholder's Equity                                        $321,338            $327,171
                                                                                       --------            --------
                                                                                       --------            --------

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                              Three Months Ended June 30,
                                                                               2001                2000
                                                                               ----                ----
                                                                                (Dollars in Thousands)
INTEREST INCOME:
   Interest and fees on loans                                                  $4,806              $4,208
   Interest on securities:
       Taxable                                                                    741                 963
       Exempt from federal income taxes                                           192                 138
   Interest on federal funds sold and other short-term investments                 20                   7
   Interest on interest-bearing deposits                                           13                  43
                                                                               ------              ------
       Total Interest Income                                                    5,772               5,359
                                                                               ------              ------

INTEREST EXPENSE:
   Interest on deposits                                                         2,374               2,236
   Interest on short-term borrowings                                              114                 483
   Interest on other borrowings                                                   711                 255
                                                                               ------              ------
       Total Interest Expense                                                   3,199               2,974
                                                                               ------              ------
   Net Interest Income                                                          2,573               2,385
   Provision for loan losses (Note 3)                                             171                  90
                                                                               ------              ------
   Net Interest Income After Provision for Loan Losses                          2,402               2,295
                                                                               ------              ------

OTHER OPERATING INCOME:
   Service charges on deposit accounts                                            435                 398
   Gain on sale of mortgage loans                                                 142                  38
   Gain on sale of securities                                                      94                  24
   Brokerage and annuity commissions                                               65                  67
   Other income                                                                    89                 128
                                                                               ------              ------
       Total Other Operating Income                                               825                 655
                                                                               ------              ------

OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                               1,330               1,212
   Occupancy expense, net                                                         182                 160
   Furniture and equipment                                                        195                 202
   Data processing                                                                177                 190
   Amortization of intangible assets                                              124                 139
   Legal and professional fees                                                    117                  76
   Office supplies                                                                 68                  58
   Telephone and telecommunications                                                71                  63
   Other operating expenses                                                       442                 466
                                                                               ------              ------
       Total Other Operating Expenses                                           2,706               2,566
                                                                               ------              ------

   Income Before Income Taxes                                                     521                 384
   Provision for Income Taxes                                                     169                 123
                                                                               ------              ------
   Net Income                                                                  $  352              $  261
                                                                               ------              ------
                                                                               ------              ------
   Basic Earnings Per Share                                                    $ 0.15              $ 0.11
                                                                               ------              ------
                                                                               ------              ------
   Diluted Earnings Per Share                                                  $ 0.15              $ 0.11
                                                                               ------              ------
                                                                               ------              ------
   Dividends Per Share                                                         $ 0.12              $ 0.12
                                                                               ------              ------
                                                                               ------              ------

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                               Six Months Ended June 30,
                                                                               2001                2000
                                                                               ----                ----
                                                                                (Dollars in Thousands)
INTEREST INCOME:
   Interest and fees on loans                                                 $ 9,534             $ 8,257
   Interest on securities:
       Taxable                                                                  1,629               1,831
       Exempt from federal income taxes                                           363                 271
   Interest on federal funds sold and other short-term investments                 38                  15
   Interest on interest-bearing deposits                                           26                  83
                                                                              -------             -------
       Total Interest Income                                                   11,590              10,457
                                                                              -------             -------

INTEREST EXPENSE:
   Interest on deposits                                                         4,886               4,456
   Interest on short-term borrowings                                              335                 774
   Interest on other borrowings                                                 1,370                 521
                                                                              -------             -------
       Total Interest Expense                                                   6,591               5,751
                                                                              -------             -------
   Net Interest Income                                                          4,999               4,706
   Provision for loan losses (Note 3)                                             275                 180
                                                                              -------             -------
   Net Interest Income After Provision for Loan Losses                          4,724               4,526
                                                                              -------             -------

OTHER OPERATING INCOME:
   Service charges on deposit accounts                                            824                 714
   Gain on sale of mortgage loans                                                 230                  53
   Gain on sale of securities                                                      94                  24
   Brokerage and annuity commissions                                               83                 141
   Other income                                                                   196                 272
                                                                              -------             -------
       Total Other Operating Income                                             1,427               1,204
                                                                              -------             -------

OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                               2,597               2,409
   Occupancy expense, net                                                         388                 331
   Furniture and equipment                                                        389                 408
   Data processing                                                                330                 379
   Amortization of intangible assets                                              248                 279
   Legal and professional fees                                                    211                 133
   Office supplies                                                                150                 115
   Telephone and telecommunications                                               147                 122
   Other operating expenses                                                       795                 792
                                                                              -------             -------
       Total Other Operating Expenses                                           5,255               4,968
                                                                              -------             -------

   Income Before Income Taxes                                                     896                 762
   Provision for Income Taxes                                                     278                 249
                                                                              -------             -------
   Net Income                                                                 $   618             $   513
                                                                              -------             -------
                                                                              -------             -------
   Basic Earnings Per Share                                                   $  0.26             $  0.22
                                                                              -------             -------
                                                                              -------             -------
   Diluted Earnings Per Share                                                 $  0.26             $  0.21
                                                                              -------             -------
                                                                              -------             -------
   Dividends Per Share                                                        $  0.24             $  0.24
                                                                              -------             -------
                                                                              -------             -------

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                               Six Months Ended June 30,
                                                                2001                2000
                                                                ----                ----
                                                                 (Dollars in thousands)
Common Stock:
     Balance at beginning of period                            $    23             $    23
     Stock options exercised                                         1                  --
                                                               -------             -------
     Balance at end of period                                       24                  23
                                                               -------             -------

Additional Paid-in Capital:
     Balance at beginning of period                              7,417               7,307
     Stock options exercised                                       118                  53
                                                               -------             -------
     Balance at end of period                                    7,535               7,360
                                                               -------             -------

Retained Earnings:
     Balance at beginning of period                             15,573              16,973
     Net income                                                    618                 513
     Dividends declared on common stock                           (565)               (557)
                                                               -------             -------
     Balance at end of period                                   15,626              16,929
                                                               -------             -------

Treasury Stock, at cost:
     Balance at beginning of period                               (120)               (120)
     Sale of treasury stock                                         18                  --
                                                               -------             -------
     Balance at end of period                                     (102)               (120)
                                                               -------             -------

Accumulated other comprehensive income (loss):
     Balance at beginning of period                                102                (858)
     Other comprehensive income (loss), net of taxes               421                  (4)
                                                               -------             -------
     Balance at end of period                                      523                (862)
                                                               -------             -------

Total Shareholders' Equity                                     $23,606             $23,330
                                                               -------             -------
                                                               -------             -------

       See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six Months Ended June 30,
                                                                          2001                 2000
                                                                          ----                 ----
                                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                           $    618            $    513
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Provision for loan losses                                                 275                 180
   Provision for depreciation and amortization                               698                 795
   Amortization of premiums and (accretion of
     discounts) on Investment securities, net                                 29                  24
   Gain on sale of loans held for sale                                      (230)                (53)
   FHLB stock dividends                                                      (75)                 --
   Gain on sale of property, equipment and OREO                               (5)                 (2)
   Gain on sale of securities                                                (94)                (24)
   Loans originated for sale                                             (16,316)             (3,372)
   Proceeds from sale of loans held for sale                              13,633               3,404
   Change in assets and liabilities:
        Decrease in other assets                                             458                 382
        (Increase) decrease in accrued interest receivable                   223                (159)
        Increase (decrease) in accrued interest payable                     (497)                169
        Increase (decrease) in other liabilities                            (183)                168
                                                                        --------            --------
   Net cash provided by (used in) operating activities                    (1,466)              2,025
                                                                        --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in federal funds sold, interest-bearing deposits and
     other short-term investments, net                                     2,451               1,443
   Proceeds from maturities and calls of securities available-for-sale    23,608               1,789
   Purchase of securities available-for-sale                             (13,952)            (12,582)
   Proceeds from maturities and calls of securities held-to-maturity       1,629               3,389
   Purchase of securities held-to-maturity                                (4,528)             (1,624)
   Proceeds from sale of securities available-for-sale                        96               4,820
   Loans originated, net of principal collected                           (1,265)            (12,137)
   Proceeds from the sale of property, equipment and OREO                    641                 356
   Purchase of bank premises and equipment                                  (661)               (137)
                                                                        --------            --------
   Net cash provided by (used in) investing activities                     8,019             (14,683)
                                                                        --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                                   119                  53
   Sale of treasury stock                                                     18                  --
   Net decrease in deposits                                              (24,665)             (6,989)
   Net increase in borrowings                                             18,965              20,465
   Dividends paid                                                           (565)               (557)
                                                                        --------            --------
   Net cash provided by (used in) financing activities                    (6,128)             12,972
                                                                        --------            --------
   Increase in cash and cash equivalents                                     425                 314

CASH AND CASH EQUIVALENTS:
   Beginning                                                              13,336              11,994
                                                                        --------            --------
   Ending                                                               $ 13,761            $ 12,308
                                                                        --------            --------
                                                                        --------            --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
        Interest                                                        $  7,088            $  5,582
        Income taxes                                                         108                 150

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Other assets acquired in settlement of loans                         $    741            $    379

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2001

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

          In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of June 30, 2001, and the results of operations for the three and six months ended June 30, 2001 and 2000.

          The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

          Certain reclassifications have been made to the 2000 historical financial statements to conform to the 2001 presentation.

Note 2.   Non-Performing Loans

          Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                                             June 30,
                                                      ----------------------
                                                      (Dollars in Thousands)
                                                       2001             2000
                                                       ----             ----
Non-accruing loans                                    $1,407           $1,892
Past due 90 days or more and still accruing            1,048              693
                                                      ------           ------
Total non-performing loans                            $2,455           $2,585
                                                      ------           ------
                                                      ------           ------
Performing loans classified as impaired               $  420           $   --

Note 3.   Allowance For Loan Losses

          A summary of transactions in the allowance for loan losses is as follows:

                                           Three Months Ended June 30,
                                             (Dollars in Thousands)
                                             2001                2000
                                             ----                ----
Balance at beginning of period              $3,912              $2,015
Provision charged to expense                   171                  90
Loans charged off                            2,076                  53
Recoveries                                      50                  17
                                            ------              ------
Balance at end of period                    $2,057              $2,069
                                            ------              ------
                                            ------              ------

                                            Six Months Ended June 30,
                                             (Dollars in Thousands)
                                             2001                2000
                                             ----                ----
Balance at beginning of period              $3,894              $1,996
Provision charged to expense                   275                 180
Loans charged off                            2,168                 127
Recoveries                                      56                  20
                                            ------              ------
Balance at end of period                    $2,057              $2,069
                                            ------              ------
                                            ------              ------

Note 4.   Earnings Per Share

          Presented below are the calculations for basic and diluted earnings per share:

                                                        Three Months Ended                       Six Months Ended
                                                             June 30,                                June 30,
                                                    2001                2000                 2001                2000
                                                    ----                ----                 ----                ----
Basic:
Net income available to common stockholders       $  352,000          $  261,000          $  618,000          $  513,000
                                                  ----------          ----------          ----------          ----------
                                                  ----------          ----------          ----------          ----------
Weighted average shares outstanding                2,348,125           2,323,384           2,343,687           2,320,317
                                                  ----------          ----------          ----------          ----------
                                                  ----------          ----------          ----------          ----------
Basic earnings per share                          $     0.15          $     0.11          $     0.26          $     0.22
                                                  ----------          ----------          ----------          ----------
                                                  ----------          ----------          ----------          ----------

Diluted:
Net income available to common stockholders       $  352,000          $  261,000          $  618,000          $  513,000
                                                  ----------          ----------          ----------          ----------
                                                  ----------          ----------          ----------          ----------
Weighted average shares outstanding                2,348,125           2,323,384           2,343,687           2,320,317
Effect of dilutive stock options outstanding          42,685             138,156              42,685             138,156
                                                  ----------          ----------          ----------          ----------
Diluted weighted average shares outstanding        2,390,810           2,461,540           2,386,372           2,458,473
                                                  ----------          ----------          ----------          ----------
                                                  ----------          ----------          ----------          ----------
Diluted earnings per share                        $     0.15          $     0.11          $     0.26          $     0.21
                                                  ----------          ----------          ----------          ----------
                                                  ----------          ----------          ----------          ----------

Note 5.   Recent Accounting Developments

          Business Combinations

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

          The Company's strategy over the past several years has included business combinations accounted for under the purchase accounting method which created goodwill upon the transactions' closings. The Company has goodwill of $3.2 million on its balance sheet as of June 30, 2001 which is being amortized over 20 years. The pronouncement will have the effect of eliminating the amortization of this asset and will subject it to periodic impairment analysis.

          Management, at this time, cannot determine the effect that adoption of SFAS No. 142 may have on the financial statements of the Company as the statement requires a comprehensive review of previous combinations accounted for under the purchase accounting method and an analysis of impairment as of the date of adoption. The impairment analysis for goodwill and other intangible assets with an indefinite useful life has not been completed. The impairment analysis will be completed within the timelines outlined in SFAS No. 142 which include an initial transitional goodwill impairment test to be completed by June 30, 2002.

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of June 30, 2001 and December 31, 2000 and the consolidated condensed statements of income for the three months and six months ended June 30, 2001 and 2000. This information is not meant to be a substitute for the consolidated condensed balance sheets and income statements.

                             RESULTS OF OPERATIONS

Net income for the three and six months ended June 30, 2001 was $352,000 and $618,000, respectively, compared to $261,000 and $513,000 for the similar periods in 2000. The discussion that follows will provide information about the various areas of income and expense that resulted in the aforementioned financial performance.

                           THREE MONTHS ENDED JUNE 30

For the three months ended June 30, 2001, interest income was $5,772,000 compared to $5,359,000 for the same period in 2000. This increase of $413,000, or 7.7%, was the result of increased interest and fees on loans of $598,000. Offsetting the increased loan income was a decrease in interest on securities of $168,000 while interest on short-term investments and deposits with banks decreased $17,000 in aggregate.

Interest and fees on loans increased 14.2% to $4,806,000 for the three months ended June 30, 2001 compared to $4,208,000 in the same period of 2000. Average loans outstanding during the three months ended June 30, 2001 were $226.9 million, representing a $29.3 million, or 14.8%, increase over 2000 levels for the similar period. Partially offsetting the increase in average balances was a decline in loan yields to 8.50% for the three months ended June 30, 2001 from 8.54% for the same period in 2000. The decline in yields was held to four basis points during a period of substantial downward pressure on rates as the portfolio mixture continues to shift from lower-yielding 1-4 family real estate loans. Of the $20.4 million increase in loans outstanding from June 30, 2000 to June 30, 2001, $16.5 million was generated in the categories of commercial real estate and commercial and industrial loans. The continued growth of the commercial loan portfolio is expected as the Company pursues its strategic direction of diversifying the former thrift balance sheets acquired in recent years to the mix of a commercial bank.

Investment income on taxable securities and FHLB stock for the quarter ended June 30, 2001 decreased $222,000 to $741,000, compared to $963,000 for the same period in 2000, a decrease of 23.1%. The decrease was the result of a decrease in volume that was partially offset by a portfolio yield increase during the 2001 quarter as compared to the 2000 quarter. Income from tax-exempt securities increased to $192,000 for the three months ended June 30, 2001 from $138,000. This increase was due to increased volumes and improved yields.

Interest on interest-bearing deposits, federal funds sold and other short-term investments decreased to $33,000 in aggregate for the three months ended June 30, 2001, from $50,000 for the 2000 period. Lower yields on short-term investments in the 2001 period more than offset an increase in average balances.

Interest paid on deposits increased 6.2% to $2,374,000 for the three months ended June 30, 2001, from $2,236,000 for the three months ended June 30, 2000. A 3.5% increase in volume and an 11 basis point increase in funding costs produced the increase. Costs on variable rate deposit accounts such as money markets and the Company's premium rate checking product have fallen with rates throughout the first part of 2001, however, higher cost, short-term time deposits added in the latter half of 2000 that had yet to mature prior to or during the current quarter generated the year over year cost increase. As those deposits continue to renew at current market rates, the Company expects its costs of funds on deposits to follow accordingly.

Interest on short-term borrowings decreased to $114,000 for the three months ended June 30, 2001 from $483,000 in 2000, a decrease of $189,000. Interest on long-term borrowings increased to $711,000 for the three months ended June 30, 2001, from $255,000 for the same period in 2000. Short-term borrowings, including repurchase agreements, fed funds purchased, an open line of credit with the Federal Home Loan Bank of Chicago ("FHLB"), and a line of credit with a third party commercial bank, decreased as the Company reduced reliance on these types of borrowings by converting portions to longer maturity term debt earlier in the year. Costs also declined with these borrowings as short-term rates continued to fall during the quarter. The increase in long-term borrowing costs was driven by volume as average funding costs declined from the prior year period.

The provision for loan losses was $171,000 for the quarter ended June 30, 2001 as compared to $90,000 for the same period in 2000. The increase occurred as the Company continues to recognize much of its portfolio growth in the commercial and installment lending areas. Also influencing the level of loan loss provision is the manufacturing economic slowdown, which has had a negative impact upon the local economies in markets served by the Company. It is management's opinion that this amount represents an adequate provision.

Total non-interest income increased to $825,000, from $655,000 for the three months ended June 30, 2001 and 2000, respectively. The primary reason for the increase was the $104,000 increase in the gain on the sale of mortgage loans during the second quarter of 2001 as compared to the 2000 quarter. Lower overall interest rates in the mortgage market contributed to a shift towards fixed rate loans in the purchase money mortgage market and a significant increase in refinancing activity. With the Company's policy of marketing most fixed rate mortgages to the secondary market, gains on mortgage loans intended for the secondary market increased as sales volumes increased to $5.8 million for the quarter ended June 30, 2001 from $2.5 million for the same period in 2000. Gains on the sales of investments increased $70,000 to $94,000 for the three months ended June 30, 2001 as the Company sold certain equity holdings during the period. An additional increase in deposit service charges was substantially offset by a decline in mortgage servicing revenues which resulted from the sale of the majority of the Company's mortgage servicing portfolio in the second half of 2000.

For the three months ended June 30, 2001, total non-interest expense increased slightly to $2,706,000 from $2,566,000 for the same period in 2000. Exclusive of personnel costs, other non-interest expenses increased $22,000, or 1.62%. Salaries and employee benefits increased $118,000, or 9.7%, during the 2001 quarter as variable compensation for mortgage production increased and as the Company added sales staff in the brokerage and retail banking functions. Increases in other non-interest expense were generally in line with overall asset growth with the exception of legal and professional fees as the Company continued to pursue its claim against a former data processing service provider.

Income taxes increased to $169,000, from $123,000, for the three-month period ending June 30, 2001. The effective tax rates were 32.4% versus 32.0% for the 2001 and 2000 second quarters, respectively. The increased total income tax expense resulted primarily from the higher level of pre-tax profit reported in the three months ended June 30, 2001 compared to the same period in 2000.

                            SIX MONTHS ENDED JUNE 30

For the six months ended June 30, 2001, interest income was $11.6 million compared to $10.5 million for the same period in 2000. This increase of $1.1 million was the result of increased interest and fees on loans of $1.3 million. Partially offsetting the loan income was a slight net decrease in interest on securities, short-term investments and interest on deposits with banks.

Interest and fees on loans increased 14.5% to $9.5 million for the six months ended June 30, 2001, compared to $8.3 million in the same period of 2000. Similar to the three-month period, increased volume was the most significant factor for the increase. Complementing the increase in volume, yields were nine basis points ahead of 2000 levels for the sixth months ended June 30. Investment income on taxable securities for the six months ended June 30, 2001 decreased $0.2 million to $1.6 million, compared to $1.8 million for the same period in 2000. The decrease was primarily the result of decreased volumes as the Company's investment cash flows paid down borrowings and partially funded loans. Income from tax-exempt securities increased to $363,000 for the six months ended June 30, 2001, from $271,000 for the prior year period. This increase was due to both increased volumes and higher average yields.

Interest paid on deposits increased $0.4 million to $4.9 million, or 8.9%, for the six months ended June 30, 2001, from $4.5 million for the six months ended June 30, 2000. The increase was the result of higher interest-bearing deposit balances and a higher average cost paid on interest bearing-deposits in the 2001 period.

Interest on short-term borrowings decreased to $0.3 million for the six months June 30, 2001, from $0.8 million in 2000. Interest on long-term borrowings increased to $1.4 million for the six months ended June 30, 2001, from $0.5 million for the six months ended June 30, 2000. Early in 2001, the Company restructured a substantial portion of its short-term borrowings into termed borrowings. As a result, volumes have increased in the long-term borrowings, while they have decreased in the short-term borrowings.

The provision for loan losses was $275,000 for the six months ended June 30, 2001, as compared to $180,000 for the same period in 2000. The increase occurred as the Company continues to recognize much of its portfolio growth in the commercial and installment lending businesses. Also influencing the level of loan loss provision is the manufacturing sector slowdown, which has had a negative impact upon the local economies in markets served by the Company. It is management's opinion that this amount represents an adequate provision.

Total non-interest income increased 16.7% to $1.4 million, from $1.2 million for the six months ended June 30, 2001 and 2000, respectively. The primary reason for the increase was the $177,000 increase in the gain on the sale of mortgage loans during the six months ended June 30, 2001, as compared to the same period in 2000. The increase was driven by lower mortgage rates as discussed previously. Increase in service charges on deposit accounts and the gain on sale of securities were nearly offset by declines in brokerage and annuity commissions and other income. Deposit service charges have benefited from pricing structure changes while brokerage fees have been negatively impacted by uncertainties that have developed in the financial markets. Other income decreased primarily as a result of the sale of the majority of the bank's serviced loan portfolio in the second half of 2000.

Total non-interest expense increased to $5.3 million for the six months ended June 30, 2001, from $5.0 million for the comparable period in 2000. The $287,000, or 6.0%, increase was predominantly the result of a $188,000 increase in personnel costs for the same reasons as the quarter-to-date increase noted previously. Additional significant increases occurred in legal and professional fees due to the Company's lawsuit against a former data processing provider.

Income taxes increased to $278,000, from $249,000, for the six-month period ending June 30, 2001. The effective tax rates were 31.0% versus 32.7% for the six months ended June 30, 2001 and 2000, respectively.

                        ANALYSIS OF FINANCIAL CONDITION

This analysis of the Company's financial condition compares June 30, 2001 to the Company's prior fiscal year end, December 31, 2000. Total assets were $321.3 million, as compared to $327.2 million as of December 31, 2000. This represents a decrease of 1.8%.

Total investments, including securities held-to-maturity, securities available-for-sale, Federal Home Loan Bank Stock, fed funds sold and other short-term investments, were $69.2 million as of June 30, 2001, as compared to $77.3 million as of December 31, 2000. The portfolio decreased as cash flows have generally been applied toward borrowings while other portions have been redirected towards the lending portfolio.

Net portfolio loans totaled $217.1 million on June 30, 2001, as compared to $216.9 million on December 31, 2000, an increase of $0.2 million. Commercial and commercial real estate portfolios have increased $10.0 million, or 13.5%, from December 31, 2000. The commercial growth was realized as 1-4 family secured first and second mortgage balances declined $9.4 million, or 8.6%, during that the same period. With the Company's 1-4 family mortgage portfolio concentrated in adjustable rate loans, balances declined as rates dropped and borrowers opted for long-term fixed rate loans that the Company generally sells to the secondary market. The combination of these low mortgage rates and softness in general business borrowing kept overall loan outstandings near the prior year-end balances at June 30, 2001.

The allowance for loan losses decreased to $2.1 million as of June 30, 2001, as compared to $3.9 million as of December 31, 2000. As of June 30, 2001, non-performing loans were $2.5 million compared to $4.2 million at December 31, 2000. During the second quarter, the Company charged off a commercial real estate loan with a balance of $1.95 million due to the continued deterioration of the borrowers financial condition and the resulting decline in the realizable value of the collateral. Management believes that the allowance is adequate at this time.

Net bank premises and equipment totaled $6.9 million at June 30, 2001, compared to $6.7 million at December 31, 2000. The increase occurred as capital expenditures of $0.7 million, primarily related to the recent system conversion, exceeded the period's depreciation provision of $0.4 million.

Total deposits as of June 30, 2001 were $236.3 million, a decline of 9.4%, compared to $260.9 million as of December 31, 2000. Several commercial customers have historically increased their deposit balances at year-end, which accounted for the majority of the total decline in deposits from December 31, 2000 levels. Excluding short-term deposits held at December 31, 2000 of $25.3 million, interest-bearing deposits increased $2.1 million to $208.9 million. Increased balances in interest bearing transaction accounts offset a decline in time deposits during the sixth month period. Non-interest bearing deposits also decreased to $27.4 million, from $28.9 million as of December 31, 2000.

Short-term borrowings, fed funds purchased and repurchase agreements increased to $10.1 million at June 30, 2001, from $9.9 million as of year-end. Other borrowings, consisting of debt incurred, in part, to complete the First Financial acquisition in 1998 and term advances from the FHLB were $48.8 million at June 30, 2001, up from $30.0 million at year end. These sources of non-deposit funding were utilized to replace the large year-end short-term deposit. The use of FHLB advances in the future will depend on the Company's need for funds and the rates at which they may be obtained.

The company continues to maintain a well-capitalized position regardless of the measurement used. The following table shows three different measurements as of June 30, 2001 and December 31, 2000, and the regulatory requirement, if any. The increases in the Leverage Capital Ratio and Tier I Capital to Risk-Based Assets Ratio are generally attributable to declines in asset levels from December 31, 2000. The decline in the Total Capital to Risk-Weighted Assets Ratio was predominantly due to the decline in Tier 2 capital resulting from the $1.95 million dollar charge-off, which reduced the allowance for loan loss inculpable in Tier 2 capital

                                    JUNE 30,     DECEMBER 31,    REGULATORY
                                      2001           2000       REQUIREMENTS
                                    --------     ------------   ------------
Leverage capital ratio               5.72%          5.60%          4.00%

Tier I capital as a percent
  of risk-based                      8.41%          8.30%          4.00%

Total capital as a percent
   of risk-based assets              9.37%          9.60%          8.00%

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

Off-balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $27.2 million as of June 30, 2001. This compares to $34.0 million at December 31, 2000. The Bank has historically funded off-balance sheet commitments with its primary sources of funds, and management anticipates that this will continue.

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

Given the lack of significant movement toward a resolution of this matter in the final quarter of 2000, and pursuant to the application of regulatory guidelines and principles under these circumstances, the Company wrote this contingent asset down approximately 50% to the current level of $271,000. In the unlikely event that the Company is unsuccessful in recovering any portion of this improper charge, the Company would be required to write off the remaining $271,000 balance of this contingent asset through a further charge against earnings in the period in which the receivable is deemed uncollectable. Legal costs and fees incurred in connection with these proceedings are being charged against earnings as incurred.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The matters discussed in this report, including expectations regarding interest income, interest expense, and net interest margin, operating results and net income are forward-looking statements that involve risks and uncertainties. The assumptions and risk factors that may cause actual results to differ materially include but are not limited to, changes in interest rates or in the volume of earning assets and liabilities, increases in non-performing or delinquent loans, increased competition, changes in the volume of loans originated for the secondary market and changes in the volume sales of non-deposit investment products by the Company's brokerage operation, as well as those described from time to time in the Company's SEC filings.

                                    PART II

                               OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 16, 2001, at the annual meeting of shareholders of the Company, the shareholders re-elected Charles J. Howard and Roger K. Taylor and elected Merritt J. Mott to three-year terms expiring in 2004. The vote, with respect to the election of each director was as follows:

     Charles J. Howard
          2,341,474 total votes eligible to be cast
          2,138,986 votes were represented at the Annual Meeting
          1,988,025 votes were cast "For" re-election
          No votes were cast "Against" re-election
          150,961 votes abstained

    Roger K. Taylor
          2,341,474 total votes eligible to be cast
          2,138,986 votes were represented at the Annual Meeting
          1,987,775 votes were cast "For" re-election
          No votes were cast "Against" re-election
          151,211 votes abstained

     Merritt J. Mott
          2,341,474 total votes eligible to be cast
          2,138,986 votes were represented at the Annual Meeting
          1,985,553 votes were cast "For" re-election
          No votes were cast "Against" re-election
          153,433 votes abstained

In addition, as detailed in the Company's Proxy Statement dated April 17, 2001, the shareholders defeated a shareholder proposal requesting the Board of Directors to explore options to maximize shareholder value through sale of the Company. The result of the vote is as follows:
          2,341,474 total votes eligible to be cast
          2,138,986 votes were represented at the Annual Meeting
          357,328 votes were cast "For" the proposal
          1,388,583 votes were cast "Against" the proposal
          25,363 votes were withheld
          367,712 votes abstained

ITEM 6.   A)  EXHIBITS

          See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

          B)  REPORTS ON FORM 8-K

          There were two reports on Form 8-K filed during the three months ended June 30, 2001.

          The report dated  May 8,  2001 related to  the appointment  of Mr.  R.
          Richard Bastian, III as President and Chief Executive Officer of Blackhawk State Bank and as President and Chief Operating Officer of Blackhawk Bancorp, Inc. Mr. Dennis M. Conerton, current President and Chief Executive Officer, will remain Chief Executive Officer of Blackhawk Bancorp, Inc. and was appointed Chairman of Blackhawk State Bank and of Blackhawk Bancorp, Inc.

          The report dated  May 21,  2001 announced  the appointment  of Mr.  R.
          Richard Bastian,  III  as  a director  of  Blackhawk  State  Bank  and
          Blackhawk Bancorp, Inc. and detailed the actions taken at the Company's Annual Meeting of Shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Blackhawk Bancorp, Inc.
                                   -------------------------------------------
                                   (Registrant)

Date: August 7, 2001               /s/ Dennis M. Conerton
                                   -------------------------------------------
                                   Dennis M. Conerton
                                   Chairman and Chief Executive Officer

Date: August 7, 2001               /s/ Keith D. Hill
                                   -------------------------------------------
                                   Keith D. Hill
                                   Vice President
                                   (Chief Financial and Accounting Officer)

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