Form 10QSB
period 2001-09-30
BLACKHAWK BANCORP INC
filed 2001-11-13
CIK 857853

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                         YES   X            NO
                             -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
          Class of Common Stock                    October 31, 2001
          ---------------------                    ----------------
            $.01 par value                        2,366,418  shares

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets as of
            September 30, 2001 and December 31, 2000                         3

          Consolidated Condensed Statements of Income for the
            Three Months Ended September 30, 2001 and 2000                   4

          Consolidated Condensed Statements of Income for the
            Nine Months Ended September 30, 2001 and 2000                    5

          Consolidated Condensed Statements of Shareholders'
            Equity for the Nine Months Ended September 30, 2001 and 2000     6

          Consolidated Condensed Statements of Cash Flows for the
            Nine Months Ended September 30, 2001 and 2000                  7-8

          Notes to Consolidated Condensed Financial Statements            9-11

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                          12-17

                          PART II - OTHER INFORMATION

ITEM 6.   A)  EXHIBITS                                                      18

          B)  REPORT ON FORM 8-K                                            19

SIGNATURES                                                                  20

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                  SEPTEMBER 30, 2001  DECEMBER 31, 2000
                                                                  ------------------  -----------------
                                                                          (Dollars in thousands)
ASSETS
------
Cash and cash equivalents                                               $ 10,089            $ 13,336
Interest-bearing deposit accounts                                            525                 780
Federal funds sold and other short-term investments                        1,096               2,529
Securities available-for-sale                                             43,421              54,068
Securities held-to-maturity, fair value of $24,472 and $18,530            23,737              18,530
Loans held for sale                                                        1,986                 739
Loans, net of allowance for loan losses of $2,075 and $3,894             216,433             216,926
Federal Home Loan Bank of Chicago Stock                                    2,318               2,200
Bank premises and equipment, net                                           6,785               6,732
Intangible assets                                                          5,216               5,671
Accrued interest receivable                                                2,236               2,481
Other assets                                                               2,390               3,179
                                                                        --------            --------

     Total Assets                                                       $316,232            $327,171
                                                                        --------            --------
                                                                        --------            --------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
     Non-interest bearing                                               $ 28,136            $ 28,875
     Interest bearing                                                    205,895             232,068
                                                                        --------            --------
     Total deposits                                                      234,031             260,943
                                                                        --------            --------
Borrowed funds:
     Short-term borrowings                                                 6,603               9,873
     Other borrowings                                                     48,598              30,031
                                                                        --------            --------
     Total borrowed funds                                                 55,201              39,904
                                                                        --------            --------
Accrued interest payable                                                   1,232               1,765
Other liabilities                                                          1,550               1,564
                                                                        --------            --------

     Total Liabilities                                                   292,014             304,176
                                                                        --------            --------

SHAREHOLDERS' EQUITY:
Preferred stock
     1,000,000 shares, $.01 par value per share authorized,
       none issued or outstanding                                             --                  --
Common stock
     10,000,000 shares, $.01 par value per share authorized;
       2,371,398 and 2,347,598 shares issued                                  24                  23
Additional paid-in capital                                                 7,564               7,417
Retained earnings                                                         15,672              15,573
Treasury stock, 6,521 and 10,324 shares, at cost                             (81)               (120)
Accumulated other comprehensive income                                     1,039                 102
                                                                        --------            --------

     Total Shareholders' Equity                                           24,218              22,995
                                                                        --------            --------

     Total Liabilities and Shareholder's Equity                         $316,232            $327,171
                                                                        --------            --------
                                                                        --------            --------

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                             Three Months Ended September 30,
                                                                2001                2000
                                                               --------            --------
                                                                  (Dollars in Thousands)
INTEREST INCOME:
     Interest and fees on loans                                 $4,661              $4,578
     Interest on securities:
          Taxable                                                  731                 952
          Exempt from federal income taxes                         198                 144
     Interest on federal funds sold and
       other short-term investments                                 12                   5
     Interest on interest-bearing deposits                           5                  42
                                                                ------              ------
          Total Interest Income                                  5,607               5,721
                                                                ------              ------

INTEREST EXPENSE:
     Interest on deposits                                        2,101               2,372
     Interest on short-term borrowings                              82                 587
     Interest on other borrowings                                  711                 353
                                                                ------              ------
          Total Interest Expense                                 2,894               3,312
                                                                ------              ------
     Net Interest Income                                         2,713               2,409
     Provision for loan losses (Note 3)                            400                  90
                                                                ------              ------
     Net Interest Income After Provision for Loan Losses         2,313               2,319
                                                                ------              ------

OTHER OPERATING INCOME:
     Service charges on deposit accounts                           464                 394
     Gain on sale of mortgage loans                                151                  46
     Gain on sale of securities                                     38                  --
     Brokerage and annuity commissions                              13                  60
     Net gain (loss) on sale of other assets                       (21)                 22
     Other income                                                   93                 133
                                                                ------              ------
          Total Other Operating Income                             738                 655
                                                                ------              ------

OTHER OPERATING EXPENSES:
     Salaries and employee benefits                              1,300               1,237
     Occupancy expense, net                                        184                 157
     Furniture and equipment                                       181                 202
     Data processing                                               184                 190
     Amortization of intangible assets                             124                 138
     Legal and professional fees                                   158                 110
     Office supplies                                                65                  59
     Telephone and telecommunications                               69                  66
     Other operating expenses                                      430                 345
                                                                ------              ------
     Total Other Operating Expenses                              2,695               2,504
                                                                ------              ------

     Income Before Income Taxes                                    356                 470
     Provision for Income Taxes                                     98                 164
                                                                ------              ------
     Net Income                                                 $  258              $  306
                                                                ------              ------
                                                                ------              ------
     Basic Earnings Per Share                                   $ 0.11              $ 0.13
                                                                ------              ------
                                                                ------              ------
     Diluted Earnings Per Share                                 $ 0.11              $ 0.13
                                                                ------              ------
                                                                ------              ------
     Dividends Per Share                                        $ 0.09              $ 0.12
                                                                ------              ------
                                                                ------              ------

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                            Nine Months Ended September 30,
                                                                2001                2000
                                                              --------            --------
                                                                 (Dollars in Thousands)
INTEREST INCOME:
     Interest and fees on loans                                $14,195             $12,835
     Interest on securities:
          Taxable                                                2,360               2,783
          Exempt from federal income taxes                         561                 415
     Interest on federal funds sold and
       other short-term investments                                 50                  20
     Interest on interest-bearing deposits                          31                 125
                                                               -------             -------
          Total Interest Income                                 17,197              16,178
                                                               -------             -------

INTEREST EXPENSE:
     Interest on deposits                                        6,987               6,828
     Interest on short-term borrowings                             417               1,361
     Interest on other borrowings                                2,081                 874
                                                               -------             -------
          Total Interest Expense                                 9,485               9,063
                                                               -------             -------
     Net Interest Income                                         7,712               7,115
     Provision for loan losses (Note 3)                            675                 270
                                                               -------             -------
     Net Interest Income After Provision for Loan Losses         7,037               6,845
                                                               -------             -------

OTHER OPERATING INCOME:
     Service charges on deposit accounts                         1,288               1,108
     Gain on sale of mortgage loans                                381                  99
     Gain on sale of securities                                    132                  24
     Brokerage and annuity commissions                              96                 201
     Net gain (loss) on sale of other assets                       (17)                 22
     Other income                                                  285                 405
                                                               -------             -------
          Total Other Operating Income                           2,165               1,859
                                                               -------             -------

OTHER OPERATING EXPENSES:
     Salaries and employee benefits                              3,897               3,646
     Occupancy expense, net                                        571                 488
     Furniture and equipment                                       571                 610
     Data processing                                               515                 569
     Amortization of intangible assets                             372                 417
     Legal and professional fees                                   369                 243
     Office supplies                                               214                 174
     Telephone and telecommunications                              216                 188
     Other operating expenses                                    1,225               1,137
                                                               -------             -------
          Total Other Operating Expenses                         7,950               7,472
                                                               -------             -------

     Income Before Income Taxes                                  1,252               1,232
     Provision for Income Taxes                                    376                 413
                                                               -------             -------
     Net Income                                                $   876             $   819
                                                               -------             -------
                                                               -------             -------
     Basic Earnings Per Share                                  $  0.37             $  0.35
                                                               -------             -------
                                                               -------             -------
     Diluted Earnings Per Share                                $  0.37             $  0.34
                                                               -------             -------
                                                               -------             -------
     Dividends Per Share                                       $  0.33             $  0.36
                                                               -------             -------
                                                               -------             -------

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                            Nine Months Ended September 30,
                                                                2001                2000
                                                              --------            --------
                                                                 (Dollars in thousands)
Common Stock:
     Balance at beginning of period                            $    23             $    23
     Stock options exercised                                         1                  --
                                                               -------             -------
     Balance at end of period                                       24                  23
                                                               -------             -------

Additional Paid-in Capital:
     Balance at beginning of period                              7,417               7,307
     Stock options exercised                                       147                  53
                                                               -------             -------
     Balance at end of period                                    7,564               7,360
                                                               -------             -------

Retained Earnings:
     Balance at beginning of period                             15,573              16,973
     Net income                                                    876                 819
     Dividends declared on common stock                           (777)               (837)
                                                               -------             -------
     Balance at end of period                                   15,672              16,955
                                                               -------             -------

Treasury Stock, at cost:
     Balance at beginning of period                               (120)               (120)
     Sale of treasury stock                                         39                  --
                                                               -------             -------
     Balance at end of period                                      (81)               (120)
                                                               -------             -------

Accumulated other comprehensive income (loss):
     Balance at beginning of period                                102                (858)
     Other comprehensive income (loss), net of taxes               937                 310
                                                               -------             -------
     Balance at end of period                                    1,039                (548)
                                                               -------             -------

Total Shareholders' Equity                                     $24,218             $23,670
                                                               -------             -------
                                                               -------             -------

       See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Nine Months Ended September 30,
                                                                          2001                2000
                                                                        --------            --------
                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                         $    876            $    819
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Provision for loan losses                                               675                 270
     Provision for depreciation and amortization                           1,033               1,098
     Amortization of premiums and (accretion of
       discounts) on Investment securities, net                               47                  28
     Gain on sale of loans held for sale                                    (381)                (99)
     FHLB stock dividends                                                   (111)                 --
     Loss (gain) on sale of property, equipment and OREO                      17                 (22)
     Gain on sale of securities                                             (132)                (24)
     Loans originated for sale                                           (22,325)             (5,779)
     Proceeds from sale of loans held for sale                            21,460               5,950
     Change in assets and liabilities:
          Decrease in other assets                                           412                   6
          (Increase) decrease in accrued interest receivable                 239                (304)
          Increase (decrease) in accrued interest payable                   (534)                204
          Increase in other liabilities                                      115                  46
                                                                        --------            --------
     Net cash provided by operating activities                             1,391               2,193
                                                                        --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in federal funds sold, interest-bearing deposits
       And other short-term investments, net                               1,688               1,957
     Proceeds from maturities and calls of
       securities available-for-sale                                      26,093               2,223
     Purchase of securities available-for-sale                           (18,110)            (13,119)
     Proceeds from maturities and calls of
       securities held-to-maturity                                         1,972               3,635
     Purchase of securities held-to-maturity                              (7,234)             (1,954)
     Proceeds from sale of securities available-for-sale                   4,297               4,820
     Loans originated, net of principal collected                         (1,046)            (20,058)
     Proceeds from the sale of property, equipment and OREO                  730                 992
     Purchase of bank premises and equipment                                (756)               (213)
                                                                        --------            --------
     Net cash provided by (used in) investing activities                   7,634             (21,717)
                                                                        --------            --------

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (UNAUDITED)

                                                                      Nine Months Ended September 30,
                                                                          2001                2000
                                                                        --------            --------
                                                                           (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock options exercised                                                 148                  35
     Sale of treasury stock                                                   39                  --
     Net decrease in deposits                                            (26,912)               (469)
     Net increase in borrowings                                           15,298              19,514
     Dividends paid                                                         (845)               (837)
                                                                        --------            --------
     Net cash provided by (used in) financing activities                 (12,272)             18,243
                                                                        --------            --------
     Decrease in cash and cash equivalents                                (3,247)             (1,281)
CASH AND CASH EQUIVALENTS:
     Beginning                                                            13,336              11,994
                                                                        --------            --------
     Ending                                                             $ 10,089            $ 10,713
                                                                        --------            --------
                                                                        --------            --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for:
          Interest                                                      $ 10,019            $  8,859
          Income taxes                                                       108                 332
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Other assets acquired in settlement of loans                       $    741            $    389

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001

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

          In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of September 30, 2001, and the results of operations for the three and nine months ended September 30, 2001 and 2000.

          The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.   Non-Performing Loans

          Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                                                Sept. 30,
                                                          ---------------------
          (Dollars in Thousands)                            2001         2000
                                                          --------     --------
          Non-accruing loans                               $1,553       $2,004
          Past due 90 days or more and still accruing         940        1,496
                                                           ------       ------
          Total non-performing loans                       $2,493       $3,500
                                                           ------       ------
                                                           ------       ------

          Performing loans classified as impaired            $936       $   --

Note 3.   Allowance For Loan Losses

          A summary of transactions in the allowance for loan losses is as follows:

                                                Three Months Ended September 30,
          Dollars in Thousands)                        2001         2000
                                                     --------     --------
          Balance at beginning of period              $2,057       $2,069
          Provision charged to expense                   400           90
          Loans charged off                              394           60
          Recoveries                                      12            9
                                                      ------       ------
          Balance at end of period                    $2,075       $2,108
                                                      ------       ------
                                                      ------       ------

                                                 Nine Months Ended September 30,
          (Dollars in Thousands)                       2001         2000
                                                      ------       ------
          Balance at beginning of period              $3,894       $1,996
          Provision charged to expense                   675          270
          Loans charged off                            2,562          187
          Recoveries                                      68           29
                                                      ------       ------
          Balance at end of period                    $2,075       $2,108
                                                      ------       ------
                                                      ------       ------

Note 4.   Earnings Per Share

          Presented below are the calculations for basic and diluted earnings per share:

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                     2001           2000           2001           2000
                                                                  ----------     ----------     ----------     ----------
          Basic:
          Net income available to common stockholders             $  258,000     $  306,000     $  876,000     $  819,000
                                                                  ----------     ----------     ----------     ----------
                                                                  ----------     ----------     ----------     ----------
          Weighted average shares outstanding                      2,363,312      2,323,949      2,350,300      2,321,536
                                                                  ----------     ----------     ----------     ----------
                                                                  ----------     ----------     ----------     ----------
          Basic.earnings per share                                $     0.11     $     0.13     $     0.37     $     0.35
                                                                  ----------     ----------     ----------     ----------
                                                                  ----------     ----------     ----------     ----------

          Diluted:
          Net income available to common stockholders             $  258,000     $  306,000     $  876,000     $  819,000
                                                                  ----------     ----------     ----------     ----------
                                                                  ----------     ----------     ----------     ----------
          Weighted average shares outstanding                      2,363,312      2,323,949      2,350,300      2,321,536
          Effect of dilutive stock options outstanding                23,053         58,289         23,053         58,289
                                                                  ----------     ----------     ----------     ----------
          Diluted weighted average shares outstanding              2,386,365      2,382,238      2,373,353      2,379,825
                                                                  ----------     ----------     ----------     ----------
                                                                  ----------     ----------     ----------     ----------
          Diluted earnings per share                              $     0.11     $     0.13     $     0.37     $     0.34
                                                                  ----------     ----------     ----------     ----------
                                                                  ----------     ----------     ----------     ----------

Note 5.   Recent Accounting Developments

          Business Combinations

          In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other
          Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after September 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

          The Company's strategy over the past several years has included business combinations accounted for under the purchase accounting method which created goodwill upon the transactions' closings. The Company has goodwill of $3.2 million on its balance sheet as of September 30, 2001 which is being amortized over 20 years. The pronouncement will have the effect of eliminating the amortization of this asset and will subject it to periodic impairment analysis.

          Management, at this time, cannot determine the effect that adoption of SFAS No. 142 may have on the financial statements of the Company as the statement requires a comprehensive review of previous combinations accounted for under the purchase accounting method and an analysis of impairment as of the date of adoption. The impairment analysis for goodwill and other intangible assets with an indefinite useful life has not been completed. The impairment analysis will be completed within the timelines outlined in SFAS No. 142 which include an initial transitional goodwill impairment test to be completed by September 30, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the consolidated condensed balance sheets as of September 30, 2001 and December 31, 2000 and the consolidated condensed statements of income for the three months and nine months ended September 30, 2001 and 2000. This information is not meant to be a substitute for the consolidated condensed balance sheets and income statements.

                             RESULTS OF OPERATIONS

Net income for the three and nine months ended September 30, 2001 was $258,000 and $876,000, respectively, compared to $306,000 and $819,000 for the similar periods in 2000. The discussion that follows will provide information about the various areas of income and expense that resulted in the aforementioned financial performance.

                        THREE MONTHS ENDED SEPTEMBER 30

For the three months ended September 30, 2001, interest income was $5,607,000 compared to $5,721,000 for the same period in 2000. This decrease of $114,000, or 2.0%, was the result of increased interest and fees on loans of $83,000, offset by a decrease in interest on securities of $167,000 and a decrease of $30,000 on short-term investments and deposits with banks in the aggregate.

Interest and fees on loans increased 1.8% to $4,661,000 for the three months ended September 30, 2001 compared to $4,578,000 in the same period of 2000. Average loans outstanding during the three months ended September 30, 2001 were $219.8 million, representing a $12.5 million, or 6.0%, increase over 2000 levels for the similar period. Partially offsetting the increase in average balances was a decline in loan yields to 8.41% for the three months ended September 30, 2001 from 8.76% for the same period in 2000.

Investment income on taxable securities and FHLB stock for the quarter ended September 30, 2001 decreased $221,000 to $731,000, compared to $952,000 for the same period in 2000, a decrease of 23.2%. The decrease was the result of a decrease in volume that was partially offset by a portfolio yield increase during the 2001 quarter as compared to the 2000 quarter. Income from tax-exempt securities increased to $198,000 for the three months ended September 30, 2001 from $144,000. This increase was due to increased volumes and improved yields.

Interest on interest-bearing deposits, federal funds sold and other short-term investments decreased to $17,000 in aggregate for the three months ended September 30, 2001, from $47,000 for the 2000 period.

Interest paid on deposits decreased 11.4% to $2,101,000 for the three months ended September 30, 2001, from $2,372,000 for the three months ended September 30, 2000.

Interest on short-term borrowings decreased to $82,000 for the three months ended September 30, 2001 from $587,000 in 2000, a decrease of $505,000. Interest on long-term borrowings increased to $711,000 for the three months ended September 30, 2001, from $353,000 for the same period in 2000. Short-term borrowings, including repurchase agreements, fed funds purchased, an open line of credit with the Federal Home Loan Bank of Chicago ("FHLB"), and a line of credit with a third party commercial bank, decreased as the Company reduced reliance on these types of borrowings by converting portions to longer maturity term debt earlier in the year. Costs also declined with these borrowings as short-term rates continued to fall during the quarter. The increase in long-term borrowing costs was driven by volume as average funding costs declined from the prior year period.

The provision for loan losses was $400,000 for the quarter ended September 30, 2001 as compared to $90,000 for the same period in 2000. Net charge offs for the quarter ended September 30, 2001 were $382,000 compared to $51,000 for the same period in 2000. Higher net charge offs and loan growth in commercial and installment lending areas resulted in a larger loan loss provision. The Company is also affected by the manufacturing economic slowdown, which has had a negative impact upon the local economies in markets served by the Company. It is management's opinion that this amount represents an adequate provision.

Total non-interest income increased to $738,000, from $655,000 for the three months ended September 30, 2001 and 2000, respectively. The primary reason for the increase was the $105,000 increase in the gain on the sale of mortgage loans during the third quarter of 2001 as compared to the 2000 quarter. Lower overall interest rates in the mortgage market contributed to a shift towards fixed rate loans in the purchase money mortgage market and a significant increase in refinancing activity. With the Company's policy of marketing most fixed rate mortgages to the secondary market, gains on mortgage loans intended for the secondary market increased as sales volumes increased to $7.8 million for the quarter ended September 30, 2001 from $2.5 million for the same period in 2000. The Company recognized gains on the sales of investments of $38,000 for the three months ended September 30, 2001. No gains were recognized in the similar period in the prior fiscal year. An additional increase in deposit service charges was substantially offset by a decline in Brokerage and Annuity Commissions of $47,000 or 78.3% and a decline in mortgage servicing revenues which resulted from the sale of the majority of the Company's mortgage servicing portfolio in the second half of 2000.

For the three months ended September 30, 2001, total non-interest expense increased to $2,695,000 from $2,504,000 for the same period in 2000. Exclusive of personnel costs, other non-interest expenses increased $128,000, or 10.1%. Salaries and employee benefits increased $63,000, or 5.1%, during the 2001 quarter as variable compensation for mortgage production increased and as the Company added staff in the loan operations area. Increases in other non-interest expense reflected higher costs to collect delinquent loans and service foreclosed assets and higher legal and professional fees as the Company continued to pursue its claim against a former data processing service provider.

Income taxes decreased to $98,000, from $164,000, for the three-month period ending September 30, 2001. The effective tax rates were 27.5% versus 34.9% for the 2001 and 2000 second quarters, respectively. The decreased total income tax expense resulted primarily from more tax advantaged municipal investments in the third quarter of 2001 compared to 2000 and the lower level of pre-tax profit reported in the three months ended September 30, 2001 compared to the same period in 2000.

                         NINE MONTHS ENDED SEPTEMBER 30

For the nine months ended September 30, 2001, interest income was $17.2 million compared to $16.2 million for the same period in 2000. This increase of $1.0 million was the result of increased interest and fees on loans of $1.4 million. Partially offsetting the loan income was a slight net decrease in interest on securities, short-term investments and interest on deposits with banks.

Interest and fees on loans increased 10.6% to $14.2 million for the nine months ended September 30, 2001, compared to $12.8 million in the same period of 2000. Similar to the three-month period ended September 30, 2001, increased volume was the most significant factor for the increase. Offsetting the increase in volume, yields were lower than 2000 levels for the nine months ended September 30, 2001. Investment income on taxable securities for the nine months ended September 30, 2001 decreased $0.4 million to $2.4 million, compared to $2.8 million for the same period in 2000. The decrease was primarily the result of lower balances of investment securities held during the nine months ended September 30, 2001. Income from tax-exempt securities increased to $561,000 for the nine months ended September 30, 2001, from $415,000 for the prior year period. This increase was due primarily to increased volumes.

Interest paid on deposits increased $0.2 million to $7.0 million, or 2.3%, for the nine months ended September 30, 2001, from $6.8 million for the nine months ended September 30, 2000. The increase was the result of higher average interest-bearing deposit balances in the 2001 period. Average interest-bearing deposit balances increased from $202.1 million for the nine months ended September 30, 2000 to $209.0 for the nine months ended September 30, 2001, an increase of 3.4%.

Interest on short-term borrowings decreased to $0.4 million for the nine months September 30, 2001, from $1.4 million in 2000. Interest on long-term borrowings increased to $2.1 million for the nine months ended September 30, 2001, from $0.9 million for the nine months ended September 30, 2000. Early in 2001, the Company restructured a substantial portion of its short-term borrowings into termed borrowings. As a result, volumes have increased in the long-term borrowings, while they have decreased in the short-term borrowings.

The provision for loan losses was $675,000 for the nine months ended September 30, 2001, as compared to $270,000 for the same period in 2000. Net charge offs for the nine months ended September 30, 2001 were $2,494,000 compared to $158,000 for the same period in 2000. Higher net charge offs and loan growth in commercial and installment lending areas resulted in a larger loan loss provision. Also influencing the level of loan loss provision is the manufacturing sector slowdown, which has had a negative impact upon the local economies in markets served by the Company. It is management's opinion that this amount represents an adequate provision.

Total non-interest income increased 16.5% to $2.2 million, from $1.9 million for the nine months ended September 30, 2001 and 2000, respectively. The primary reason for the increase was the $282,000 increase in the gain on the sale of mortgage loans during the nine months ended September 30, 2001, as compared to the same period in 2000. The increase was driven by lower mortgage rates as discussed previously. Increases in service charges on deposit accounts and the gain on sale of securities were nearly offset by a decline of $105,000 in brokerage and annuity commissions and other income. Deposit service charges have benefited from pricing structure changes while brokerage fees have been negatively impacted by uncertainties that have developed in the financial markets. Other income decreased primarily as a result of the sale of the majority of the bank's serviced loan portfolio in the second half of 2000.

Total non-interest expense increased to $8.0 million for the nine months ended September 30, 2001, from $7.5 million for the comparable period in 2000. The $478,000, or 6.4%, increase was predominantly the result of a $251,000 increase in personnel costs for the same reasons as the quarter-to-date increase noted previously. Additional significant increases occurred in legal and professional fees due to the Company's lawsuit against a former data processing provider and in loan expenses as the Company collects on problem credits and maintains foreclosed assets.

Income taxes decreased to $376,000, from $413,000, for the nine-month period ending September 30, 2001. The effective tax rates were 30.0% versus 33.5% for the nine months ended September 30, 2001 and 2000, respectively. The decreased total income tax expense resulted primarily from more tax advantaged municipal investments in the nine months ended September 30, 2001 compared to the similar period in 2000.

                        ANALYSIS OF FINANCIAL CONDITION

This analysis of the Company's financial condition compares September 30, 2001 to the Company's prior fiscal year end, December 31, 2000. Total assets were $316.2 million, as compared to $327.2 million as of December 31, 2000. This represents a decrease of 3.3%.

Total investments, including securities held-to-maturity, securities available-for-sale, Federal Home Loan Bank Stock, fed funds sold and other short-term investments, were $70.6 million as of September 30, 2001, as compared to $77.3 million as of December 31, 2000.

Net portfolio loans totaled $216.4 million on September 30, 2001, as compared to $216.9 million on December 31, 2000, a decrease of $0.5 million. The Company saw increases in the average balances of Rental and Commercial Real Estate Loans to $56.6 million for the nine months ended September 30, 2001 compared to $29.6 million for the same period in 2000 and Construction and Land Development Loans which increased 311.2 % to $7.5 million for the nine months ended September 30, 2001. The average balance of Commercial loans decreased 18.7% to $37.5 million for the nine months ended September 30, 2001 from $46.1 million for the same period in 2000.

The allowance for loan losses decreased to $2.1 million as of September 30, 2001, as compared to $3.9 million as of December 31, 2000. As of September 30, 2001, non-performing loans were $2.5 million compared to $4.2 million at
December 31, 2000. During the second quarter, the Company charged off a commercial real estate loan with a balance of $1.95 million due to the continued deterioration of the borrowers financial condition and the resulting decline in the realizable value of the collateral. Management believes that the allowance is adequate at this time.

Net bank premises and equipment totaled $6.8 million at September 30, 2001, compared to $6.7 million at December 31, 2000. The increase occurred as capital expenditures of $0.8 million, primarily related to the recent system conversion, exceeded the period's depreciation provision of $0.6 million.

Total deposits as of September 30, 2001 were $234.0 million, a decline of 10.3%, compared to $260.9 million as of December 31, 2000. Several commercial customers have historically increased their deposit balances at year-end, which accounted for the majority of the total decline in deposits from December 31, 2000 levels. Excluding short-term deposits held at December 31, 2000 of $25.3 million, interest-bearing deposits decreased $0.9 million to $205.9 million. Non-interest bearing deposits also decreased to $28.1 million, from $28.9 million as of December 31, 2000.

Short-term borrowings, fed funds purchased and repurchase agreements decreased to $6.6 million at September 30, 2001, from $9.9 million as of year-end. Other borrowings, consisting of debt incurred, in part, to complete the First Financial acquisition in 1998 and term advances from the FHLB were $48.6 million at September 30, 2001, up from $30.0 million at year end. These sources of non-deposit funding were utilized to replace the large year-end short-term commercial deposits. The use of FHLB advances in the future will depend on the Company's need for funds and the rates at which they may be obtained.

The company continues to maintain a well-capitalized position. The following table shows three different measurements as of September 30, 2001 and December 31, 2000, and the regulatory requirement, if any. The increases in the Leverage Capital Ratio and Tier I Capital to Risk-Based Assets Ratio are generally attributable to the appreciation of $937,000 on Securities available-for-sale. The decline in the Total Capital to Risk-Weighted Assets Ratio was predominantly due to the decline in Tier 2 capital resulting from the $1.95 million dollar charge-off, which reduced the allowance for loan loss includable in Tier 2 capital

                                   SEPT. 30,     DECEMBER 31,    REGULATORY
                                      2001           2000       REQUIREMENTS
                                   -----------------------------------------
Leverage capital ratio               5.83%          5.60%          4.00%

Tier I capital as a percent
  of risk-based assets               8.38%          8.30%          4.00%

Total capital as a percent
   of risk-based assets              9.33%          9.60%          8.00%

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

Off-balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $27.9 million as of September 30, 2001. This compares to $34.0 million at December 31, 2000. The Bank has historically funded off-balance sheet commitments with its primary sources of funds, and management anticipates that this will continue.

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

                                    PART II
                                    -------

                               OTHER INFORMATION

ITEM 6.   A)  EXHIBITS

          See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

          B) REPORT ON FORM 8-K

          There was one report on Form 8-K filed during the three months ended September 30, 2001.

          The report dated September 27, 2001 detailed the resignation of the Company's Chief Financial Officer, Keith D. Hill. effective October 5, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Blackhawk Bancorp, Inc.
                                  --------------------------------------
                                  (Registrant)


Date: November 9, 2001            /s/ Dennis M. Conerton
                                  --------------------------------------
                                  Dennis M. Conerton
                                  Chairman and Chief Executive Officer
                                  Interim Chief Financial and Accounting Officer

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