Form 10KSB
period 2001-12-31
BLACKHAWK BANCORP INC
filed 2002-03-28
CIK 857853

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the fiscal year ended December 31, 2001
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT
                                    OF 1934

           For the transition period from ----------  to  ----------

                         Commission file number 0-18599

                            BLACKHAWK BANCORP, INC.
                 (Name of small business issuer in its charter)
                 WISCONSIN                          39-1659424
              (State of Incorporation)           (IRS Employer ID No.)

                   400 Broad Street, Beloit, Wisconsin 53511
                    (Address of principal executive offices)
                    Issuer's Telephone Number (608) 364-8911

         Securities Registered Under Section 12(b) of the Exchange Act:
                                      NONE

         Securities Registered Under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $ .01 PAR VALUE

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
  subject to such filing requirements for the past 90 days.  Yes  X    No    .
                                                                 ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

        State issuer's revenues for its most recent fiscal year. $25,244,970

As of March 18, 2002, 2,405,838 shares of common stock were outstanding and the aggregate market value (based on the bid price at March 18, 2002) of the shares held by non-affiliates (excludes shares reported or beneficially owned by directors and officers - does not constitute an admission to affiliate status)
                         was approximately $16,839,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Blackhawk Bancorp, Inc.' s definitive proxy statement for its Annual
    Meeting of Stockholders, to be held on May 15, 2002, are incorporated by reference into Part III hereof.

 Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                         Index of Exhibits on Page 29.

                            BLACKHAWK BANCORP, INC.

                        FORM 10-KSB - TABLE OF CONTENTS

PART I                                                                     PAGE

Item  1   Description of Business                                            3

Item  2   Description of Property                                            9

Item  3   Legal Proceedings                                                  9

Item  4   Submission of Matters to a Vote of
          Security Holders                                                   9

PART II

Item  5   Market for the Registrant's Common Stock and
          Related Stockholder Matters                                        9

Item  6   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                        10

Item  7   Financial Statements and Supplemental Data                        17

Item  8   Changes In and Disagreements with
          Accountants on Accounting and Financial
          Disclosure.                                                       26

PART III

Item  9   Directors, Executive Officers, Promoters and Control Persons
          of the Registrant; Section 16(a) Beneficial Ownership
          Reporting Compliance                                              27

Item 10   Executive Compensation                                            27

Item 11   Security Ownership Of Certain Beneficial
          Owners and Management.                                            27

Item 12   Certain Relationships and Related
          Transactions                                                      27

PART IV

Item 13   Exhibits and Reports on Form 8-K                                  27

Signatures                                                                  28

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL. Blackhawk Bancorp, Inc. (the "Company") was incorporated under the laws of the state of Wisconsin in November 1989. The Company owns and operates a subsidiary financial institution, Blackhawk State Bank ("Bank") headquartered in Beloit, Wisconsin.

The Bank is a Wisconsin-chartered commercial bank operating four branches in the Greater Beloit Area consisting of three free-standing branches and an in-store branch. Six additional free-standing branches are located in the following cities in Illinois: Belvidere (2), Oregon (1), Rochelle (1), Rockford (1) and Roscoe (1). The Bank has three wholly-owned subsidiaries. Nevahawk Investment, Inc. ("Nevahawk") is an investment subsidiary located in Las Vegas, Nevada. RSL, Inc. is the second subsidiary which in turn owns Midland Acceptance Corporation ("MAC"). First Financial Services, Inc. ("FFSI") is the third subsidiary. FFSI owns the Bank's North State Street location in Belvidere, IL. MAC was primarily inactive for the year ended December 31, 2001.

On April 30, 1997, the Company completed the purchase of all of the outstanding shares of Rochelle Bancorp, Inc. ("Rochelle") of Rochelle, Illinois, for approximately $4.2 million in cash. Rochelle's wholly owned subsidiary, Rochelle Savings Bank S.B., was an Illinois state chartered savings bank with offices in Rochelle and Oregon, Illinois, and assets totaling approximately $51.0 million at the time of acquisition. This acquisition was accounted for as a purchase transaction. On March 31, 1998, the charter of Rochelle Savings Bank S.B. was merged into the charter of Blackhawk State Bank.

As a part of this purchase, the Company also acquired all of the outstanding shares of MAC, a consumer finance subsidiary whose loan portfolio was sold by the Company in December 1999.

Effective September 1, 1998, the Company completed the purchase of all of the outstanding shares of First Financial Bancorp, Inc. ("Belvidere") of Belvidere, Illinois for approximately $12.7 million in cash. Belvidere's wholly owned subsidiary, First Federal Savings Bank, a federal savings bank with two offices in Belvidere and one in Rockford, Illinois, and assets totaling approximately $86.0 million, was merged into the Bank on the effective date of purchase.

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

LENDING ACTIVITIES. A majority of the loans in the Bank's loan portfolio are secured by residential or commercial real estate. Substantially all of the real estate securing the mortgage loans is located within thirty minutes driving distance of the Bank's offices. Previously, management of the Company has restructured the loan portfolio of the bank branches located in the Greater Beloit Area to decrease the concentration of mortgage loans and increase commercial and installment loans. Management of the Company anticipates the on-going restructuring of the loan portfolio of Rochelle and Belvidere. The Analysis of Loan Portfolio, located in Table 2 of Item 7, shows the changes in the types of loans from 1999 through 2001.

Commercial loans are either collateralized by assets other than real estate or are unsecured. Interest rates on commercial loans are generally tied to an index adjustable monthly and therefore are more rate sensitive than mortgage loans. Consumer and installment loans are generally secured by automobiles, boats, or junior liens on real estate. A substantial percentage of automobile and boat loans in the portfolio were purchased from area dealers. The Bank also offers credit cards and home equity lines of credit.

Approximately $26 million in single one-to-four family loans are serviced by the Bank as of December 31, 2001. Prior to the sale of 75% of the servicing portfolio during 2000, the Bank serviced approximately $120 million of such loans. The majority of these servicing rights were acquired through the purchase transactions mentioned above while the remainder resulted from internal originations. Substantially all of these loans are sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac").

MAC, having operated as a sub-prime lender, maintained approximately $1.3 million in outstanding loans until the sale of the portfolio in December 1999.

INVESTMENT ACTIVITIES. The investment policy under which the Bank and its Nevahawk subsidiary operate normally limits investments to: 1) U.S. Treasury and government agency securities with maturities of 5 years or fewer; 2) mortgage-backed securities, limited to no more than 30% of the investment portfolio, with an average life of 5 1/2 years or fewer; 3) municipal securities rated "A" or better, unless they are tax-anticipation notes issued by Wisconsin issuers whose long-term debt is rated at least "A" or if unrated, are judged by management to possess investment characteristics comparable to "A" rated debt securities; and 4) corporate bonds and notes rated "A" or better with a maturity of 4 years or fewer. In addition, the Bank may purchase commercial paper, bankers acceptances and bank certificates of deposit as authorized investments to provide additional liquidity in the investment portfolio.

Security investments made in a single entity are limited to 20% of its capital and surplus. This limitation does not apply to investments in obligations of the United States Treasury, Federal Land Banks, Federal Home Loan Banks, Federal Farm Credit Banks, Federal National Mortgage Association, Export-Import Bank of Washington or obligations fully and unconditionally guaranteed by the United States. Generally, the recently purchased taxable securities held by the Company, the Bank and Nevahawk are classified as available-for-sale, while exempt securities have been classified as held-to-maturity.

During 1991, the Bank transferred approximately $21.5 million worth of its investment securities to Nevahawk, it's wholly-owned subsidiary located in Las Vegas, Nevada. In March 1999, an additional $7.0 million investment was made in Nevahawk. At December 31, 2001, the portfolio under management by Nevahawk is approximately $39.7 million.

The Company can maintain an investment portfolio that consists of securities similar to those mentioned above. At December 31, 2001, the Company had no security holdings.

DEPOSIT ACTIVITIES. Deposits are divided between interest bearing and non-interest bearing. Non-interest bearing deposits consist of checking accounts of individuals and non-personal entities. The interest-bearing deposits include savings accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, NOW accounts and check club accounts. The aggregate balance of time deposits with balances in excess of $100,000 was $23.5 million at December 31, 2001. During 2001 the Bank acquired approximately $2.5 million in brokered deposits which mature in 2002. The Bank attracts deposits by offering competitive interest rates for interest-bearing accounts and prices services on a competitive basis for non-interest bearing accounts.

TRUST SERVICES. Through a separate department the Bank provides personal trust services, including acting as trustee for living and testamentary trusts, and as an agent, custodian, guardian, conservator, personal representative or administrator for individuals or their estates. Trust offices are maintained at the Bank's main location in Beloit, Wisconsin.

OTHER SERVICES. The Bank provides a wide range of other banking services for both retail and commercial customers. It also provides full-service brokerage services through a relationship with a third-party provider, Raymond James Securities, Inc., in two locations.

COMPETITION. Banks experience intense competition in both attracting and retaining deposits and in making loans. The Bank's direct competition for deposits has come from other commercial banks, savings and loan associations, credit unions, mutual funds, stock brokerage firms, and other financial services intermediaries. In addition to offering competitive types of accounts and interest rates, the principal methods used by the Bank to attract deposits includes the offering of a variety of services, convenient business hours, and branch locations.

Competition in making real estate loans comes principally from savings and loan associations, mortgage companies and other commercial banks. Consumer loans provided by credit unions, finance companies and other commercial banks provide the competition in this area. Other commercial banks are the major competition for commercial loans.

EMPLOYMENT. As of December 31, 2001, the Company and the Bank had 151 employees, of which 112 were employed on a full-time basis. The fringe benefits generally provided to qualified employees include health insurance, long-term disability insurance, group term life insurance, a flexible compensation plan (cafeteria plan), a 401k deferred compensation and profit-sharing plan. Management considers its relations with employees to be good.

SUPERVISION AND REGULATION. The Company and the Bank are extensively regulated under federal and state law. Any descriptions of statutory and regulatory provisions contained in the following discussion are qualified in their entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulations may have a material effect on the Company.

The Company.

On March 27, 1990, the Company received approval from the Federal Reserve Board (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), to become a registered bank holding company by acquiring all of the capital stock of the Bank. As a result, since consummation of the bank holding company reorganization on May 16, 1990, the Company's activities have been subject to limitations imposed under the BHC Act. Transactions between the Company and the Bank and their affiliates are also subject to certain restrictions. As a registered bank holding company, the Company is subject to various filing requirements of the FRB and is also subject to examination by the FRB.

FRB approval must  be obtained  before a bank  holding company  acquires all  or substantially all of the assets of a bank or savings association or merges or consolidates with another bank holding company or savings and loan holding company. Wisconsin has also adopted legislation which allows bank holding companies from other states to acquire banks in Wisconsin, and allows Wisconsin bank holding companies to acquire banks in other states.

The laws and regulations to which the Company is subject are constantly under review by Congress, regulatory agencies and state legislatures. On November 12, 1999, then President Clinton signed important legislation passed by Congress to overturn Depression-era restrictions on affiliations by banking organizations. This comprehensive legislation, referred to as the Gramm-Leach-Bliley Act (the "Act"), eliminates certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. The Act provides for a new type of "financial holding company" structure under which affiliations among these entities may occur, subject to the regulation of the Federal Reserve Board and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission and state insurance regulators. In addition, the Act permits certain non-banking financial and financially related activities to be conducted by operating subsidiaries of a national bank. Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community
Reinvestment Act requirements. The Act contains a number of provisions allocating regulatory authority among the Federal Reserve Board, other banking regulators, the Securities and Exchange Commission and state insurance regulators. In addition, the Act imposes strict new limits on the transfer and use by financial institutions of nonpublic, personal information about their customers.

Other important provisions of the Act permit merchant banking and venture capital activities, and insurance underwriting, to be conducted by a subsidiary of a financial holding company, and municipal securities underwriting activities to be conducted directly by a national bank or by its subsidiary. Under the Act, a financial holding company may engage in a broad list of "financial activities," and any non-financial activity that the Federal Reserve Board determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The Company has not elected to become a financial holding company.

On June 1, 2000, the federal bank regulatory agencies issued final regulations implementing the Act's consumer privacy protections. Among other things, the new privacy regulations give customers the right to "opt out" of having their nonpublic, personal information shared by a financial institution with nonaffiliated third parties, bars financial institutions from disclosing customer account numbers or other such access codes to nonaffiliated third parties for direct marketing purposes and requires annual disclosure by financial institutions of their policies and procedures for protecting customers' nonpublic, personal information. Full compliance with the new privacy regulations was mandatory as of July 1, 2001.

The FRB has adopted capital guidelines as to both minimum levels of core capital and risk-based capital. The minimum core capital requirement ranges from 3% to 5% of total assets depending upon the regulator's determination of the holding company's strength. The guidelines assign risk weightings to assets and off-
balance sheet items, and have minimum risk-based capital ratios. All bank holding companies are required to have total consolidated capital of 8% of risk-weighted assets. Core capital consists principally of shareholders' equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. Table 12 of
Item 7 of this report, reflects various regulatory measures of capital as of December 31, 2001. The Company's core and risk-based capital ratios, as shown in the table are well above the minimum levels.

Under Wisconsin law, a bank holding company is deemed to be engaged in the banking business and is subject to supervision and examination by the Wisconsin Department of Financial Institutions (the "WDFI"). The WDFI is also empowered to issue orders to a bank holding company to remedy any condition or policy which, in the opinion of the WDFI, endangers the safety of deposits of any subsidiary state bank or trust company. In the event of non-compliance with such an order, the WDFI has the power to direct the operations of the state bank or trust company and to restrict dividends paid to the bank holding company.

The Bank.

Wisconsin-chartered banks, including the Bank, are regulated and supervised by the WDFI. Each Wisconsin-chartered bank is required to periodically be examined by either the WDFI or the bank's primary federal regulator. The approval of the WDFI is required to establish or close branches, merge with other banks and undertake many other activities.

Any Wisconsin bank that does not operate in accordance with the regulations, policies and directives of the WDFI may be subject to sanctions for noncompliance. The WDFI may, under certain circumstances, suspend or remove directors, officers or employees who have violated the law, conducted the Bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests or been negligent in the performance of their duties.

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

PAYMENT OF DIVIDENDS. A Wisconsin bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock and surplus account (as defined under Wisconsin law). Federal and state regulations limit dividends paid by the Bank to the Company to net income of the Bank. The Bank paid dividends to the Company of $1,500,000, $1,250,000 and $1,450,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001 the Bank received a waiver from state banking regulators to pay dividends to the Company in excess of current net income.

FEDERAL DEPOSIT INSURANCE CORPORATION. The Bank's deposit accounts are insured by the FDIC. FDIC insurance, at the present time, generally insures up to a maximum of $100,000 for each insured depositor. The FDIC imposes an annual assessment on deposits. Effective January 1, 1993, premiums are assessed on the basis of a risk rating assigned by the FDIC. Since that time the Bank's premium has been at the lowest available rate. Beginning in 1997, financial institutions insured by the FDIC were required to contribute to the Financing Corporation bond refinancing. This is expected to occur through the year 2003. Beginning January 1, 2000, the Bank's Bank Insurance Fund ("BIF") and Saving Association Insurance Fund ("SAIF") deposits will be assessed at the same rate.

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

EXECUTIVE OFFICERS

Executive officers of the registrant as of March 1, 2002 are as follows:

     NAME AND AGE                   PRINCIPAL OCCUPATION
     ------------                   --------------------

     R. Richard Bastian, 55         President and Chief Executive Officer of
                                    the Company since February 2002 and of the Bank since May 2001. Previously, President of the Bank of Kenosha from January 1999 to January 2001 and Executive Vice
                                    President and Director of the Clean Air
                                    Action Corporation from August 1994 to
                                    January 2001.

     David A. Stearns, 55           Executive Vice President of the Bank since
                                    October 1998. Previously President and
                                    Chief Executive Officer of the Castle Bank
                                    Harvard, N.A., Harvard, IL. from 1995 to
                                    1997.

     Todd J. James, 38              Senior Vice President, Chief Financial
                                    Officer, Secretary and Treasurer of the
                                    Company and the Bank. since February 2002.
                                    Previously Senior Vice President, Amcore
                                    Investment Group N.A. from October 1999 to
                                    February 2002 and Vice President Amcore
                                    Financial, Inc. from October 1998 to
                                    October 1999 and Amcore Bank N.A. from
                                    1994 to October 1998.

     Judith A. Gard, 61             Senior Vice President Manager Consumer
                                    Banking for the Bank since October 2001.
                                    Previously, Vice President Private Banking
                                    Manager for Firstar Bank from February
                                    1999 to October 2001 and Senior Vice
                                    President Home Equity Unit Manager for Bank
                                    One from 1996 to 1998.

     Richard J. Rusch, 58           Senior Vice President Commercial Lending of
                                    the Bank since August 1990.

     Thomas L. Lepinski, 46         Chief Accounting Officer, Assistant
                                    Secretary and Assistant Treasurer of the Company and the Bank since February 2002 and Assistant Vice President/Controller of the Bank since June 2001. Previously,
                                    Profitability Analyst III for Associated
                                    Banc-Corp from May 1999 to June 2001.
                                    Previously, Treasurer, Chief Financial
                                    Officer and Chief Accounting Officer of
                                    Luxemburg Bancshares, Inc. from January
                                    1997 to April 1999.

ITEM 2.  DESCRIPTION OF PROPERTY

On December 31, 2001, the Company had ten locations, of which two were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. During 2000, the Company vacated a leased facility in Beloit upon which the lease had expired and deposit growth was minimal. Upon vacating the leased facility, the Bank incurred a loss of $217,000 that was charged to operations. See the Notes to the Consolidated Financial Statements and Table 14 included under Item 7 of this document for further information on properties.

ITEM 3.  LEGAL PROCEEDINGS

To management's knowledge, there is one material legal proceeding to which the Company is party. On August 18, 2000, the Company filed a complaint in the Circuit Court of Waukesha County, Wisconsin seeking to recover an amount improperly charged from a former data processing provider. The claim seeks to recover $541,000 improperly charged by the provider to the Company's check clearing account maintained with the Federal Home Loan Bank of Chicago. Trial is scheduled for July 2002. Given a lack of significant movement toward a resolution of this matter during the fourth quarter of 2000, and pursuant to the application of regulatory guidelines and principles under these circumstances, the Company wrote this contingent asset down approximately 50% to $271,000. In the unlikely event that the Company is unsuccessful in recovering any portion of this improper charge, the Company would be required to write off the remaining $271,000 balance of this contingent asset through a further charge against earnings in the period in which the write-off occurs. Legal costs and fees incurred in connection with these proceedings have been and will be charged against earnings during the period(s) incurred. To management's knowledge, there are no other known pending legal proceedings of which any of the Company's property would be subject, other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                   PART II

ITEM  5.    MARKET  FOR  THE  REGISTRANT'S   COMMON  STOCK  AND  RELATED
STOCKHOLDER MATTERS

As of March 15, 2002 there were 348 Registered Stockholders. The Company's stock is publicly traded on the Over the Counter Market under the symbol BKHB. The following table sets forth the stock prices and dividend information for each quarter during the years ended December 31, 2001 and 2000. Stock price information represents high and low bid quotations and as such reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                For the Quarter Ended

             12/31/01   09/30/01   06/30/01   03/31/01   12/31/00  09/30/00   06/30/00   03/31/00
Stock Price
    High      $9.50      $10.62     $10.30     $10.38     $10.25    $11.75     $10.00     $13.75
    Low        8.50        8.80       8.38       8.00       9.38      9.50       8.25       8.38
Dividends      0.09        0.09       0.12       0.12       0.12      0.12       0.12       0.12

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the Company's financial statements presented in its annual report and should be read in conjunction with this information. This discussion focuses on the significant factors which affected the Company's earnings in 2001, with comparisons to 2000 and 1999, where applicable. As of December 31, 2001, Blackhawk State Bank ("the Bank") was the only direct subsidiary of the Company and its operations contribute nearly all of the revenue and the majority of the consolidated expenses for the year. The Bank has three wholly owned subsidiaries. Nevahawk Investments, Inc. ("Nevahawk") is an investment subsidiary located in Nevada. Prior to 1998, RSL, Inc. operated mutual fund and annuity activities, and in turn owns Midland Acceptance Corp. ("MAC"), a consumer finance company that operated offices in Rochelle and Rockford, IL through December, 1999. Prior to 1999, First Financial Services of Belvidere, Inc. ("FFSI") administered and sold, on an agency basis, mortgage-related insurance products and a variety of insurance and annuity products. FFSI owns the Bank property located at 1021 N. State Street, Belvidere, IL. For the years ended December 31, 2001 and 2000, RSL, Inc., MAC and FFSI were primarily inactive except for the ownership of the Belvidere bank property.

OVERVIEW

As a part of the 1997 purchase of Rochelle Bancorp, Inc. ("Rochelle") of Rochelle, Illinois, the Company also acquired all of the outstanding shares of MAC, a consumer finance subsidiary. MAC operated as a consumer finance subsidiary through December 1999, at which time the outstanding loan portfolio was sold.

Effective September 1, 1998, the Company completed the purchase of all of the outstanding shares of First Financial Bancorp, Inc. ("Belvidere") of Belvidere, Illinois for approximately $12.7 million in cash. Belvidere's wholly owned subsidiary, First Federal Savings Bank, a federal savings bank with two offices in Belvidere and one in Rockford, Illinois, and assets totaling approximately $86.0 million at the time of acquisition was merged into the Bank on the effective date of the purchase.

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

The borrower remained current on all interest and principal payments on the loans through the end of 2000, including amortizing principal commencing in 1999 on the Bank's second mortgage loan. However, the business began experiencing negative cash flows in 1999, and the credit quality and collateral value, as measured by a recently completed appraisal, declined significantly by late 2000. In response to these developments, the Bank made a special provision to its loan loss reserve for this loan in the amount of $1.9 million, which was charged against earnings in 2000. This loan was charged off in the second quarter of 2001.

During the fourth quarter of 2000, the Company wrote down a contingent asset associated with a claim against its former data processor from $541,000 to $271,000, resulting in a non-recurring charge of $270,000 to 2000 earnings. The $541,000 receivable related to an improper charge made by the Company's former data processing service provider ("Provider") to the Company's check clearing account maintained with the Federal Home Loan Bank of Chicago. Upon discovery of the Provider's error and following the Provider's initial acknowledgement of that error, the Company worked closely with the Provider to attempt to recover the amount improperly charged. During the third quarter of 2000, the Provider notified the Company that it was unable to pursue the matter further and that the Provider did not intend to indemnify the Company on account of this error.

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

Given the lack of significant movement toward a resolution of this matter in the final quarter of 2000, and pursuant to the application of regulatory guidelines and principles under these circumstances, the Company wrote this contingent asset down approximately 50% to $271,000. The Company did not write down any portion of this asset in 2001. In the unlikely event that the Company is unsuccessful in recovering any portion of this improper charge, the Company would be required to write off the remaining $271,000 balance of this contingent asset through a further charge against earnings in the period in which the write-off occurs. Legal costs and fees incurred in connection with these proceedings have been and will be charged against earnings in the period(s) incurred.

At December 31, 2001 the Company continues to carry the $271,000 receivable as an asset. Trial in this matter has been scheduled for July 2002. Legal costs will continue to be expensed as incurred. The receivable will be adjusted based on the results of the upcoming trial or other developments as they occur. Management intends to aggressively pursue recovery of the entire $541,000 misappropriated by its former service provider.

NET INTEREST INCOME

Net interest income is the difference between interest income and fees on loans and interest expense, and is the largest contributing factor to net income for the Company. All discussions of income amounts and rates are on a tax-equivalent basis, which accounts for income earned on loans and securities that are not fully subject to income taxes as if they were fully subject to income taxes. As shown in Item 7, Table 1 of this report, Net interest income in 2001 was $10.8 million, increasing 11.0% over the 2000 level of $9.7 million. Net interest income as a percent of average earning assets ("Net Interest Margin") was 3.69% in 2001, 3.48% in 2000 and 3.64% in 1999. The increase in Net Interest Margin between 2001 and 2000 is primarily due to Bank growth, a mix shift in deposit accounts to more transaction accounts and the effects of the lower interest rate environment on time deposits. The decrease in Net Interest Margin between 2000 and 1999 is primarily due to the sale of high-yielding finance company loans in December 1999 and increasing funding costs.

Interest income and fees on loans increased 5.0% from 2000 to 2001 as an 8.9% increase in average loans outstanding was slightly offset by a decline in average loan yield to 8.31% for 2001 from 8.62% in 2000. The yield decline is attributable to lower market interest rates during 2001. The Company sustained its focus on the commercial lending market as most of the Company's loan growth in 2001 came from commercial real estate loans.

Interest income and fees on loans increased 11.1% from 1999 to 2000 as a 12.7% increase in average loans outstanding was slightly offset by a decline in yield to 8.62% for 2000 from 8.74% in 1999. The yield decline is attributable to the sale of the MAC sub-prime lending portfolio at the end of 1999. Exclusive of the contribution these higher-rate sub-prime loans had during 1999, the yield on loans improved from 8.61% in 1999 to 8.62% in 2000. The Company sustained its focus on the commercial lending market as $24.4 million of asset growth in 2000 came from commercial and industrial and commercial real estate loans increasing total outstanding balances of such loans to $76.5 million as of December 31, 2000.

Investment income decreased 6.6%, to $4.2 million in 2001 compared to $4.5 million in 2000. In 2001, a portion of the Company's investment portfolio was shifted to fund increases in the Company's loan portfolio. Also, the Company's strategy in 2001 was to take advantage of the relatively more attractive tax-equivalent yields on municipal securities. Thus, average balances for taxable securities were lower and the average balances for exempt securities were higher in 2001 when compared to 2000. The decrease in investment income was the product of a decrease in the average balances in total investments of 8.6% and an overall increase in investment yields of 13 basis points to 6.29% for 2001.

Investment income increased 15.9%, to $4.5 million in 2000 compared to $3.9 million in 1999. Average balances for both taxable and exempt securities were higher in 2000 when compared to 1999. The increase was the product of an increase in the average balances in total investments of 11.4% and an overall increase in investment yields of 24 basis points to 6.16% for 2000. Average balances increased from 1999 to 2000 due to two factors: (1) Investments made in March and April of 1999 that were held for the full year in 2000; (2) In March of 2000, the Company entered into a transaction to continue leveraging its capital base and improve earnings. That transaction involved the acquisition of approximately $5.0 million of U.S. agency securities funded by FHLB advances. A similar transaction was entered into during May 2000, but was liquidated shortly thereafter when interest rates moved favorably at which point, the Company was able to sell the underlying securities at a gain of $24,000 and extinguish the associated debt without penalty. Throughout 2000 the mixture of investments reflected a movement from U.S. Treasury and mortgage-related securities and into securities issued by state and local political subdivisions as well as U.S. agency securities.

Total interest expense was $12.0 million in 2001, decreasing 4.4% from $12.5 million in 2000. Average interest bearing demand deposits increased $9.9 million or 53.8% from $18.5 million in 2000 to $28.4 million in 2001. This favorable mix shift combined with a 75 basis point decrease in the cost of the Company's time deposits from 6.23% for the year ended December 31, 2000 to 5.48% for the year ended December 31, 2001 were the primary drivers of the decrease in interest expense on deposits. Average borrowings outstanding increased $8.2 million or 16.2% to $58.6 million in 2001 from $50.4 million in 2000 as the Company funded loan growth with non-deposit liabilities. The average cost of borrowings in 2001 was 5.49% compared to 6.36% in 2000. The lower rates on borrowings in 2001 offset the increase in average balances outstanding as interest expense on borrowings increased $6,000 from $3.209 million in 2000 to $3.215 million in 2001.

Total interest expense was $12.5 million in 2000, increasing 17.2% from $10.7 million in 1999. Higher funding costs during 2000 resulted from a 7.9% increase in interest-bearing liabilities, a 39 basis point increase in rates paid on deposits and borrowings, and a shift in the mixture of liabilities as a percentage of funding towards the highest cost liabilities in the form of borrowings. The steady management upward of short-term rates by the Federal Reserve throughout the second half of 1999 and first half of 2000 impacted a significant portion of the Company's liability structure, which is relatively short in nature, similar to its assets structure. This mixture shift in the liability portfolio reflects the competitive nature of the Company's deposit gathering markets and the economic growth in many of those markets which contributed to the Company's asset growth in 2000. Funding of that asset growth has come, for the most part, from non-deposit liabilities such as repurchase agreements and Federal Home Loan Bank advances due to the competitive deposit market.

OTHER OPERATING INCOME AND EXPENSES

Other operating income for 2001 increased $441,000, or 18.5% to $2.8 million compared to $2.4 million in 2000. The increase included a net increase of $248,000, or 93.2% in revenues from the sale and servicing of mortgage loans and an increase of $107,000 in gain on sale of securities. The increase in revenues from the sale and servicing of mortgage loans was driven by the high level of refinancing activity that occurred in 2001 compared to 2000 due to the lower interest rate environment in 2001. The interest rate environment and economic uncertainty had the opposite effect on brokerage and annuity commission income which decreased 46.1% from $228,000 in 2000 to $123,000 in 2001. Deposit service charges increased $246,000, or 16.4% from $1.5 million in 2000 to $1.7 million in 2001. The increase in deposit service charges was achieved as a result of employees' increased focus on gathering transaction accounts and a restructuring of account fees.

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

Other operating expenses increased 6.0% to $10.9 million for the year ended December 31, 2001 from $10.3 million for the year ended December 31, 2000. Compensation costs increased $337,000 or 6.9% from $4.9 million for the year ended December 31, 2000 to $5.2 million for the year ended December 31, 2001. The Bank also incurred a significant level of legal fees related to its lawsuit against a former check processor to recover funds improperly charged to the Bank's correspondent bank account during 1998. Total professional fees increased $269,000 or 73.3% to $636,000 in 2001 from $367,000 in 2000. Loan expenses increased 293% or $166,000 from $86,000 in
2000 to $252,000 in 2001 and reflect the increased costs of working through a higher level of problem credits in 2001.

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

Management monitors three ratios related to other operating income and expense: (1) Net other operating expense as a percentage of average assets,
(2) Standard efficiency ratio and (3) Gross efficiency ratio. Net other operating expense to average assets decreased slightly to 2.52% in 2001 from 2.57% in 2000 and 2.54% in 1999. The decrease from 2000 to 2001 reflected the favorable impact of the Company's 18.5% increase in other operating income for the similar period. The standard efficiency ratio (other operating expense divided by net interest income plus other operating income) decreased to 82.0% in 2001, compared to 86.2% in 2000 and 81.7% in 1999. The gross efficiency ratio (other operating expense divided by interest income plus other operating income) increased to 43.1% in 2001 compared to 41.6% in 2000 and 43.8% in 1999. For 2001, the standard efficiency ratio reflects the Company's ability to grow net interest margin and other operating income in excess of the growth in operating expenses while the increase in the gross efficiency ratio reflects the decrease in interest income due to the declining rate environment.

PROVISIONS FOR LOAN LOSSES

The provision for loan losses was $1,222,000, $2,260,000 and $464,000 for 2001, 2000 and 1999, respectively. The large increase in the provision in 2000 was due to a special loan loss provision as explained in the overview section of Item 6 of this report. This loan was subsequently charged off in 2001. In 2001, based on an assessment of the Bank's loan portfolio and economic conditions in its market area, management decided to increase the reserve for loan losses to 1.15% of outstanding loans. Approximately $550,000 of the 2001 provision for loan losses was to increase the reserve. In 2001, the Bank had net charge-offs of $2,712,000 (total charge-offs of $2,785,000 less recoveries of $73,000), compared to 2000, when it had net charge-offs of $362,000 (total charge-offs of $394,000 less recoveries of $32,000). In 1999, Blackhawk had net charge-offs of $359,000 (total charge-offs of $408,000 less recoveries of $49,000). Net charge-offs to average loans were 1.22% in 2001, 0.18% in 2000 and 0.20% in 1999. The allowance for loan losses as a percent of loans was 1.14% at December 31, 2001 compared to 1.76% at December 31, 2000 and to 1.04% at December 31, 1999.

INCOME TAXES

The effective income tax rate for the Company in 2001 was 25.3%. The effective income tax rate was 54.5% in 2000 and 30.9% in 1999. The resulting effective rate for 2000 was not reflective of the Company's effective tax rate under normal operating results, but was reflective of the pre-tax loss for the year and the net effect of non-deductible and non-taxable income and expenses upon that relatively smaller taxable base. Thus we are comparing effective income tax rates from 2001 and 1999. The primary reason for the decline in the effective income tax rate from 1999 to 2001 was the increased holdings of tax-exempt municipal securities. Interest income on securities exempt from federal income taxes was $762,000 for the year ended December 31, 2001 compared to $467,000 for the year ended December 31, 1999. The 63.2% increase in tax-exempt security income reduced the company's income taxes at statutory rates by an additional $94,000 for the year ended December 31, 2001 compared to the year ended December 31, 1999. Income generated at Nevahawk is not subject to state income taxes while certain U.S. government agency investments qualify for state tax exemption for the Bank within Illinois.

BALANCE SHEET ANALYSIS

Total assets as of December 31, 2001 were $330.3 million compared to $327.2 million as of December 31, 2000. While the company experienced average asset growth of 4.1% for the year ended December 31, 2001 compared to the year ended December 31, 2000, portfolio real estate loans sold to the secondary market and the effects of the weakening economy on loan demand caused year end assets to increase only .95% for the year ended December 31, 2001.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents were $11.7 million as of December 31, 2001 compared to $13.3 million at December 31, 2000. The decrease is primarily due to lower balances maintained by the Bank in non-interest bearing correspondent accounts.

INTEREST-BEARING DEPOSIT ACCOUNTS

The increase in interest-bearing deposits to $7.9 million as of December 31, 2001, from $0.8 million on December 31, 2000 was due to using the Federal Home Loan Bank of Chicago to invest a customer's large deposit on December 31, 2001.

FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS

Federal funds sold and short-term investments increased to $16.4 million as of December 31, 2001 from $2.5 million as of December 31, 2000. The increase reflects the short-term investment of excess liquidity at December 31, 2001 due to weak loan demand and the investment of a portion of a large year-end deposit in federal funds sold.

SECURITIES

Available-for-sale securities decreased $11.5 million, to $42.6 million, as of December 31, 2001 from $54.1 million as of December 31, 2000. $5.2 million of this decrease was invested in held-to-maturity securities. The majority of the balance was used to fund loan demand early in the Company's fiscal year and was, as previously mentioned, invested short-term at December 31, 2001.

FEDERAL HOME LOAN BANK OF CHICAGO STOCK

The Bank's investment in stock of the Federal Home Loan Bank of Chicago increased from $2.2 million at December 31, 2000 to $2.4 million at December 31, 2001. The increase is due to the purchase of $32,000 in additional stock as required by the FHLB and the reinvestment of dividends received.

LOANS HELD FOR SALE

As of December 31, 2001, loans held for sale were approximately $2.8 million compared to $0.7 million on December 31, 2000. The increased balance reflects the higher volume of secondary market loan refinancings during the fourth quarter of 2001.

LOANS

Net portfolio loans decreased 4.9% during 2001 to $206.4 million at December 31, 2001 from $216.9 million at December 31, 2000. The decrease is primarily due to portfolio real estate loans being refinanced and sold to the secondary market due to favorable interest rates in 2001 and the lack of consumer loan demand due to a weakening economy.

BANK PREMISES AND EQUIPMENT

Bank premises and equipment, net were $6.7 million at December 31, 2001 and 2000 and reflect the reinvestment of depreciation and amortization expense in capital additions during the year ended December 31, 2001.

INTANGIBLE ASSETS

These assets consist of goodwill and purchase premiums resulting from the purchases of the Rochelle and Belvidere institutions as well as originated mortgage servicing rights. The decrease in intangible assets between December 31, 2001 and December 31, 2000 was the result of the amortization of the purchase-accounting intangible assets.

DEPOSITS

Total deposits at December 31, 2001 were $249.6 million as compared to $260.9 million at December 31, 2000. Excluding short-term deposits of $14.4 million and $25.3 million made on the final business days of 2001 and 2000, respectively, deposits decreased 0.2%. During 2001, the Bank generated more transaction accounts. The Investor Checking account, which was introduced in 2000, saw tremendous growth in 2001 with the average balance for the year increasing $10.7 million to $11.8 million from $1.1 million for the year ended December 31, 2000.

BORROWED FUNDS

The use of alternative funding sources continued to increase during 2001. Borrowings increased to $54.5 million as of December 31, 2001 compared to $39.9 million as of December 31, 2000. The primary source for these borrowings has been, and is expected to continue to be, the Federal Home Loan Bank of Chicago ("FHLB"). Advances from the FHLB as of December 31, 2001 totaled $42.7 million.

ASSET/LIABILITY MANAGEMENT

Asset/liability management is the process of identifying, measuring and managing the risk to the Company's earnings and capital resulting from the movements in interest rates. It is the Company's objective to protect earnings and capital while achieving liquidity, profitability and strategic goals.

During 1999, the Company began to focus its measure of interest rate risk on the effect a shift in interest rates would have on earnings rather than on the amount of assets and/or liabilities subject to repricing in a given time period. Since not all assets or liabilities move at the same rate and at the same time, a determination must be made as to how each interest earning asset and each interest bearing liability adjusts with each change in the base rate. The Company develops, evaluates and amends its assumptions on an ongoing basis and analyzes its earnings exposure monthly.

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

LIQUIDITY

Liquidity, as it relates to the Bank, is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Bank's principal source of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of securities and other short-term investments, income from operations, and short-term borrowings. Additional sources include purchasing federal funds, sales of loans, sales of securities, borrowing from the Federal Reserve Bank and the FHLB and capital loans. Current year earnings can be paid to the Bank from Nevahawk, to provide additional liquidity, without incurring a tax liability under present law.

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

CAPITAL

Total shareholders equity as of December 31, 2001 was $23.7 million compared to $23.0 million as of December 31, 2000. The increase resulted from the favorable impact of interest rate changes during 2001 on the Bank's available-for-sale security portfolio which is carried in shareholders' equity as accumulated other comprehensive income. The capital ratios of the Company are in excess of the regulatory requirements. Core capital as a percent of risk based assets for 2001 is 8.5% compared to a December 31, 2000 ratio of 8.3% and a regulatory requirement of 4.0%. Total capital as a percent of risk based assets for 2001 is 9.6% compared to a December 31, 2000 ratio of 9.6% and a regulatory requirement of 8.0%. The leverage ratio for the Company is 5.9% compared to a December 31, 2000 ratio of 5.6% and a 4.0% regulatory requirement.

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

The Company's strategy over the past several years has included business combinations accounted for under the purchase accounting method which created goodwill upon the transactions' closings. The Company has goodwill of $3.1 million on its balance sheet as of December 31, 2001 which is being amortized over 20 years. The pronouncement will have the effect of eliminating the amortization of this asset and will subject it to periodic impairment analysis.

Management, at this time, cannot determine the effect that adoption of SFAS No. 142 may have on the financial statements of the Company as the statement requires a comprehensive review of previous combinations accounted for under the purchase accounting method and an analysis of impairment as of the date of adoption. The impairment analysis for goodwill and other intangible assets with an indefinite useful life has not been completed. The impairment analysis will be completed within the timelines outlined in SFAS No. 142.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The matters discussed in this report, including expectations regarding interest income, interest expense, and net interest margin, operating results and net income are forward-looking statements that involve risks and uncertainties. When used in this report, the words "believes," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those described in the forward-looking statements. The assumptions and risk factors that may cause actual results to differ materially include but are not limited to, changes in interest rates or in the volume of earning assets and liabilities, increases in non-performing or delinquent loans, the level of consumer bankruptcies, increased competition, customer loan and deposit preferences, changes in the volume of loans originated for the secondary market and changes in the volume of sales of non-deposit investment products by the Company's brokerage operation, as well as those described from time to time in the Company's SEC filings.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Pages  31  through  53  of  this  report  on   Form  10-KSB  are  hereby
incorporated by reference.

Following are supplemental data tables of the Company:

TABLE 1
RATE/VOLUME ANALYSIS

The following rate/volume analysis is prepared with non-accruing loans treated on a cash basis in accordance with the Company's practices as described in Note 4 to the Consolidated Financial Statements located within this report. Tax equivalency is calculated based on an effective combined income tax rate of 34%.

        Average Balance              Average Rate                                                        Interest Earned or Paid

   2001       2000       1999    2001    2000    1999         (Dollars in thousands)                     2001      2000      1999



                                                         Interest Earning Assets:
$ 49,234   $ 58,424   $ 54,669   6.24%   6.38%   5.93%      Taxable investment securities              $ 3,074   $ 3,725   $ 3,240
  17,992     15,095     11,343   6.42%   5.33%   5.91%      Tax-exempt investment securities (1)<F1>     1,155       805       670
  67,226     73,519     66,012   6.29%   6.16%   5.92%            Total investments                      4,229     4,530     3,910
 222,176    204,021    181,089   8.31%   8.62%   8.74%      Loans                                       18,465    17,580    15,817
   2,219        705      4,201   3.24%   3.76%   6.86%      Federal funds sold & short                      72        27       288
                                                              term investments
   1,349      1,962     11,585   3.41%   7.85%   2.17%      Interest bearing                                46       154       251
                                                              deposits in banks

$292,970   $280,207   $262,887   7.79%   7.96%   7.71%   TOTAL INTEREST EARNING ASSETS                 $22,812   $22,291   $20,266

                                                         Interest Bearing Liabilities:

$ 28,443  $ 18,499    $ 17,468   2.13%   1.71%   1.08%      Interest bearing demand deposits           $   607   $   316   $   189
  51,068    56,749      62,869   2.20%   1.88%   2.97%      Savings deposit                              1,123     1,066     1,866
 128,596   127,702     125,920   5.48%   6.23%   5.55%      Time deposits                                7,051     7,952     6,994
 208,107   202,950     206,257   4.22%   4.60%   4.39%         Total interest bearing deposits           8,781     9,334     9,049
  11,439    30,394      21,732   4.04%   6.38%   2.97%      Short-term borrowings                          462     1,941       646
  47,157    20,039       6,873   5.84%   6.33%  14.71%     Other borrowings                              2,753     1,268     1,011

$266,703  $253,383    $234,862   4.50%   4.95%   4.56%  TOTAL INTEREST BEARING LIABILITIES             $11,996   $12,543   $10,706

                                 3.29%   3.01%   3.15%  INTEREST RATE SPREAD


                                 3.69%   3.48%   3.64%  NET INTEREST MARGIN/INCOME                     $10,816   $ 9,748   $ 9,560

TABLE 1
RATE/VOLUME ANALYSIS
(CONTINUED)

                                                       2001 Compared to 2000                        2000 Compared to 1999

                                                    Increase (Decrease) due to                   Increase (Decrease) due to
                                                            Rate/Volume                                  Rate/Volume

             (Dollars in thousands)                                   Rate/                                       Rate/
                                                Rate      Volume     Volume      Net          Rate    Volume     Volume       Net
Interest Earning Assets:
   Taxable investment securities              $   (77)   $   (586)   $   12    $  (651)      $ 246    $  222    $    17     $  485
   Tax-exempt investment securities (1)<F1>       164         154        32        350         (65)      222        (22)       135
      Total investments                            87        (432)       44       (301)        181       444         (5)       620
   Loans                                         (624)      1,564       (55)       885        (213)    2,003        (27)     1,763
   Federal funds sold & short term
     Investments                                   (4)         58        (9)        45        (130)     (239)       108       (261)
   Interest bearing deposits in banks             (87)        (48)       27       (108)        658      (208)      (547)       (97)

   TOTAL EARNING ASSETS                       $  (628)    $ 1,142   $     7    $   521       $ 496    $2,000    $  (471)    $2,025

Interest Bearing Liabilities:
   Interest bearing demand deposits           $    79     $   170   $    42    $   291       $ 110    $   11    $     6     $  127
   Savings deposits                               182        (107)      (18)        57        (686)     (182)        67       (801)
   Time deposits                                 (951)         56        (6)      (901)        847        99         12        958
      Total interest bearing deposits            (690)        119        18       (553)        271       (72)        85        284
   Short-term borrowings                         (711)     (1,210)      442     (1,479)        741       258        296      1,295
   Long-term borrowings                           (98)      1,716      (133)     1,485        (576)    1,937     (1,103)       258

TOTAL INTEREST BEARING
   LIABILITIES                                $(1,499)    $   625   $   327    $  (547)      $ 436    $2,123    $  (722)    $1,837

NET INTEREST MARGIN                           $   871     $   517   $  (320)   $ 1,068       $  60    $ (123)   $   251     $  188

(1)<F1> Tax exempt investment securities are presented on a tax-equivalent basis.

TABLE 2

ANALYSIS OF LOAN PORTFOLIO

                                                 2001                       2000                       1999
(Dollars in thousands)                                 % of                        % of                       % of
                                          Amount      Total         Amount        Total        Amount        Total

Real estate-mortgage                     $136,625     65.33%       $153,033       70.30%      $136,943       71.80%
Real estate-construction                    9,806      4.69%          4,551        2.09%         2,047        1.07%
Real estate-held-for-sale                   2,752      1.31%            739        0.34%           540        0.28%
Consumer                                   27,851     13.32%         32,139       14.77%        29,224       15.32%
Commercial                                 34,505     16.50%         31,097       14.29%        23,965       12.57%

Gross loans                               211,539    101.15%        221,559      101.79%       192,719      101.05%

Allowance for loan loss                    (2,404)    -1.15%         (3,894)      -1.79%        (1,996)      -1.05%

Net loans                                $209,135    100.00%       $217,665      100.00%      $190,723      100.00%

ALLOCATION OF ALLOWANCE FOR LOAN LOSS BY CATEGORY
                                                    2001                       2000                      1999

                                                        Percent of                 Percent of                Percent of
                                                        Gross Loans                Gross Loans               Gross Loans
(Dollars in thousands)                         Amount   By Category     Amount     by Category     Amount    by Category

Real estate-mortgage                           $  939      39.06%       $2,717        69.77%       $  677       33.92%
Real estate-construction                            0       0.00%            0         0.00%            0        0.00%
Consumer                                          809      33.65%          568        14.59%          578       28.96%
Commercial                                        656      27.29%          609        15.64%          741       37.12%

Total                                          $2,404     100.00%       $3,894       100.00%       $1,996      100.00%

SUMMARY OF LOAN LOSS EXPERIENCE
                                                                         December 31,

(Dollars in thousands)                                2001      2000       1999      1998         1997
Allowance for loan losses, beginning                $3,894    $1,996     $1,915     $1,523      $1,186
Amounts associated with acquisition                      0         0          0        452         321
Amounts associated with sale                             0         0         24          0           0
Amounts charged-off:
   Real estate-mortgage                              2,445       196         94          1         110
   Consumer                                            340       170        314        180         104
   Commercial                                            0        28          0        214           1
      Total Charge-offs                              2,785       394        408        395         215

Recoveries on amounts previously charged-off:
   Real estate-mortgage                             $   30    $    1     $    5     $    0      $    2
   Consumer                                             43        31         44         13          17
   Commercial                                            0         0          0          7          20
      Total recoveries                                  73        32         49         20          39
      Net charge-offs                                2,712       362        359        375         176
Provision charged to expense                         1,222     2,260        464        315         192
Allowance for loan losses, ending                   $2,404    $3,894     $1,996     $1,915      $1,523

NON-PERFORMING LOANS AT PERIOD END
Impaired loans                                      $1,147    $2,063     $1,984     $2,389      $  325
Non-accrual                                          2,808     1,819        565        857         663
Past due 90 days or more and still accruing            356       280        529        240          90
   Total problem loans                              $4,311    $4,162     $3,078     $3,486      $1,078

RATIOS
Allowance for loan loss to period-end loans          1.14%     1.76%      1.04%      1.08%       1.11%
Net charge-offs to average loans                     1.22%     0.18%      0.20%      0.24%       0.14%
Recoveries to charge -offs                           2.62%     8.12%     12.01%      5.06%      18.14%
Problem loans to gross loans                         2.04%     1.88%      1.60%      1.41%       0.77%

EFFECT ON INTEREST INCOME OF
NON-ACCRUAL LOANS
Income recognized                                   $  177    $   74     $   35    $   33       $   34
Income that would have been recognized in
accordance with the original loan terms                185       178         73        76           78

TABLE 3

OTHER INCOME AND EXPENSE

                                        2001                            2000                              1999
(Dollars in thousands)                         % of                              % of                               % of
                                              Average                          Average                             Average
                                Amount         Assets         Amount            Assets          Amount             Assets

Other operating expenses        $10,870         3.41%         $10,257            3.35%          $10,098              3.52%
Other operating income            2,826         0.89%           2,385            0.78%            2,806              0.98%

Net non-interest expense        $ 8,044         2.52%         $ 7,872            2.57%          $ 7,292              2.54%

TABLE 4

THREE-YEAR COMPARISON OF AVERAGE BALANCE SHEETS
                                                         Years Ended December 31,
                                            2001                     2000                         1999
                                                 Percent of                Percent of                   Percent of
(Dollars in thousands)                Amount       Total      Amount         Total         Amount          Total
ASSETS:
   Federal funds sold
      and short term investments     $  2,219      0.70%     $    705        0.23%       $  4,201          1.47%
   Interest bearing deposit
       Accounts                         1,349      0.42%        1,962        0.64%         11,585          4.04%
   Taxable investment
       Securities                      51,537     16.14%       58,424       19.07%         54,669         19.07%
   Tax-exempt investment
       Securities                      17,992      5.64%       15,095        4.92%         11,343          3.96%
  Loans, net of unearned
       Income                         222,176     69.60%      204,021       66.56%        181,089         63.18%

     Total earning assets             295,273     92.50%      280,207       91.42%        262,887         91.72%

   Cash and due from banks             10,016      3.14%       11,106        3.62%          5,256          1.83%
   Bank premises and equipment          6,838      2.14%        6,802        2.22%          7,065          2.46%
   Other non-earning assets             7,108      2.22%        8,407        2.74%         11,460          4.00%

     Total non-earning assets          23,962      7.50%       26,315        8.58%         23,781          8.30%

TOTAL ASSETS                         $319,235    100.00%     $306,522      100.00%       $286,668        100.00%

TABLE 4  (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY/CAPITAL
LIABILITIES:                                                    Years Ended December 31,

                                             2001                     2000                         1999
                                                       % of                       % of                         % of
                                                    Average                    Average                      Average
                                          Amount     Assets       Amount        Assets       Amount          Assets
   Interest bearing demand deposits     $ 28,443      8.91%     $ 18,499         6.04%     $ 17,468           6.09%
   Savings accounts                       51,068     16.00%       56,749        18.51%       62,869          21.93%
   Time deposits                         128,596     40.28%      127,702        41.66%      125,920          43.93%

    Total interest bearing deposits      208,107     65.19%      202,950        66.21%      206,257          71.96%

   Short-term borrowings                  11,439      3.58%       30,394         9.90%       21,732           7.58%
   Other borrowings                       47,157     14.78%       20,039         6.54%        6,873           2.40%

    Total interest-bearing               266,703     83.55%      253,383        82.67%      234,862          81.94%
       liabilities

   Non-interest bearing deposits          26,315      8.24%       26,651         8.69%       25,538           8.91%
   Other liabilities                       2,530      0.79%        2,651         0.86%        2,394           0.84%

    Total liabilities                    295,548     92.58%      282,685        92.22%      262,794          91.68%

  Stockholders' Equity/Capital            23,687      7.42%       23,837         7.78%       23,874           8.33%

TOTAL LIABILITIES AND
STOCKHOLDERS'
EQUITY/CAPITAL                          $319,235    100.00%     $306,522       100.00%     $286,668         100.00%

TABLE 5

INVESTMENT SECURITIES
                                                             December 31,

(Dollars in thousands)                                  2001     2000    1999
Available-for-Sale
US Treasury                                            $     0  $     0  $   246
US Government Agency                                    37,459   49,142   42,745
Tax-exempt obligations                                     233      556      155
Other securities                                         4,931    4,370    5,925
Total market value of available for sale securities     42,623   54,068   49,071

Held-to-Maturity
US Treasury                                                  0        0    2,000
US Government Agency                                     4,768    4,253    5,225
Tax-exempt obligations                                  18,967   14,277   12,471
Total book value of held-to-maturity securities         23,735   18,530   19,696

Total market value of held-to-maturity securities       24,172   18,530   19,373

Total book value of securities                         $66,358  $72,598  $68,767

TABLE 6

MATURITY OF INVESTMENT SECURITIES
                                    Within             After One but           After Five but
                                   One Year          Within Five Years        Within Ten Years        After Ten Years

(Dollars in thousands)          Amount    Yield       Amount     Yield      Amount       Yield       Amount      Yield
Available-for-Sale
US Government Agency            $1,688    5.29%       $30,792    5.83%        $1,939      6.24%        $3,040    6.20%
Tax-exempt obligations             233    6.50%             0    0.00%             0      0.00%             0    0.00%
Other securities                 1,806    4.72%         3,125    5.94%             0      0.00%             0    0.00%

Total                            3,727    5.09%        33,917    5.84%         1,939      6.24%         3,040    6.20%

Held-to-Maturity
US Government Agency                 0    0.00%             0    0.00%         2,715      5.64%         2,053    6.05%
Tax-exempt obligations           2,439    4.12%        14,070    4.26%         2,458      4.52%             0    0.00%

Total                            2,439    4.12%        14,070    4.26%         5,173      5.11%         2,053    6.05%

Grand Total                     $6,166    4.71%       $47,987    5.38%        $7,112      5.42%        $5,093    6.14%

TABLE 7

MATURITY AND INTEREST SENSITIVITY OF LOANS
December 31, 2001
                                                                                                      Greater Than
(Dollars in thousands)                  Time Remaining to Maturity                                      One Year

                                                After One                                          Fixed        Floating
                              Due Within        But Within       After Five                      Interest       Interest
                               One Year         Five Years         Years           Total           Rate           Rate
Real estate-mortgage            $ 1,128          $ 86,481         $49,016         $136,625       $ 60,325        $75,172
Real estate-construction          7,414             2,381              11            9,806             95          2,297
Consumer                          2,386            24,690             775           27,851         25,465              0
Commercial                          876            30,889           2,740           34,505         17,837         15,792

Gross Loans                     $11,804          $144,441         $52,542         $208,787       $103,722        $93,261

TABLE 8

COMPOSITION OF DEPOSITS AND INTEREST RATES PAID
                                                      Years Ended December 31,

                                               2001                             2000                            1999

                                  Average    Percent of    Average   Average   Percent of   Average   Average  Percent of  Average
(Dollars in thousands)            Balance      Total        Rate     Balance     Total       Rate     Balance    Total      Rate
Non-interest bearing demand
   deposits                       $ 26,315     11.23%           -     $26,651     11.61%        -     $ 25,538   11.02%        -
Interest bearing demand deposits    28,443     12.13%       2.13%      18,499      8.05%     1.71%      17,468    7.54%     1.08%
Savings deposits                    51,068     21.78%       2.20%      56,749     24.72%     1.88%      62,869   27.12%     2.95%
Time deposits                      128,596     54.86%       5.48%     127,702     55.62%     6.23%     125,920   54.32%     5.56%

Total                             $234,422    100.00%       4.22%    $229,601    100.00%     4.98%    $231,795  100.00%     4.39%

TABLE 9

INTEREST RATE RISK ANALYSIS

                                    Time Remaining to Maturity

December 31, 2001              Due Within         Four to          Seven to            After
(Dollars in thousands)          3 months          6 months         12 months         12 months           Total
Certificates of Deposit
   Less than $100,000            $15,754          $14,555           $27,560            $37,752          $95,621
   More than $100,000              7,478            7,270             3,390              5,373           23,511

Total                            $23,232          $21,825           $30,950            $43,125         $119,132

TABLE 10

SHORT-TERM BORROWINGS
(Dollars in thousands)
Balance outstanding December 31,          2001          2000           1999

Repurchase agreements                    $5,037        $9,323          $4,164
Fed funds purchased                           0             0           4,400
FHLB Open line of credit                      0             0          10,000
Line of Credit                            1,050           550               0
                                         ------        ------         -------
                                         $6,087        $9,873         $18,564
                                         ------        ------         -------
                                         ------        ------         -------

Weighted rate December 31,
Repurchase agreements                     1.25%         4.34%           3.25%
Fed funds purchased                          --            --           4.00%
FHLB Open line of credit                     --            --           4.74%
Line of Credit                            3.93%         7.91%              --
                                         ------        ------         -------

                                          1.71%         4.53%           4.23%
                                         ------        ------         -------
                                         ------        ------         -------


Maximum month-end outstanding
balance
Repurchase agreement                    $12,599       $15,132         $10,121
Fed funds purchased                       6,865        10,200          13,500
FHLB Open line of credit                      0        25,500          10,000
Line of Credit                            1,050           550               0

Year-to-date average amount
outstanding
Repurchase agreements                   $ 8,071       $10,651         $ 3,734
Fed funds purchased                       1,004         3,793           6,873
FHLB Open line of credit                    697        15,770           1,570
Line of Credit                            1,010           180               0
                                        -------       -------         -------
                                        $10,782       $30,394         $12,177
                                        -------       -------         -------
                                        -------       -------         -------

Year-to-date average weighted rate
Repurchase agreements                     3.92%         5.77%           4.93%
Fed funds purchased                       5.14%         6.74%           5.64%
FHLB Open line of credit                  6.43%         6.69%           5.62%
Line of Credit                            4.94%         7.98%              --
                                        -------       -------         -------
                                          4.29%         6.38%           5.41%
                                        -------       -------         -------
                                        -------       -------         -------

TABLE 11

INTEREST RATE RISK ANALYSIS
                                                              Two-        Four-       Seven-        Ten-       Over
December 31, 2000                                  One        three         six        nine        twelve      One
(Dollars in thousands)                            Month       months      months      months       months      year       Total
Federal funds sold and short-term investments    $16,417      $     0     $     0     $     0      $     0   $      0    $ 16,417
Interest bearing deposits                          7,857            0           0           0            0          0       7,857
Taxable investment securities                      1,930        1,436       2,045         461        2,122     39,164      47,158
Tax-exempt investment securities                     120        1,141       1,035           0          376     16,528      19,200
Federal Home Loan Bank of Chicago stock                0        2,385           0           0            0          0       2,385
Loans                                             42,910       20,857      22,090      22,148       17,760     85,774     211,539

Total interest-earning assets                    $69,234      $25,819     $25,170     $22,609      $20,258   $141,466    $304,556

TABLE 12

SELECTED EQUITY RATIOS                             2001     2000     Regulatory
                                                   Ratio    Ratio    Requirement

Equity as a percent of assets                      7.19%    7.03%        N/A
Core capital as a percent of risk based assets     8.49%    8.25%      4.00%
Total capital as a percent of risk based assets    9.61%    9.57%      8.00%
Leverage ratio                                     5.87%    5.64%      4.00%

TABLE 13


SELECTED FINANCIAL RATIOS
                                                              2001          2000        1999         1998         1997
Return on average assets                                      0.27%       (0.09)%       0.39%        0.87%        1.07%
Return on average equity                                      3.65%       (1.19)%       4.64%        8.33%        8.61%
Average equity to average assets                              7.42%         7.78%       7.43%       10.22%       12.40%
Dividend payout ratio                                       114.58%           n/m     100.18%       53.41%       50.00%
Interest rate spread                                          3.27%         3.01%       3.15%        3.59%        3.72%
Net interest margin                                           3.67%         3.48%       3.64%        4.24%        4.52%
Net non-interest expense to assets                            2.52%         2.57%       2.54%        2.29%        2.38%
Efficiency ratio                                             82.04%        86.23%      81.66%       68.06%       64.76%
Allowance for loan losses to total loans at end of period     1.14%         1.79%       1.04%        1.08%        1.11%

TABLE 14

LOCATIONS                               Owned or                                                       Owned or
Address                                 Leased         Address                                         Leased
400 Broad St., Beloit, WI 53511         Owned          2475 N. Perryville Road, Rockford, IL 61107     Owned
2200 Cranston Rd., Beloit, WI 53511     Owned          1021 N. State St., Belvidere, IL 61008          Owned
1795 Madison Rd., Beloit, WI 53511      Owned          121 E. Locust Ave., Belvidere, IL 61008         Owned
2785 Milwaukee Rd., Beloit, WI 53511    Leased         422 Cherry Ave., Rochelle, IL 61068             Owned
5206 Elevator Rd., Roscoe, IL 61073     Leased         307 N. Franklin Dr., Oregon, IL 61061           Owned

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

a) Directors of the registrant. The information that will appear under "Election of Directors" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 15, 2002 is incorporated herein by this reference.

b) Executive officers of the Registrant. The information presented in Item I of this report is incorporated herein by this reference.

c) Section 16(a) Beneficial Ownership Reporting Compliance. The information that will appear under "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement to be prepared and filed for the Company's Annual Meeting of stockholders to be held on May 15, 2002 is incorporated herein by this reference.

ITEM 10  EXECUTIVE COMPENSATION

The information that will appear under "Director and Executive Compensation" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 15, 2002 is incorporated herein by this reference.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information that will appear under "Beneficial Ownership of Securities" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 15, 2002 is incorporated herein by this reference.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information that will appear under "Certain Transactions with Management and Others" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 15, 2002 is incorporated herein by this reference.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

a)   Documents Filed:

1 and  2.    Financial  Statements.   See  the  following  "Index  to  Financial
Statements and Financial Statement Schedules" which is incorporated herein by this reference.

3            Exhibits.  See "Exhibit Index" which is incorporated herein by this reference.

b)   Reports On Form 8-K:

             During the fourth quarter of 2001 the Company filed one report on Form 8-K. An 8-K filed on October 4, 2001 announced the resignation of Keith D. Hill as Vice President and Chief Financial Officer of the Company and Bank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2002.

                                       Blackhawk Bancorp, Inc.

                                       By /s/ Todd J. James
                                       -----------------------------------------
                                       Todd J. James
                                       Senior Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 20, 2002.

Principal Executive Officer and Director:
  Director, President and                         /s/ R. Richard Bastian, III
  Chief Executive Officer                         ------------------------------
                                                  R. Richard Bastian, III,
                                                  President and Chief
                                                  Executive Officer

Principal Financial Officer                       /s/ Todd J. James
                                                  ------------------------------
                                                  Todd J. James
                                                  Senior Vice President,
                                                  Treasurer and Chief
                                                  Financial Officer

Principal Accounting Officer                      /s/ Thomas L. Lepinski
                                                  ------------------------------
                                                  Thomas L. Lepinski, C.P.A.,
                                                  Principal Accounting Officer

Directors:


/s/ John B. Clark                                 /s/ Merritt J. Mott
-----------------------------                     -----------------------------
    John B. Clark                                     Merritt J. Mott

/s/ H. Daniel Green                               /s/ Sunil Puri
-----------------------------                     -----------------------------
    Dr. H. Daniel Green                               Sunil Puri

/s/ Charles Hart                                  /s/ George D. Merchant
-----------------------------                     -----------------------------
    Charles Hart                                      George D. Merchant

/s/ Kenneth A Hendricks                           /s/Roger K. Taylor
-----------------------------                     -----------------------------
    Kenneth A. Hendricks                              Roger K. Taylor

/s/ Charles J. Howard                             /s/Dennis M. Conerton
-----------------------------                     -----------------------------
    Charles J. Howard                                 Dennis M. Conerton

                            Blackhawk Bancorp, Inc.
                                Exhibit Index To
                       2001 Annual Report on Form 10-KSB

                                                                                            Filed
Exhibit                                         Incorporated Herein                         Here-
Number     Description                          By Reference To:                            with      Page No.
------     -----------                          ----------------                            -----     --------

3.1        Amended and Restated Articles of     Exhibit 3.1 to
           Incorporation of Blackhawk           Amendment No. 1 to Registration
           Bancorp, Inc.                        Statement on Form S-1(Reg. No. 33.32351)


3.2        By-Laws of Blackhawk Bancorp,        Exhibit 3.2 to  Amendment No. 1 to
           Inc., as amended.                    Registration Statement on Form S-1


3.3        Amendments to By-Laws                Exhibit 3.3 to 1994 Form 10-KSB dated
           of Blackhawk Bancorp,                March 29, 1995
           Inc., as amended.

3.4        Amendments to By-Laws of             Exhibit 3.4 to 1994 Form 10-KSB dated
           Blackhawk Bancorp, Inc., as          March 29, 1995.
           amended.

4.1        Sections 15 and 19 of Plan of        Exhibit 1.2 to Amendment No. 1 to
           Conversion of Beloit Savings         Registration Statement on Form-1
           Bank, as amended                     (No. 33-32351) filed on March 5, 1990.


10.12      Blackhawk State Bank Officer         Exhibit 10.12 to 1996 Form 10-KSB, dated
           Bonus Plan, as amended *<F2>         March 28, 1997

10.2       Written description of Plan for      Proxy Statement for its Annual Meeting of
           Life  Insurance of Blackhawk         Stockholders, on May 8, 1991, dated April
           State Bank *<F2>                     4, 1991


10.3       Blackhawk Bancorp, Inc. Employee     Exhibit 10.3 to 1990 Form 10-K, dated
           Stock Ownership Plan *<F2>           March 31, 1990


10.31      Amendment to Blackhawk Bancorp,      Exhibit 10.31 to 1994 Form 10-KSB,
           Inc. Employee Stock Ownership        dated March 29, 1995
           Plan *<F2>

10.4       Blackhawk Bancorp, Inc. Employee     Exhibit 10.4 to Amendment No. 1 to
           Stock Ownership Trust *<F2>          Registration Statement Form S-1
                                                (No. 33-32351)

10.5       Blackhawk Bancorp, Inc.              Exhibit 10.5 to Amendment No. 1 to
           Directors' Stock Option              Registration Statement Form S-1
           Plan *<F2>                           (No. 33-32351)


10.6       Blackhawk Bancorp, Inc.              Exhibit 10.6 to Registration Statement
           Executive Stock Option Plan *<F2>    Form S-1 (No. 33-32351)


10.7       Form of Severance Payment            Exhibit 10.8 to Amendment No. 1 to
           Agreement entered into between       Registration Statement Form S-1
           Blackhawk State Bank and Messrs.     (No. 33-32351)
           Calkins, Kelley and Rusch *<F2>


10.71      Form of Severance Payment            Exhibit 10.8 to 1994 Form 10-KSB, dated
           Agreement entered into between       March 29, 1995
           Blackhawk State Bank and Mr.
           Conerton *<F2>

10.8       Blackhawk Bancorp, Inc.              Exhibit 10.9 to 1994 Form 10-KSB, dated
           Directors' Stock Option              March 29, 1995
           Plan *<F2>

10.9       Blackhawk Bancorp, Inc.              Proxy Statement for its Annual Meeting
           Executive Stock Option               of Stockholders on May 13, 1998, dated
           Plan *<F2>                           April 2, 1998

21         Subsidiaries of                                                                  X
           Registrant

*<F2> Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the description of the exhibit.

                            BLACKHAWK BANCORP, INC.

        Index To Financial Statements And Financial Statement Schedules

The following Consolidated Financial Statements of the Blackhawk Bancorp, Inc. are incorporated in Item 7 of this 10-KSB.

10-KSB page as indicated:

                                                                     Annual
                                                                  Report Pages
                                                                  ------------

Independent Auditor's Report                                             33

Consolidated Balance Sheets - December 31, 2001
  and 2000                                                               34

Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999                                       35

Consolidated Statements of Shareholders' Equity for
  the years ended December 31, 2001, 2000 and 1999                       36

Consolidated Statements of Cash Flows for the years
  ended December 31, 2001, 2000 and 1999                                 37

Notes to the Consolidated Financial Statements                        38-53

                            BLACKHAWK BANCORP, INC.
                                 AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 2001

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Blackhawk Bancorp, Inc.
Beloit, Wisconsin

We have audited the accompanying consolidated balance sheets of Blackhawk Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk Bancorp, Inc. and Subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli Ullrich Bertelson LLP

Wipfli Ullrich Bertelson LLP
February 15, 2002
Green Bay, Wisconsin

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 2001 AND 2000

                                                          2001           2000

ASSETS                                                   (Dollars in thousands)

Cash and cash equivalents                                $11,746       $13,336
Interest-bearing deposit accounts                          7,857           780
Federal funds sold and other short-term investments       16,417         2,529
Securities:
     Available-for-sale                                   42,623        54,068
     Held-to-maturity, fair value of $24,172
       in 2001 and $18,530 in 2000                        23,735        18,530
Federal Home Loan Bank of Chicago stock, at cost           2,385         2,200
Loans held for sale                                        2,752           739
Loans, net of allowance for loan losses of $2,404
  in 2001 and $3,894 in 2000                             206,383       216,926
Bank premises and equipment, net                           6,716         6,732
Accrued interest receivable                                2,067         2,481
Intangible assets                                          5,040         5,671
Other assets                                               2,554         3,179
                                                        --------      --------
     Total Assets                                       $330,275      $327,171
                                                        --------      --------
                                                        --------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Deposits:
          Non-interest bearing                          $ 36,618      $ 28,875
          Interest bearing                               212,987       232,068
                                                        --------      --------
               Total deposits                            249,605       260,943
                                                        --------      --------
     Borrowed funds:
          Short-term borrowings                            6,087         9,873
          Other borrowings                                48,388        30,031
                                                        --------      --------
               Total borrowed funds                       54,475        39,904
                                                        --------      --------
     Accrued interest payable                              1,044         1,765
     Other liabilities                                     1,410         1,564
                                                        --------      --------
               Total Liabilities                         306,534       304,176
                                                        --------      --------

SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value per share;
       authorized
       1,000,000 shares; issued, none                          -             -
     Common stock, $.01 par value per share;
       authorized
       10,000,000 shares; issued 2,371,398
       in 2001 and 2,347,598 in 2000                          24            23
     Additional paid in capital                            7,555         7,417
     Retained earnings                                    15,447        15,573
     Treasury stock, 4,980 and 10,324
      shares, at cost                                        (58)         (120)
     Accumulated other comprehensive income                  773           102
                                                        --------      --------
          Total Shareholders' Equity                      23,741        22,995
                                                        --------      --------
          Total Liabilities and Shareholders' Equity    $330,275      $327,171
                                                        --------      --------
                                                        --------      --------

                 See Notes to Consolidated Financial Statements

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                 2001       2000        1999

                                                     Dollars in thousands
                                                    (except per share data)
Interest Income:
   Interest and fees on loans                  $18,465    $17,580     $15,817
Interest on securities:
Taxable                                          3,074      3,725       3,240
Exempt from federal income taxes                   762        567         467
Interest on federal funds sold and other            72         27         288
short-term investments
Interest on interest-bearing deposits               46        154         251
                                               -------    -------     -------
Total interest income                           22,419     22,053      20,063
                                               -------    -------     -------

Interest Expense:
   Interest on deposits                          8,781      9,334       9,049
   Interest on short-term borrowings               462      1,940         646
   Interest on other borrowings                  2,753      1,269       1,011
                                               -------    -------     -------
        Total interest expense                  11,996     12,543      10,706
                                               -------    -------     -------
          Net interest income                   10,423      9,510       9,357

Provision for loan losses                        1,222      2,260         464
                                               -------    -------     -------
        Net interest income after
           provision for loan losses             9,201      7,250       8,893
                                               -------    -------     -------
Other Operating Income:
   Service charges on deposit accounts           1,742      1,496       1,294
   Gain on sale of mortgage loans                  563        143         414
   Brokerage and annuity commissions               123        228         338
   Trust department income                         165        167         150
   Net loan servicing fees                         (49)       123         146
   Gain on sales of securities                     132         25          69
   Net gain (loss) on sale of other assets         (76)       (12)        151
   Other income                                    226        215         244
                                               -------    -------     -------
        Total other operating income             2,826      2,385       2,806
                                               -------    -------     -------

Other Operating Expenses:
   Salaries and wages                            4,128      3,899       3,924
   Employee benefits                             1,067        959         887
   Occupancy expense, net                          761        650         681
   Furniture and equipment                         768        817         804
   Data processing                                 750        758         764
   Professional fees                               636        367         236
   Advertising and marketing                       280        278         284
   Telephone and telecommunications                292        253         231
   Office supplies                                 283        245         265
   Amortization of intangible assets               497        549         604
   Other operating expenses                      1,408      1,482       1,418
                                               -------    -------     -------
        Total other operating expenses          10,870     10,257      10,098
                                               -------    -------     -------
        Income (Loss) before income taxes        1,157       (622)      1,601
   Provision (Credit) for income taxes             293       (339)        494
                                               -------    -------     -------
          Net Income (Loss)                    $   864    $  (283)    $ 1,107
                                               -------    -------     -------
                                               -------    -------     -------

          Basic Earnings (Loss) Per Share      $  0.37    $ (0.12)    $  0.48
                                               -------    -------     -------
                                               -------    -------     -------
          Diluted Earnings (Loss) Per Share    $  0.36    $ 0.12)     $  0.46
                                               -------    -------     -------
                                               -------    -------     -------
          Dividends Per Share                  $  0.42    $  0.48     $  0.48
                                               -------    -------     -------
                                               -------    -------     -------

                 See Notes to Consolidated Financial Statements

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                                 Accumulated
                                             Additional                                             Other
                                  Common      Paid In           Retained        Treasury        Comprehensive
                                  Stock       Capital           Earnings          Stock         Income (Loss)         Total
                                  -----       -------           --------          -----         -------------         -----

                                                                       Dollars in thousands

Balance December 31, 1998        $  23        $7,229            $16,975           $(120)          $    293           $24,400

Net income                                                        1,107                                                1,107
Other comprehensive loss                                                                            (1,151)           (1,151)
                                                                                                                     -------
Total comprehensive loss                                                                                                 (44)
Cash dividends declared on                                       (1,109)                                              (1,109)
  common stock
Exercise of stock options                         78                                                                      78
                                 -----        ------            -------           -----           --------           -------
Balance December 31, 1999           23         7,307             16,973            (120)              (858)           23,325

Net loss                                                           (283)                                                (283)
Other comprehensive income                                                                             960               960
                                                                                                                     -------
Total comprehensive income                                                                                               677
Cash dividends declared on                                       (1,117)                                              (1,117)
  common stock
Exercise of stock options                        110                                                                     110
                                 -----        ------            -------           -----           --------           -------
Balance December 31, 2000           23         7,417             15,573            (120)               102            22,995

Net income                                                          864                                                  864
Other comprehensive income                                                                             671               671
                                                                                                                     -------
Total comprehensive income                                                                                             1,535
Cash dividends declared on                                         (990)                                                (990)
  common stock
Sale of treasury stock                           (12)                                62                                   50
Exercise of stock options            1           150                                                                     151
                                 -----        ------            -------           -----           --------           -------
Balance December 31, 2001        $  24        $7,555            $15,447           $ (58)          $    773           $23,741
                                 -----        ------            -------           -----           --------           -------
                                 -----        ------            -------           -----           --------           -------

                 See Notes to Consolidated Financial Statements

                   BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


CASH FLOWS FROM OPERATING ACTIVITIES                                         2001          2000           1999
                                                                             ----          ----           ----

                                                                                   (Dollars in thousands)

 Net Income (Loss)                                                        $    864       $  (283)      $  1,107
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Provision for loan losses                                               1,222         2,260            464
     Provision for depreciation and amortization                             1,414         1,421          1,337
     Amortization of premiums and (accretion of discounts) on
       Investment securities, net                                               72            36             67
     Gain on sale of loans held for sale                                      (563)         (143)          (414)
     FHLB stock dividends                                                     (146)          (82)             -
     Gain on sale of finance subsidiary loan portfolio                           -             -           (144)
     Gain on sale of securities available for sale                            (132)          (25)           (69)
     Gain on sale of mortgage servicing rights                                   -          (205)             -
     Loss on sale/disposal of property and equipment                            73           217             23
     Loans originated for sale                                             (33,624)       (8,519)       (23,999)
     Proceeds from the sale of loans held for sale                          32,173         8,447         28,004
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable                      407          (453)          (120)
       (Increase) decrease in other assets                                     597          (439)           (45)
       (Decrease) increase in accrued interest payable
         and other liabilities                                                (746)          804         (1,092)
                                                                           -------       -------        -------
     Net cash provided by operating activities                               1,611         3,036          5,119
                                                                           -------       -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES

     Decrease (increase) in federal funds sold, interest-bearing
       deposits and other short-term investments, net                      (20,966)        1,398         24,496
     Proceeds from maturities and calls of securities available-for-sale    26,966         3,324          7,998
     Proceeds from maturities and calls of securities held-to-maturity       2,655         4,230          8,840
     Purchases of securities available-for-sale                            (18,618)      (13,759)       (25,513)
     Purchases of securities held-to-maturity                               (7,934)       (3,126)        (9,055)
     Proceeds from the sale of securities available-for-sale                 4,297         4,820            229
     Purchase of FHLB stock                                                    (32)            -              -
     Proceeds from the sale of finance subsidiary loan portfolio                 -             -          1,383
     Proceeds from the sale of mortgage servicing rights                         -           988              -
     Proceeds from sale of property, equipment and OREO                        845             7             52
     Loans originated, net of principal collected                            8,139       (29,424)       (15,860)
     Purchase of bank premises and equipment                                  (891)         (442)          (660)
                                                                           -------       -------        -------
     Net cash used in investing activities                                  (5,539)      (31,984)        (8,090)
                                                                           -------       -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in deposits                                      (11,338)       26,818         (7,270)
  Net increase (decrease) in short-term borrowings                          (3,786)       (8,691)        13,988
  Proceeds from long-term borrowings                                        24,200        18,000          3,500
  Payments on long-term borrowings                                          (5,843)       (4,772)        (3,820)
  Dividends paid                                                            (1,057)       (1,117)        (1,109)
  Proceeds from issuance of common stock                                       112            52             78
  Proceeds from sale of treasury stock                                          50             -              -
                                                                           -------       -------        -------
     Net cash provided by financing activities                               2,338        30,290          5,367
                                                                           -------       -------        -------
     Increase (decrease) in cash and cash equivalents                       (1,590)        1,342          2,396
  Cash and cash equivalents:
     Beginning                                                              13,336        11,994          9,598
                                                                           -------       -------        -------
     Ending                                                                $11,746       $13,336        $11,994
                                                                           -------       -------        -------
                                                                           -------       -------        -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
     Interest                                                              $12,717       $12,012        $10,722
     Income taxes                                                               43           332            742

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES
   Other assets acquired in settlement of loans                              1,182           422            874

                 See Notes to Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

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

                 As of December 31, 2001 and 2000, 65% and 69%, respectively, of the gross loan portfolio consisted of real estate loans on real estate located in Southcentral Wisconsin and Northcentral Illinois. Generally, these loans are expected to be repaid from the cash flows of the borrowers and are collateralized by the related property. Credit losses arising from real estate lending transactions compare favorably with the Bank's credit loss experience on its loan portfolio as a whole. However, adverse changes in the local economy would have a direct impact on the credit risk in the loan portfolio.

        PRINCIPLES OF CONSOLIDATION:

                 The accompanying consolidated financial statements include the accounts of Blackhawk Bancorp, Inc. and its wholly owned subsidiary, Blackhawk State Bank ("the Bank") and the Bank's wholly owned subsidiaries Nevahawk Investment, Inc., RSL, Inc., and First Financial Services, Inc. RSL, Inc. includes the accounts of its wholly owned subsidiary Midland Acceptance Corporation. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

        RECLASSIFICATIONS:

                 Certain reclassifications have  been made to the 2000 and  1999
                 historical  financial  statements   to  conform  to  the   2001
                 presentation.

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

        SECURITIES AVAILABLE-FOR-SALE:

                 Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains and losses on securities available-for-sale are reported as accumulated other comprehensive income (loss) within shareholders' equity until realized. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

        FEDERAL HOME LOAN BANK STOCK:

                 As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to hold stock in the FHLB based on the anticipated level of borrowings to be advanced. This stock is recorded at cost, which approximates fair value. Transfer of the stock is substantially restricted.

        INTEREST INCOME AND FEES ON LOANS:

                 Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent it is received in cash. Loan-origination fees are credited to income when received and the related loan origination costs are expensed as incurred. Capitalization of the fees net of the related costs would not have a material effect on the consolidated financial statements.

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

        INTANGIBLE ASSETS:

                 The Company's intangible assets include the value of ongoing customer relationships (core deposits), the excess of cost over the fair value of net assets acquired (goodwill) arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities, and mortgage servicing rights. Core deposit intangibles are amortized over a 10-year period and goodwill is amortized over periods ranging from 15 to 25 years. Intangible assets are periodically reviewed for impairment. Any impairment in the intangibles would be recorded against income in the period of impairment.

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

        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

                 The Bank  enters into sales of  securities under agreements  to
                 repurchase   (reverse-repurchase    agreements).       Reverse-
                 repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheets. The securities underlying the agreements remain in the asset accounts.

        TRUST ASSETS:

                 Assets held in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Bank.

        INCOME TAXES:

                 The Company, the Bank and the Bank's subsidiaries file a consolidated federal income tax return and separate state income tax returns.

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

        COMPREHENSIVE INCOME (LOSS):

                 Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income
                 (loss) includes unrealized gains and losses on securities available for sale, net of tax, which are recognized as a separate component of equity, accumulated other comprehensive income (loss).

        FUTURE ACCOUNTING CHANGE

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

                 The  Company's  strategy  over  the  past  several  years   has
                 included  business   combinations  accounted   for  under   the
                 purchase accounting method which created goodwill upon the transactions' closings. The Company has goodwill of $3.1 million on its balance sheet as of December 31, 2001 which is being amortized over 20 years. The pronouncement will have the effect of eliminating the amortization of this asset and will subject it to periodic impairment analysis.

                 Management, at this time, cannot determine the effect that adoption of SFAS No. 142 may have on the financial statements of the Company as the statement requires a comprehensive review of previous combinations accounted for under the purchase accounting method and an analysis of impairment as of the date of adoption. The impairment analysis for goodwill and other intangible assets with an indefinite useful life has not been completed. The impairment analysis will be completed within the timelines outlined in SFAS No. 142.

NOTE 2. RESTRICTIONS ON CASH AND CASH EQUIVALENT

                 Cash and cash equivalents in the amount of $500,000 were restricted at December 31, 2001 and 2000, to meet the reserve requirements of the Federal Reserve System.

                 In the normal course of business, the Bank maintains interest-bearing and non-interest-bearing deposit balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation's insured limit of $100,000. The Bank's subsidiary also maintains cash balances in money market funds. Such balances are not insured.

NOTE 3. SECURITIES

                 Debt securities have been classified in the balance sheets according to management's intent as either available for sale or held-to-maturity. The carrying amount of securities and their estimated fair values at December 31, is as follows:

        AVAILABLE-FOR-SALE SECURITIES:

                                                                                       2001
                                                                                       ----
Dollars in thousands                                              Gross Unrealized    Gross Unrealized     Estimated
                                                  Amortized Cost       Gains             (Losses)         Fair Value
                                                  --------------       -----             --------         ----------
U.S. Government Agencies                             $30,860          $1,093             $  (7)            $31,946
Mortgage-backed securities                             5,460              65               (12)              5,513
Obligations of states and political subdivisions         233               -                 -                 233
Corporate Securities                                   3,950              94                (5)              4,039
Mutual funds and equity securities                       894               -                (2)                892
                                                     -------          ------             -----             -------
    Total                                            $41,397          $1,252             $ (26)            $42,623
                                                     -------          ------             -----             -------
                                                     -------          ------             -----             -------

                                                                                       2000
                                                                                       ----
Dollars in thousands                                              Gross Unrealized    Gross Unrealized     Estimated
                                                  Amortized Cost       Gains             (Losses)         Fair Value
                                                  --------------       -----             --------         ----------
U.S. Government Agencies                             $43,480          $  324             $(178)            $43,626
Mortgage-backed securities                             5,549              15               (48)              5,516
Obligations of states and political subdivisions         555               1                 -                 556
Corporate Securities                                   3,471               -               (45)              3,426
Mutual funds and equity securities                       852              99                (7)                944
                                                     -------          ------             -----             -------
    Total                                            $53,907          $  439             $(278)            $54,068
                                                     -------          ------             -----             -------
                                                     -------          ------             -----             -------

         HELD-TO-MATURITY SECURITIES:
                                                                                       2001
                                                                                       ----
Dollars in thousands                                              Gross Unrealized    Gross Unrealized     Estimated
                                                  Amortized Cost       Gains             (Losses)         Fair Value
                                                  --------------       -----             --------         ----------
Mortgage-backed securities                           $ 4,768          $   42             $  (5)            $ 4,805
Obligations of states and political subdivisions      18,967             430               (30)             19,367
                                                     -------          ------             -----             -------
    Total                                            $23,735          $  472             $ (35)            $24,172
                                                     -------          ------             -----             -------
                                                     -------          ------             -----             -------

                                                                                       2000
                                                                                       ----
Dollars in thousands                                              Gross Unrealized    Gross Unrealized     Estimated
                                                  Amortized Cost       Gains             (Losses)         Fair Value
                                                  --------------       -----             --------         ----------
U.S. Government Agencies                             $   500          $    -             $  (1)            $   499
Mortgage-backed securities                             3,753               4               (33)              3,724
Obligations of states and political subdivisions      14,277             106               (76)             14,307
                                                     -------          ------             -----             -------
    Total                                            $18,530          $  110             $(110)            $18,530
                                                     -------          ------             -----             -------
                                                     -------          ------             -----             -------

                 The amortized cost and fair value of securities as of December 31, 2001, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary:

                                                  Available-For-Sale                 Held-to-Maturity
                                                  ------------------                 ----------------
Dollars in thousands                                           Estimated                          Estimated
                                            Amortized Cost     Fair Value     Amortized Cost     Fair Value
                                            --------------     ----------     --------------     ----------
Due in one year or less                        $ 2,665          $ 2,713          $ 1,739           $ 1,749
Due after one year through five years           28,882           29,820           13,994            14,330
Due after five years through ten years           3,496            3,686            3,234             3,288
Mortgage-backed securities                       5,460            5,512            4,768             4,805
Mutual funds and equity securities                 894              892                -                 -
                                               -------          -------          -------           -------
    Total                                      $41,397          $42,623          $23,735           $24,172
                                               -------          -------          -------           -------
                                               -------          -------          -------           -------

                 Fair  values  of   many  securities  are  estimates  based   on
                 financial methods or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

                 Realized gains on sales of securities available-for-sale totaled $132,000, $25,000 and $69,000, respectively in 2001,
                 2000 and 1999. The Company realized no losses on securities in 2001, 2000 and 1999.

                 Investment  securities with  an amortized  cost of  $17,671,000
                 and   $13,380,000  as   of   December  31,   2001   and   2000,
                 respectively, and a fair value of $18,222,000 and $13,423,000 as of December 31, 2001 and 2000, respectively, were pledged to secure short-term borrowings. Additionally, investment securities with an amortized cost of $20,810,000 and $23,583,000 in 2001 and 2000, respectively, and a fair value of $21,379,000 and $23,363,000 in 2001 and 2000, respectively, were pledged to secure public deposits and other purposes required by law as of December 31.

NOTE 4. LOANS

                 The composition of the loan portfolio is as follows:

                 Dollars in thousands                   2001            2000
                                                        ----            ----

                 Real estate - Mortgage               $136,625        $153,033
                 Real estate - Construction              9,806           4,551
                 Consumer                               27,851          32,139
                 Commercial                             34,505          31,097
                                                      --------        --------
                 Total loans                          $208,787        $220,820

                 Less:  Allowance for loan losses        2,404           3,894
                                                      --------        --------

                    Loans, net                        $206,383        $216,926
                                                      --------        --------
                                                      --------        --------

                 Non-performing loans include loans which have been categorized by management as impaired and non-accruing because collection of interest is not assured, non-accruing loans (not considered impaired loans) and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning problem loans:

                 Dollars in thousands                   2001            2000
                                                        ----            ----

                 Impaired loans                       $  1,147        $  2,063
                 Non-accruing loans                      2,808           1,819
                 Past due 90 days or more
                   and still accruing                      356             280
                                                      --------        --------
                    Total problem loans               $  4,311        $  4,162
                                                      --------        --------
                                                      --------        --------

                 The average balance of loans classified as impaired totaled approximately $1,717,000, $1,005,000 and $2,716,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest income that would have been recognized on impaired loans on an accrual basis would have been $126,000, $193,000 and $160,000 during 2001, 2000 and 1999, respectively. Interest income that was recognized on impaired loans on a cash basis was $68,000, $184,000 and $160,000 during 2001,
                 2000 and 1999, respectively. The allowance for loan losses related to impaired loans amounted to approximately $234,000, $2,008,000 and $100,000 at December 31, 2001, 2000 and 1999,
                 respectively.

                 The Company had no commitments to loan additional funds to the borrowers of problem loans for the years ended December 31, 2001 and 2000.

                 The effect on interest income of the non-accruing loans is as follows:

                 Dollars in thousands               2001      2000      1999
                                                    ----      ----      ----
                 Income recognized                  $177       $74      $35
                 Income that would have been
                   recognized in accordance with
                   the original loan terms           185       178       73

                 A summary of transactions in the allowance for loan losses is as follows:

                 Dollars in thousands                2001      2000       1999
                                                     ----      ----       ----
                 Balance at beginning of year      $ 3,894   $ 1,996    $ 1,915
                 Allowance associated with               -         -        (24)
                   finance subsidiary loans sold
                 Provision charged to expense        1,222     2,260        464
                 Loans charged-off                  (2,785)     (394)      (408)
                 Recoveries                             73        32         49
                                                   -------   -------    -------
                      Balance at December 31       $ 2,404   $ 3,894      1,996
                                                   -------   -------    -------
                                                   -------   -------    -------

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

                 Dollars in thousands                2001           2000
                                                     ----           ----
                 Balance at beginning of year      $ 6,876         $ 4,045
                 New loans and advances              9,393           3,486
                 Principal repayments               (7,018)           (655)
                                                   -------         -------
                 Balance at December 31            $ 9,251         $ 6,876
                                                   -------         -------
                                                   -------         -------

                 In  addition,   the  Company  has   loan  commitments  to   the
                 aforementioned related parties of $1,281,000 and $4,364,000 as of December 31, 2001 and 2000, respectively.

NOTE 5. MORTGAGE SERVICING RIGHTS

                 The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets,  were  $26,076,000,  $35,517,000  and  $127,139,000  at
                 December 31, 2001, 2000 and 1999, respectively. During 2000, the Company sold a substantial portion of its mortgage servicing portfolio in the secondary market. Servicing rights of $529,000 along with a servicing asset that was being carried in another purchase-related intangible account of $49,000 were sold for $818,000, net of transaction costs. The carrying value of the mortgage servicing rights is included with intangible assets and approximates fair market value at December 31, 2001 and 2000.

                 The following is an analysis of the activity for mortgage servicing rights for the years ended December 31.

                 Dollars in thousands            2001       2000      1999
                                                 ----       ----      ----
                 Balance at beginning of year   $ 409     $1,058    $ 1,028
                 Additions of originated
                 mortgage servicing rights          -         19        231
                 Sale of mortgage servicing
                 rights                             -       (529)         -
                 Amortization                    (134)      (139)      (201)
                                                -----     ------    -------
                 Balance at end of year         $ 275     $  409    $ 1,058
                                                -----     ------    -------
                                                -----     ------    -------

NOTE 6. PREMISES AND EQUIPMENT

                 A summary of premises and equipment is as follows:

                 Dollars in thousands                2001        2000
                                                     ----        ----
                 Land and Improvements             $ 1,404     $ 1,404
                 Buildings and Improvements          6,991       6,995
                 Equipment                           5,368       4,796
                 Vehicles                              250         274
                                                   -------     -------
                                                    14,013      13,469
                 Less accumulated depreciation       7,297       6,737
                                                   -------     -------
                    Premises and equipment, net    $ 6,716     $ 6,732
                                                   -------     -------
                                                   -------     -------

                 Depreciation  charged  to  operating  expenses  was   $782,000,
                 $732,000, and $733,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 7. DEPOSITS

                 Deposit accounts at December 31 are summarized as follows:

                                                         2001         2000
                                                         ----         ----
                 Non-interest-bearing demand          $ 36,618     $ 28,875
                 Interest-bearing demand deposits       31,665       23,339
                 Savings deposits                       25,585       25,386
                 Money market deposits                  36,605       50,127
                 Time deposits                         119,132      133,216
                                                      --------     --------
                    Total deposits                    $249,605     $260,943
                                                      --------     --------
                                                      --------     --------

                 The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately $23,511,000 and $30,153,000 in 2001 and 2000, respectively.
                 Interest expense on time deposits of $100,000 or more was approximately $1,557,000, $1,671,000 and $1,263,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                 At December 31, 2001, the scheduled maturities of CDs are as follows (in thousands):

                         2002                                     $  76,007
                         2003                                        29,575
                         2004                                         7,436
                         2005                                         1,859
                         2006 and thereafter                          4,255
                                                                  ---------
                            Total certificates of deposit         $ 119,132
                                                                  ---------
                                                                  ---------

                 At December 31, 2001 deposits from Directors, Executive Officers and their related interests totaled $16.1 million.

NOTE 8. BORROWED FUNDS

               A summary of borrowed funds is as follows (in thousands):

                                                              2001      2000
                                                              ----      ----
                 Line of credit                            $ 1,050    $   550
                 Securities sold under an agreement
                   to repurchase                             5,037      9,323
                                                           -------    -------
                    Total short-term borrowings            $ 6,087    $ 9,873

                 Term Loan                                 $ 5,688    $ 6,531
                 Secured Advances from
                   Federal Home Loan Bank of Chicago:
                 Fixed rate of 6.72%, due 10/10/01               -      5,000
                 Fixed rate of 5.84%, due 01/03/02           1,800          -
                 Fixed rate of 5.40%, due 01/16/02           5,000          -
                 Fixed rate of 6.28%, due 08/28/03,
                   convertible quarterly                     5,000      5,000
                 Fixed rate of 6.01%, due 12/22/03           1,000      1,000
                 Fixed rate of 5.30%, due 03/01/04           2,400          -
                 Fixed rate of 3.88%, due 10/05/04           5,000          -
                 Fixed rate of 5.63%, due 12/13/04,
                   convertible quarterly                     1,500      1,500
                 Fixed rate of 6.16%, due 03/21/05,
                   convertible quarterly                     7,000      7,000
                 Fixed rate of 5.30%, due 01/16/08,
                   convertible 01/16/03                      4,000      4,000
                 Fixed rate of 4.55%, due 01/17/11,
                   convertible 01/16/02                      5,000          -
                 Fixed rate of 4.80%, due 01/17/11,
                   convertible 01/16/03                      5,000          -
                                                           -------    -------
                         Total other borrowings            $48,388    $30,031

                         Total borrowings                  $54,475    $39,904
                                                           -------    -------
                                                           -------    -------

                 The  scheduled  principal  maturities  of  borrowed  funds   at
                 December 31, 2001 are as follows:

                      2002                    $18,575
                      2003                      6,000
                      2004                      8,900
                      2005                      7,000
                      2006 and thereafter      14,000
                                              -------
                          Total borrowings    $54,475
                                              -------
                                              -------

                 Federal  Home  Loan  Bank (FHLB)  advances  are  subject  to  a prepayment penalty if they are repaid prior to maturity. A number of the FHLB advances are callable at the option of the FHLB. The FHLB will convert those called advances to an open line of credit. The Company is required to maintain as collateral unencumbered first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB. The FHLB advances are also collateralized by FHLB stock owned by the Company.

                 The term loan consists of a $3,888,000 loan with a fixed interest rate of 6.60% and a variable portion of $1,800,000 with a current rate of 4.09%. The loan requires quarterly principal payments of $211,000 in addition to the quarterly interest payments on the fixed portion and quarterly interest only payments on the variable portion. In addition to the term loan, the Company maintains a $2.0 million line of credit with the same lender which had a balance of $1,050,000 and a variable rate of 3.93% as of December 31, 2001. On February 1, 2002 the maximum line of credit available to the Company is $1.0 million. The line of credit and term loan mature August 21, 2002. Collateral for this loan consists of the stock of the Bank.

                 A covenant placed upon the Company includes limitations on further mergers without consent of the lender. Additional covenants require the Bank's Average Return on Assets be at least .20%, the Bank's Total Risk-based Capital Ratio be at least 10% and the ratio of the Bank'' Non-performing Assets plus Other Real Estate to Total Loans plus Other Real Estate to be at or below 2%. The Company was in violation of the Return on Assets covenant during the fourth quarter of 2001. However, a waiver of this covenant violation was received from the lender.

NOTE 9. EMPLOYEE BENEFIT PLANS

        PENSION AND 401(K) PLANS:

                 The Company sponsors a 401(k) profit-sharing plan, under which eligible employees are allowed to make voluntary contributions to the plan. The Bank makes a matching contribution of 25% of the first 6% of an employee's compensation that they contribute. Additionally, the Bank may make a discretionary profit sharing contribution. The total expenses for these plans were $99,000, $154,000 and $146,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        EXECUTIVE BONUS PLAN:

                 The Company has adopted a revised incentive bonus plan for officers, providing cash bonuses based upon the financial performance of the Company and performance of the respective officers. Bonus compensation expense was $14,000, $57,000 and $32,000 for the years 2001, 2000 and 1999, respectively.

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

                                             Weighted                     Weighted                       Weighted
                                             Average                      Average                         Average
                                  2001        Price           2000         Price            1999           Price
                                  ----        -----           ----         -----            ----           -----
Shares under option,
 beginning of year              318,180       $ 9.76        335,999        $9.24          334,132         $ 8.98
Granted during the year          80,500         9.03         22,000         9.24           25,500          13.75
Terminated and canceled
 during the year                (14,200)       11.40        (16,894)        5.93          (12,333)         13.73
Exercised during the year       (23,800)        4.67        (22,925)        4.44          (11,300)          6.86
                                -------       ------        -------        -----          -------         ------
Shares under option,
 end of year                    360,680         9.87        318,180         9.76          335,999           9.24
                                -------       ------        -------        -----          -------         ------
                                -------       ------        -------        -----          -------         ------
Options exercisable,
 end of year                    262,679        10.02        261,897         9.20          270,150           8.02
                                -------       ------        -------        -----          -------         ------
                                -------       ------        -------        -----          -------         ------
Available to grant,
 end of year                    210,150                     290,650                       312,650
                                -------                     -------                       -------
                                -------                     -------                       -------
Weighted average fair value
 of options granted
 during the year                              $ 3.20                       $1.57                          $ 1.19
                                              ------                       -----                          ------
                                              ------                       -----                          ------

                                  Outstanding Options                             Vested Options
                                  -------------------                             --------------
       Year of             Outstanding         Weighted Average                                  Weighted
     Expiration           Shares Granted             Price             Shares Vested          Average Price
     ----------           --------------             -----             -------------          -------------
        2002                  4,200                 $ 4.33                 4,200                 $ 4.33
        2003                 47,580                   5.36                47,580                   5.36
        2004                  6,300                   6.83                 6,300                   6.83
        2005                105,250                   9.36               105,250                   9.36
        2006                 15,250                  11.21                15,250                  11.21
        2007                 14,300                  11.43                14,300                  11.43
        2008                 48,800                  15.05                48,800                  15.05
        2009                 23,500                  13.75                15,333                  13.75
        2010                 17,000                   9.26                 5,666                   9.27
        2011                 78,500                   9.04                     -                      -
                            -------                 ------               -------                 ------
              Total         360,680                 $ 9.87               262,679                 $10.02
                            -------                 ------               -------                 ------
                            -------                 ------               -------                 ------

                 The Company applies APB Opinion No. 25 in accounting for its stock options. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                                   2001      2000      1999
                                                   ----      ----      ----
                Net Income:
                As reported                        $ 864    $ (283)   $1,107
                   Pro Forma                         803      (310)    1,049
                Earnings Per Share - As reported
                      Basic                        $0.37    $(0.12)   $ 0.48
                                                   -----    ------    ------
                                                   -----    ------    ------
                      Diluted                      $0.36    $(0.12)   $ 0.46
                                                   -----    ------    ------
                                                   -----    ------    ------
                Earnings Per Share - Pro Forma:
                      Basic                        $0.34    $(0.13)   $ 0.45
                                                   -----    ------    ------
                                                   -----    ------    ------
                      Diluted                      $0.34    $(0.13)   $ 0.43
                                                   -----    ------    ------
                                                   -----    ------    ------

                 The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               2001        2000      1999
                                               ----        ----      ----
                 Risk-free interest rate         2%          5%          5%
                 Expected Life               10 years    10 years    10 years
                 Expected Volatility            26%         24%         17%
                 Expected Dividend Yield         4%          5%          3%

        EMPLOYEE STOCK OWNERSHIP PLAN:

                 The Company has an Employee Stock Ownership Plan for the benefit of employees who meet the eligibility requirements. The Plan was established in 1990. The Plan held 63,282 shares of the Company's common stock, as of December 31, 2001, in a trust established in the Bank. The stock was acquired by the Plan by using the proceeds from a loan obtained from a nonrelated commercial lender. The loan was subsequently satisfied. Cash payments to the Plan consist of dividends of $30,000, $36,000 and $38,000 for the years ended December 31, 2001, 2000 and 1999, respectively

                 In accordance with the applicable federal income tax regulations, the Bank is expected to honor the rights of certain participants to diversify their vested account balances or to liquidate their vested ownership of the stock in the event of employment termination. The purchase price of the stock is based on the market value.

        DEFERRED COMPENSATION PLAN:

                 As a result of acquisitions, the Bank assumed deferred compensation agreements with certain officers of Rochelle and Belvidere. Amounts are accumulated in an account from which benefits will be paid to the officers at termination or retirement. As of December 31, 2001 and 2000 deferred compensation liability totaled $470,000 and $453,000, respectively.

                 The agreements also provide for an acceleration of benefits upon the deaths of these officers, payable to their beneficiaries. The Bank has purchased life insurance policies on the lives of the officers in order to fund the acceleration of benefits at death. The Bank is owner and beneficiary of these policies that provide for death benefits totaling $1,379,000 and $1,351,000 as of December 31, 2001 and 2000,
                 respectively. These policies have a cash surrender value of $654,000 and $624,000 as of December 31, 2001 and 2000.

NOTE 10. INCOME TAXES

                 Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of net deferred tax assets (liabilities) at December 31 are as follows (in thousands):

                                                           2001        2000
                                                           ----        ----
                 Deferred Tax Liabilities:
                     Property and Equipment             $  (414)     $  (440)
                     Unrealized gains on securities
                       available-for-sale                  (453)         (59)
                     Purchase Accounting                   (378)        (388)
                     Mortgage Servicing Rights             (108)        (160)
                     Other                                 (150)         (76)
                                                        -------      -------
                        Total Deferred Tax Liabilities   (1,503)      (1,123)
                                                        -------      -------

                 Deferred Tax Assets:
                     Reserve for loan losses                943        1,514
                     Accrued liabilities                    271          267
                     State net operating
                       loss carryovers                      201           89
                                                        -------      -------
                      Total Deferred Tax Assets           1,415        1,870
                                                        -------      -------

                 Total valuation allowance recognized
                   for net deferred tax assets              (75)         (42)
                                                        -------      -------

                       Net Deferred Tax Assets
                        (Liabilities)                   $  (163)     $   705
                                                        -------      -------
                                                        -------      -------

                 The provision (credit) for income taxes consists of the following (in thousands):

                                                    2001      2000      1999
                                                    ----      ----      ----
                 Current tax provision (credit):
                     Federal                       $(181)    $  471    $   506
                     State                             -         42         27
                                                   -----     ------    -------
                         Total Current              (181)       513        533
                                                   -----     ------    -------

                 Deferred tax provision (credit):
                     Federal                         343       (662)       (68)
                     State                            98       (190)        (1)
                                                   -----     ------    -------
                         Total Deferred              441       (852)       (69)
                                                   -----     ------    -------

                 Change in valuation allowance        33          -         30
                                                   -----     ------    -------
                         Total provision (credit)
                          for income taxes         $ 293     $ (339)   $   494
                                                   -----     ------    -------
                                                   -----     ------    -------

                 A summary of the source of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes for the years ended December 31 follows (in thousands):

                                                    2001       2000       1999
                                                    ----       ----       ----
                 Tax expense (benefit) at
                   statutory rate                  $ 294      $(211)     $ 544
                 Increase (decrease) in taxes
                   resulting from:
                       Tax exempt interest          (260)      (193)      (166)
                        State income taxes, net
                         of federal  tax benefit      87        (98)        17
                       Amortization of goodwill
                         and other intangibles       169        202        205
                       Other                           4       ( 39)      (106)
                                                   -----      -----      -----
                 Provision (credit) for
                   income taxes                    $ 293      $(339)     $ 494
                                                   -----      -----      -----
                                                   -----      -----      -----

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                 Comprehensive income (loss) is shown in the statement of changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) is comprised of the unrealized gain or loss on securities available for sale, net of tax. The following shows the activity in accumulated other comprehensive income (loss) (in thousands):

                 Dollars in thousands                2001       2000      1999
                                                     ----       ----      ----
                 Accumulated other comprehensive
                   income (loss) at beginning       $  102    $ (858)   $   293
                                                    ------    ------    -------
                 Activity:
                    Unrealized gain (loss) on
                      securities available for sale  1,197     1,556     (1,607)
                    Tax impact                        (444)     (581)       498
                                                    ------    ------    -------

                 Net unrealized gain (loss) on
                   securities available for sale       753       975     (1,151)
                                                    ------    ------    -------
                    Reclassification adjustment for
                      realized gains on securities
                      available-for-sale              (132)      (25)       (69)
                    Tax impact                          50        10         27
                                                    ------    ------    -------
                 Net reclassification adjustment       (82)      (15)       (42)
                                                    ------    ------    -------
                 Other comprehensive
                   income (loss)                       671       960     (1,151)
                                                    ------    ------    -------
                 Accumulated other comprehensive
                   income (loss) at end             $  773    $  102    $  (858)
                                                    ------    ------    -------
                                                    ------    ------    -------

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

                 A summary of the amount of Company's exposure to credit and/or interest rate risk for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2001 and 2000 was as follows (in thousands):

                                                 2001        2000
                                                 ----        ----
                 Loan Commitments              $25,390      $30,834

                 Standby Letters of Credit     $   383      $ 2,987

                 Commitments to Sell           $ 6,165      $   175

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

                 The Bank also leases an office in Roscoe, Illinois under an operating lease expiring in December 2002. The lease is subject to inflationary adjustments after three years of occupancy and provides the Bank with the option to purchase the entire leased office building. In addition, the Bank is obligated to pay a portion of the real estate taxes, insurance, and common area maintenance.

                 The total minimum rental commitment under the leases at December 31, 2001 is $65,000. Total rent expense for the years ended December 31, 2001, 2000 and 1999 was $66,000, $98,000 and $108,000, respectively.

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

                 Dollars in thousands, except per share data    Income (loss)        Share        Per Share
                                                                 (Numerator)     (Denominator)     Amount
                 For the Year Ended December 31, 2001           -------------    -------------    ---------
                 Basic Earnings Per Share                         $    864         2,354,316       $ 0.37
                                                                  --------                         ------
                                                                  --------                         ------
                 Effect of Dilutive Stock Options                                     27,045
                                                                                   ---------
                 Diluted Earnings Per Share                       $    864         2,381,361       $ 0.36
                                                                  --------         ---------       ------
                                                                  --------         ---------       ------

                 For the Year Ended December 31, 2000
                 Basic Loss Per Share                             $  (283)         2,323,235       $(0.12)
                                                                  --------                         ------
                                                                  --------                         ------
                 Effect of Dilutive Stock Options                                     41,842
                                                                                   ---------
                 Diluted Loss Per Share                           $  (283)         2,365,077       $(0.12)
                                                                  --------         ---------       ------
                                                                  --------         ---------       ------

                 For the Year Ended December 31, 1999
                 Basic Earnings Per Share                         $  1,107         2,309,345       $ 0.48
                                                                  --------                         ------
                                                                  --------                         ------
                 Effect of Dilutive Stock Options                                    112,641
                                                                                   ---------
                 Diluted Earnings Per Share                       $  1,107         2,421,986       $ 0.46
                                                                  --------         ---------       ------
                                                                  --------         ---------       ------

NOTE 15. SEGMENT INFORMATION

                 The  Company, through  the branch  network of  its  subsidiary,
                 Blackhawk State  Bank, provides a  full range  of consumer  and commercial banking services to individuals, businesses, and farms in southern Wisconsin and northern Illinois. These services include demand, time and savings deposits; safe deposit services; credit cards; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and trust services. While the Company's chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

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

                 Federal Home Loan Bank stock: Federal Home Loan Bank stock is carried at cost, which is its redeemable value, since the market for this stock is limited.

                 Loans and Loans Held for Sale: For certain homogeneous categories of loans, such as fixed-rate residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. Impaired loans are measured at the estimated fair value of the expected future cash flows at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral for loans which are collateral dependent. Therefore, the carrying value of impaired loans approximates the estimated fair value for these assets.

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

                 The   estimated  fair   values  of   the  Company's   financial
                 instruments are as follows:

                                                             December 31, 2001         December 31, 2000
                                                             -----------------         -----------------
                 Dollars in thousands                      Carrying                 Carrying
                                                            Amount    Fair Value     Amount      Fair Value
                                                           --------   ----------    --------     ----------
                 Financial Assets
                      Cash, cash equivalents               $ 11,746      11,746      $13,336        13,336
                      Interest-bearing deposit accounts       7,857       7,857          780           780
                      Federal funds sold and other
                           Short-term investments            16,417      16,417        2,529         2,529
                      Securities                             66,358      66,795       72,598        72,598
                      Federal Home Loan Bank of
                           Chicago Stock                      2,385       2,385        2,200         2,200
                      Loans held for sale                     2,752       2,752          739           739
                      Loans, net of allowance for
                           Loan losses                      206,383     211,154      216,926       219,081

                 Financial Liabilities
                      Demand deposit and savings           $130,473    $130,473     $127,727      $127,727
                      Time deposits                         119,132     120,274      133,216       133,235
                      Borrowings                             54,475      56,501       39,904        38,722

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

                 Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and the Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                 As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believe have changed the Company and the Bank's category.

                 The actual capital amounts and ratios as of December 31, are also presented in the table (dollars in thousands).

                                                                                                         To be Well Capitalized
                                                                                                               Under prompt
                                                                                  For Capital                   Corrective
                                                         Actual                Adequacy Purposes         Action Provisions
                                                         ------                -----------------         -----------------
                 As of December 31, 2001:          Amount        Ratio        Amount        Ratio      Amount         Ratio
                                                   ------        -----        ------        -----      ------         -----
                 Company
                 -------
                    Total Capital (To Risk
                       Weighted Assets)           $20,577         9.6%       $17,134         8.0%
                    Tier I Capital (To Risk
                       Weighted Assets)            18,173         8.5%         8,567         4.0%
                    Tier I Capital (To
                       Average Assets)             18,173         5.9%        12,387         4.0%
                 Bank
                 ----
                    Total Capital (To Risk
                       Weighted Assets)            27,229        12.7%        17,131         8.0%     $21,414          10.0%
                    Tier I Capital (To Risk
                       Weighted Assets)            24,825        11.6%         8,565         4.0%      12,848           6.0%
                    Tier I Capital (To
                       Average Assets)             24,825         8.0%        12,391         4.0%      15,489           5.0%

                 As of December 31, 2000:

                 Company
                 -------
                    Total Capital (To Risk
                       Weighted Assets)           $20,391         9.6%       $17,052         8.0%
                    Tier I Capital (To Risk
                       Weighted Assets)            17,591         8.3%         8,526         4.0%
                    Tier I Capital (To
                       Average Assets)             17,591         5.6%        12,478         4.0%
                 Bank
                 ----
                    Total Capital (To Risk
                       Weighted Assets)            27,408        12.2%        17,648         8.0%     $22,060          10.0%
                    Tier I Capital (To Risk
                       Weighted Assets)            24,608        11.2%         8,824         4.0%      13,236           6.0%
                    Tier I Capital (To
                       Average Assets)             24,608         7.9%        12,473         4.0%      15,592           5.0%

                 Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. During 2001, the Bank's ability to pay dividends was limited to net income, however a waiver to exceed net income was obtained from the state banking regulators.

NOTE 18. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

         CONDENSED PARENT COMPANY BALANCE SHEETS:


                                                              2001       2000
                                                              ----       ----
                 ASSETS
                    Cash and cash equivalents               $    48    $   141
                    Short-term investments                        6          6
                    Investment in subsidiaries               30,393     30,012
                    Due from subsidiaries, net                  262        131
                    Other assets                                 33        128
                                                            -------    -------
                         Total Assets                       $30,742    $30,418
                                                            -------    -------
                                                            -------    -------

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                    Liabilities:
                      Other borrowings                      $ 6,738    $ 7,081
                      Other liabilities                         263        342
                                                            -------    -------
                         Total Liabilities                    7,001      7,423
                                                            -------    -------
                    Shareholders' Equity:
                      Preferred Stock                             -          -
                      Common Stock                               24         23
                      Additional paid in capital              7,555      7,417
                      Retained earnings                      15,447     15,573
                      Less treasury stock, at cost              (58)      (120)
                      Accumulated other
                        comprehensive income                    773        102
                                                            -------    -------

                         Total Shareholders' Equity          23,741     22,995
                                                            -------    -------

                         Total liabilities and
                           shareholders' equity             $30,742    $30,418
                                                            -------    -------
                                                            -------    -------

         CONDENSED PARENT COMPANY STATEMENTS OF INCOME:

                                                       2001      2000     1999
                                                       ----      ----     ----
              Income:
                 Dividends from subsidiaries          $1,500   $ 1,250   $1,450
                 Gain on sale of securities
                   available-for-sale                      -        -        69
                 Interest and other income                 9        4        12
                                                      ------   ------    ------
                     Total Income                      1,509    1,254     1,531
                                                      ------   ------    ------
              Expenses:
                 Interest Expense                        444      501       503
                 Professional fees                        24       90        47
                 Other                                    65       71        68
                                                      ------   ------    ------
                     Total Expenses                      533      662       618
                                                      ------   ------    ------
              Income before income tax benefits and
                equity in undistributed net income
                (loss) of subsidiaries                   976      592       913
              Income tax benefit                        (178)    (228)     (201)
                                                      ------   ------    ------
              Income before equity in undistributed
                net income (loss) of Subsidiaries      1,154      820     1,114
              Equity in undistributed net income
                (loss) of subsidiaries                  (290)  (1,103)       (7)
                                                      ------   ------    ------
                     Net Income                       $  864  $ (283)    $1,107
                                                      ------   ------    ------
                                                      ------   ------    ------

        CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS:

                                                                                     2001          2000          1999
                                                                                     ----          ----          ----
                 Cash Flows From Operating Activities
                     Net income (loss)                                              $   864      $  (283)      $ 1,107
                     Adjustments to reconcile net income to net cash provided
                       by operating activities:
                     Amortization of intangible assets                                   38           38            38
                     Equity in undistributed net (income) loss of subsidiaries          290        1,103             7
                     Gain on sale of available-for-sale securities                        -            -           (69)
                     Decrease in due from subsidiaries                                 (131)         100          (126)
                     (Increase) decrease in other assets                                 96          235          (300)
                     (Decrease) increase in other liabilities                           (12)          (9)          (29)
                                                                                    -------      -------       -------
                     Net cash provided by operating activities                        1,145        1,184           628
                                                                                    -------      -------       -------
                 Cash Flows From Investing Activities
                     Net increase in short-term investments                               -           (1)           (5)
                     Proceeds from the sales of securities                                -            -           174
                                                                                    -------      -------       -------
                           Net cash provided by (used in) investing activities            -           (1)          169
                                                                                    -------      -------       -------
                 Cash Flows From Financing Activities
                     Net increase in short term debt                                    500          550             -
                     Repayment of long-term debt                                       (843)        (622)         (520)
                     Dividends paid                                                  (1,057)      (1,117)       (1,109)
                     Proceeds from sale of common stock                                 162          110            78
                                                                                    -------      -------       -------
                           Net cash provided by (used in) financing activities       (1,238)      (1,079)       (1,551)
                                                                                    -------      -------       -------
                     Increase (decrease) in cash and cash equivalents                   (93)         104          (754)

                 Cash and Cash Equivalents:
                           Beginning                                                    141           37           791
                                                                                    -------      -------       -------
                           Ending                                                   $    48      $   141       $    37
                                                                                    -------      -------       -------
                                                                                    -------      -------       -------