Form 10QSB
period 2002-03-31
BLACKHAWK BANCORP INC
filed 2002-05-14
CIK 857853

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ---- TO ----

                         COMMISSION FILE NUMBER 0-18599

                            BLACKHAWK BANCORP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 WISCONSIN                                   39-1659424
          (STATE OR OTHER JURISDICTION OF                (I. R. S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)
          400 BROAD STREET
          BELOIT, WISCONSIN  53511
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

                        YES    X                            NO
                             -----                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
          CLASS OF COMMON STOCK                   APRIL 30, 2002
          ---------------------                   --------------
          $.01 PAR VALUE                         2,499,939 SHARES

                                          INDEX

                              PART I - FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Condensed Balance Sheets as of
           March 31, 2002 and December 31, 2001                          3

     Consolidated Condensed Statements of Income for the
           Three Months Ended March 31, 2002 and 2001                    4

     Consolidated Condensed Statements of Shareholders'
           Equity for the Three Months Ended March 31, 2002 and 2001     5

     Consolidated Condensed Statements of Cash Flows for the
           Three Months Ended March 31, 2002 and 2001                  6-7

     Notes to Consolidated Condensed Financial Statements             8-10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION                     11-16

                          PART II - OTHER INFORMATION

ITEM 6.  A) EXHIBITS                                                    17

         B) REPORTS ON FORM 8-K                                         17

SIGNATURES                                                              18

INDEX TO EXHIBITS                                                       19

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                       MARCH 31,         DECEMBER 31,
                                                                          2002               2001
                                                                       ---------         ------------
ASSETS                                                                     (Dollars in thousands)
------
Cash and cash equivalents                                               $ 10,936            $ 11,746
Interest-bearing deposit accounts                                          8,281               7,857
Federal funds sold and other short-term investments                        4,775              16,417
Securities available for sale                                             54,486              42,623
Securities held to maturity, fair value of $24,120 and $24,172            23,708              23,735
Federal Home Loan Bank of Chicago stock, at cost                           2,420               2,385
Loans held for sale                                                          355               2,752
Loans, net of allowance for loan losses of $2,517 and $2,404             195,438             206,383
Bank premises and equipment, net                                           6,624               6,716
Accrued interest receivable                                                2,045               2,067
Intangible assets                                                          4,943               5,040
Other assets                                                               2,956               2,554
                                                                        --------            --------
     Total Assets                                                       $316,967            $330,275
                                                                        --------            --------
                                                                        --------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
     Non-interest bearing                                               $ 30,880            $ 36,618
     Interest bearing                                                    207,380             212,987
                                                                        --------            --------
     Total deposits                                                      238,260             249,605
                                                                        --------            --------
Borrowed Funds:
     Short-term borrowings                                                10,856               6,087
     Other borrowings                                                     41,377              48,388
                                                                        --------            --------
     Total borrowed funds                                                 52,233              54,475
                                                                        --------            --------
Accrued interest payable                                                     929               1,044
Other liabilities                                                          1,537               1,410
                                                                        --------            --------
     Total Liabilities                                                   292,959             306,534
                                                                        --------            --------

SHAREHOLDERS' EQUITY:
Preferred stock
     1,000,000 shares, $.01 par value per share
     authorized, none issued or outstanding                                   --                  --
Common stock
     10,000,000 shares, $.01 par value per share authorized,
     2,434,483 and 2,371,398 shares issued                                    24                  24
Additional paid-in capital                                                 8,038               7,555
Retained earnings                                                         15,545              15,447
Treasury stock, 3,645 and 4,980 shares, at cost                              (42)                (58)
Accumulated other comprehensive income                                       443                 773
                                                                        --------            --------
     Total Shareholders' Equity                                           24,008              23,741
                                                                        --------            --------
     Total Liabilities and Shareholders' Equity                         $316,967            $330,275
                                                                        --------            --------
                                                                        --------            --------

       See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                          2002                2001
                                                                       ------------------------------
                                                                           (Dollars in thousands)
INTEREST INCOME:
     Interest and fees on loans                                           $3,908              $4,729
     Interest on securities:
          Taxable                                                            691                 887
          Exempt from federal income taxes                                   203                 170
     Interest on fed funds sold and other short-term investments              36                  19
     Interest on interest-bearing deposits                                    24                  13
                                                                          ------              ------
          Total Interest Income                                            4,862               5,818
                                                                          ------              ------
INTEREST EXPENSE:
     Interest on deposits                                                  1,561               2,512
     Interest on short-term borrowings                                        58                 386
     Interest on other borrowings                                            552                 494
                                                                          ------              ------
          Total Interest Expense                                           2,171               3,392
                                                                          ------              ------
     Net Interest Income                                                   2,691               2,426
     Provision for loan losses (Note 3)                                      139                 104
                                                                          ------              ------
     Net Interest Income After Provision For Loan Losses                   2,552               2,322
                                                                          ------              ------
OTHER OPERATING INCOME:
     Service charges on deposit accounts                                     414                 388
     Gain on sale of mortgage loans                                           73                  88
     Gain on sale of securities                                                4                  --
     Brokerage and annuity commissions                                        29                  18
     Net gain (loss) on sale of other assets                                  16                  (3)
     Other income                                                            106                 111
                                                                          ------              ------
          Total Other Operating Income                                       642                 602
                                                                          ------              ------
OPERATING EXPENSES:
     Salaries and employee benefits                                        1,393               1,267
     Occupancy expense, net                                                  188                 206
     Furniture and equipment                                                 220                 194
     Data processing                                                         199                 153
     Amortization of intangible assets                                        76                 124
     Legal and professional fees                                             179                  92
     Office supplies                                                          56                  81
     Telephone and telecommunications                                         72                  76
     Other operating expenses                                                398                 356
                                                                          ------              ------
          Total Other Operating Expenses                                   2,781               2,549
                                                                          ------              ------
Income Before Income Taxes                                                   413                 375
Provision for income taxes                                                    96                 109
                                                                          ------              ------
Net Income                                                                  $317                $266
                                                                          ------              ------
                                                                          ------              ------
Basic Earnings Per Share                                                  $ 0.13              $ 0.11
                                                                          ------              ------
                                                                          ------              ------
Diluted Earnings Per Share                                                $ 0.13              $ 0.11
                                                                          ------              ------
                                                                          ------              ------
Dividends Per Share                                                       $ 0.09              $ 0.12
                                                                          ------              ------
                                                                          ------              ------

       See Notes to Unaudited Consolidated Condensed Financial Statements

                          BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          2002                2001
                                                                        --------            --------
                                                                             (Dollars in thousands)
Common Stock:
     Balance at beginning of period                                      $    24             $    23
     Stock options exercised                                                  --                   1
                                                                         -------             -------
     Balance at end of period                                                 24                  24
                                                                         -------             -------

Additional Paid-in Capital:
     Balance at beginning of period                                        7,555               7,417
     Stock options exercised                                                 485                  14
     Sale of treasury stock                                                   (2)                 --
                                                                         -------             -------
     Balance at end of period                                              8,038               7,431
                                                                         -------             -------

Retained Earnings:
     Balance at beginning of period                                       15,447              15,573
     Net income                                                              317                 266
     Dividends declared on common stock                                     (219)               (281)
                                                                         -------             -------
     Balance at end of period                                             15,545              15,558
                                                                         -------             -------

Treasury Stock, at cost:
     Balance at beginning of period                                          (58)               (120)
     Sale of treasury stock                                                   16                  --
                                                                         -------             -------
     Balance at end of period                                                (42)               (120)
                                                                         -------             -------

Accumulated other comprehensive income (loss):
     Balance at beginning of period                                          773                 102
     Other comprehensive income (loss), net of taxes                        (330)                388
                                                                         -------             -------
     Balance at end of period                                                443                 490
                                                                         -------             -------



Total Shareholders' Equity                                               $24,008             $23,383
                                                                         -------             -------
                                                                         -------             -------

       See Notes to Unaudited Consolidated Condensed Financial Statements

                          BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    2002                2001
                                                                                  --------            --------
                                                                                      (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                    $   317             $   266
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Provision for loan losses                                                         139                 104
     Provision for depreciation and amortization                                       309                 337
     Amortization of premiums and (accretion of
        discounts) on Investment securities, net                                        (5)                  8
     Gain on sale of loans held for sale                                               (73)                (88)
     FHLB stock dividends                                                              (30)                (42)
     (Gain) loss on sale of property, equipment and OREO                               (16)                  3
     Gain on sale of securities                                                         (4)                 --
     Loans originated for sale                                                      (5,839)             (7,660)
     Proceeds from sale of loans held for sale                                       8,309               4,439
     Change in assets and liabilities:
     (Increase) decrease in other assets                                                (4)                157
     Decrease in accrued interest receivable                                            17                 220
     Decrease in accrued interest payable                                             (115)               (379)
     Increase (decrease) in other liabilities                                          174                 (28)
                                                                                  --------             -------
     Net cash provided by (used in) operating activities                             3,179              (2,663)
                                                                                  --------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) decrease in federal funds sold, interest-bearing
        deposits and other short-term investments, net                              11,218              (3,745)
     Proceeds from maturities and calls of securities available-for-sale             4,388              11,794
     Purchase of securities available-for-sale                                     (17,257)             (1,981)
     Proceeds from maturities and calls of securities held-to-maturity               1,627                 852
     Purchase of securities held-to-maturity                                        (1,621)             (2,215)
     Proceeds from sale of securities available-for-sale                               507                  --
     Loans originated, net of principal collected                                   10,569              (1,126)
     Proceeds from the sale of property, equipment and OREO                             55                 149
     Purchase of bank premises and equipment                                          (120)               (590)
                                                                                  --------             -------
     Net cash provided by investing activities                                       9,366               3,138
                                                                                  --------             -------

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (CONTINUED)
                                       (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          2002                2001
                                                                        --------            --------
                                                                             (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock options exercised                                            $    431            $     15
     Sale of treasury stock                                                   14                  --
     Net decrease in deposits                                            (11,345)            (25,237)
     Net increase (decrease) in borrowings                                (2,242)             22,567
     Dividends paid                                                         (213)               (281)
                                                                        --------            --------
     Net cash used in financing activities                               (13,355)             (2,936)
                                                                        --------            --------
     Decrease in cash and cash equivalents                                  (810)             (2,461)

CASH AND CASH EQUIVALENTS:
     Beginning                                                            11,746              13,336
                                                                        --------            --------

     Ending                                                             $ 10,936            $ 10,875
                                                                        --------            --------
                                                                        --------            --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for:
          Interest                                                      $  2,287            $  3,772
          Income taxes                                                  $     --            $     --

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
     ACTIVITIES:
     Other assets acquired in settlement of loans                       $    238            $    204

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

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

          In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of March 31, 2002, and the results of operations for the three months ended March 31, 2002 and 2001.

          The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

          Certain reclassifications have been made to the 2001 historical financial statements to conform to the 2002 presentation.

Note 2.   Non-Performing Loans

          Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                                     MARCH 31,     DECEMBER 31,
                                                     ---------     ------------
          (Dollars in thousands)                        2002           2001
                                                      -------        --------

          Non-accruing loans                           $2,808         $2,808
          Past due 90 days or more and still accruing      --            356
                                                       ------         ------
          Total non-performing loans                   $2,808         $3,164
                                                       ------         ------
                                                       ------         ------

          Performing loans classified as impaired      $  965         $1,147

Note 3.   Allowance For Loan Losses

          A summary of transactions in the allowance for loan losses is as follows:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
               (Dollars in thousands)
                                                       2002         2001
                                                       ----         ----
          Balance at beginning of period              $2,404       $3,894
          Provision charged to expense                   139          104
          Loans charged off                               51           92
          Recoveries                                      25            6
                                                      ------       ------
          Balance at end of period                    $2,517       $3,912
                                                      ------       ------
                                                      ------       ------

Note 4.   Earnings Per Share

          Presented below are the calculations for basic and diluted earnings per share:

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                            2002         2001
                                                           ------       ------
          Basic:
          Net income available to common stockholders    $  317,000   $  266,000
                                                         ----------   ----------
                                                         ----------   ----------
          Weighted average shares outstanding             2,384,341    2,339,152
                                                         ----------   ----------
                                                         ----------   ----------
          Basic earnings per share                       $     0.13   $     0.11
                                                         ----------   ----------
                                                         ----------   ----------

          Diluted:
          Net income available to common stockholders    $  317,000   $  266,000
                                                         ----------   ----------
                                                         ----------   ----------
          Weighted average shares outstanding             2,384,341    2,339,152
          Effect of dilutive stock options outstanding        9,796       50,714
                                                         ----------   ----------
          Diluted weighted average shares outstanding     2,394,137    2,389,866
                                                         ----------   ----------
                                                         ----------   ----------
          Diluted earnings per share                     $     0.13   $     0.11
                                                         ----------   ----------
                                                         ----------   ----------

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

          The Company's strategy over the past several years has included business combinations accounted for under the purchase accounting method which created goodwill upon the transactions' closings. The Company has goodwill of $3.1 million on its balance sheet as of March 31, 2002. It was previously being amortized over 20 years. The pronouncement eliminates amortization of this asset and subjects it to periodic impairment analysis.

          The Company adopted SFAS No. 142 on January 1, 2002. The Company passed step one of the goodwill impairment test at January 1, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the company's consolidated financial statements and footnotes thereto for the year ended December 31, 2001.

This quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically declines any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                            RESULTS OF OPERATIONS

The company reported net income of $317,000 for the three months ended March 31, 2002, an increase of $51,000 or 19.2% from the $266,000 reported for the same three month period in 2001. Net income for the first quarter of 2002 includes the effect of adopting Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets." Accordingly, amortization of intangible assets with indeterminable useful lives resulting from prior acquisitions accounted for under the purchase method of accounting
was discontinued.   The adoption of SFAS No. 142 had the impact of increasing
net income by $48,000 for the first quarter of 2002 compared to the same
period in 2001.   Diluted earnings per share for the first quarter of 2002
were $0.13, a $0.02 or 18.2% increase compared to the $0.11 per diluted share for the first quarter of 2001.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the primary source of the company's earnings. Net interest income increased by $265,000, or 10.9%, to $2,691,000 for the three months ended March 31, 2002, compared to $2,426,000 for the comparable period in 2001.
The net interest margin, which is the tax equivalent net interest income divided by average interest earning assets increased 50 basis points to 3.93% for the first quarter of 2002 compared to 3.43% the first quarter of 2001.

The following table sets forth the company's consolidated average balances of assets, liabilities and shareholders' equity as well as interest income and expense on related items, and the company's average rate for the three month periods ended March 31, 2002 and 2001:

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES


(yields on a tax-equivalent basis)       Three months ended March 31, 2002       Three months ended March 31, 2001
                                        -----------------------------------     -----------------------------------

                                         Average                    Average      Average                    Average
                                         Balance      Interest        Rate       Balance      Interest        Rate
                                         -------      --------      -------      -------      --------      -------
INTEREST EARNING ASSETS:
  Interest-bearing deposit
    accounts                             $  5,723      $   24        1.70%       $    929      $   13        5.68%
  Federal funds sold &
    short-term investments                  9,009          36        1.62%          1,445          19        5.33%
  Investment securities:
     Taxable investment securities         50,381         691        5.56%         56,674         887        6.35%
     Tax-exempt investment
       securities                          19,306         308        6.47%         16,029         258        6.53%
                                         --------      ------        -----       --------      ------        -----
         Total investment securities       69,687         999        5.81%         72,703       1,145        6.39%
  Loans                                   203,840       3,908        7.78%        222,377       4,729        8.62%

TOTAL EARNING ASSETS                     $288,259      $4,967        6.99%       $297,454      $5,906        8.05%
                                                       ------        -----                     ------        -----
  Allowance for loan losses                (2,519)                                 (3,936)
  Cash and cash equivalents                 9,455                                   9,865
  Other assets                             17,470                                  17,989
                                         --------                                --------
TOTAL ASSETS                             $312,665                                $321,372
                                         --------                                --------
                                         --------                                --------

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits     $   31,116      $   84        1.09%       $ 25,111      $  164        2.65%
  Savings deposits                         53,829         164        1.24%         49,937         341        2.77%
  Time deposits                           121,030       1,313        4.40%        135,663       2,007        6.00%
                                         --------      ------        -----       --------      ------        -----
    Total interest bearing deposits       205,975       1,561        3.07%        210,711       2,512        4.83%
  Short-term borrowings                    10,654          58        2.21%         26,861         386        5.83%
  Other borrowings                         41,515         552        5.39%         34,154         494        5.87%

TOTAL INTEREST-BEARING
  LIABILITIES                            $258,144      $2,171        3.41%       $271,726      $3,392        5.06%
                                                       ------        -----                     ------        -----

NET INTEREST SPREAD                                                  3.58%                                   2.99%
                                                                     -----                                   -----
                                                                     -----                                   -----

  Demand deposits                          28,235                                  24,056
  Other liabilities                         2,259                                   2,362
                                         --------                                --------
  Total liabilities                       288,638                                 298,144
  Shareholders' equity                     24,027                                  23,228
                                         --------                                --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $312,665                                $321,372
                                         --------                                --------
                                         --------                                --------

NET INTEREST MARGIN                                    $2,796        3.93%                     $2,514        3.43%
                                                       ------        -----                     ------        -----
                                                       ------        -----                     ------        -----

For the three months ended March 31, 2002, total interest income decreased by $956,000, or 16.4%, to $4,862,000 compared to $5,818,000 for the same period in 2001. The decrease in interest income is due to a 3.1% decrease in average earning assets, and a 106 basis point decrease in the yield on average earning assets to 6.99% for the first three months of 2002, compared to 8.05% for the same period in 2001. The decrease in the yield on average earning assets reflects a shift in the asset mix from loans to short-term investments for the first quarter of 2002 compared to 2001. The decrease in the yield on average earning assets also reflects the lower interest rate environment during the first three months of 2002 compared to the same period in 2001.

Interest and fees on loans decreased 17.4% to $3,908,000 for the three months ended March 31, 2002 compared to $4,729,000 in same period of 2001. This decrease was the result of a $18.5 million or 8.3% decrease in average loans outstanding and an 84 basis point decrease in yield on the portfolio. The lower overall portfolio yield reflects the Federal Reserve Bank's lowering of managed rates by 3.25% year over year.

Interest income on taxable securities decreased by $196,000 or 22.1% in the first three months of 2002 to $691,000 from $887,000 for the same period in 2001. Average balances of taxable investment securities decreased 11.1% to $50.4 million for the quarter ended March 31, 2002 compared to $56.7 million for the same period in the prior year. In addition the yield on average taxable investment securities decreased 79 basis points to 5.56% for the first quarter of 2002 compared to 6.35% for the first quarter of 2001, reflecting the 325 basis point decrease in managed rates year over year. The decrease in average taxable investment securities was offset with a $3.3 million, or 20.4%, increase in tax exempt securities, which had an average balance of $19.3 million for the three months ended March 31, 2002 compared to $16.0 for the same period in 2001.

Interest from fed funds sold and short-term investments increased to $36,000 for the three months ended March 31, 2002 from $19,000 during the same period in 2001. Interest on interest-bearing deposit accounts increased to $24,000 for the first quarter of 2002 compared to $13,000 for the same period in 2001. This is the result of a $12.3 million increase in the average balance of interest-bearing deposit accounts, fed funds sold and short-term investments to $14.7 million for the three months ended March 31, 2002 compared to $2.4 for the same period in 2001. Excess liquidity from loan and investment scheduled payments and prepayments were invested short-term for much of the first quarter of 2002. Management is in the process of executing longer term investment strategies to re-deploy the excess liquidity.

Total interest expense decreased by $1,221,000, or 36.0%, to $2,171,000 for the three months ended March 31, 2002 compared to $3,392,000 for the same period in 2001. This decrease is the result of the aforementioned lower interest rate environment coupled with favorable shifts in the company's funding mix. While interest paid on deposits decreased $951,000, or 37.9%. to $1,561,000 during the three months ended March 31, 2002 compared to $2,512,000 for the same period in 2001, average total deposits decreased only $0.5 million year over year. The average balance of time deposits decreased $14.7 million, or 10.8%, to $121.0 million for the three months ended March 31, 2002 compared to $135.7 million for the same period in 2001. The decrease in the average balance of time deposits was offset with increases in the average balances of demand deposits, interest-bearing demand deposits and savings accounts of $4.2 million, $6.0 million and $3.9 million, respectively.

Interest on short-term borrowings decreased $328,000 to $58,000 for the three months ended March 31, 2002 compared to $386,000 for the same period in 2001. This decrease is the result of the decrease in managed interest rates as mentioned earlier and a $16.2 million, or 60.3% decrease in average short-term borrowings to $10.7 million for the three months ended March 31, 2002 compared to the same period in 2001.

Interest expense on other borrowings increased $58,000, or 11.7%, to $552,000 for the first quarter of 2002 compared to $494,000 for the first quarter of 2001. The increase is the result of a $7.3 million, or 21.6% increase in the average balance of other borrowings to $41.5 million for the three months ended March 31, 2002 compared to $34.2 million for the first quarter of 2001. The increase in other borrowings is the result of refinancing FHLB daily advances to term notes during 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses is an amount added to the allowance for loan losses to provide for the known and estimated amount of loans that will not be collected. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management determines the appropriate provision based upon a number of criteria, including a detailed evaluation of certain credits, historical performance, economic conditions and overall quality of the loan portfolio. Activity in the allowance for loan losses account for the first three months of 2002 and 2001 is detailed in note 3 to the consolidated condensed financial statements.

The provision for loan losses recorded in the first quarter of 2002 was $139,000 compared to $104,000 in 2001. At March 31, 2002 the allowance for loan losses was equal to 1.27% of portfolio loans compared to 1.15% at December 31, 2001.
It is management's opinion that this amount represents an adequate allowance for loan losses.

OTHER OPERATING INCOME

Total other operating income increased $40,000, or 6.6%, to $642,000 for the three months ended March 31, 2002 compared to $602,000 for the same period in 2001. Over half of the increase was in service charges on deposit accounts, which increased $26,000, or 6.7%, to $414,000 for the first quarter of 2002
compared to $388,000 the prior year.   Brokerage and annuity commissions
increased to $29,000 for the first quarter of 2002 compared to $18,000 in the first quarter of 2001.

OPERATING EXPENSES

Total operating expenses increased $232,000, or 9.1%, to $2,781,000 for the three months ended March 31, 2002 compared to $2,549,000 for the same period in 2001. This includes a $126,000, or 9.9% increase in compensation and benefits. The increase reflects the addition of a number of key management personnel as part of the company's restructuring efforts. Occupancy expenses decreased 8.7%, or $18,000, to $188,000 for the quarter ended March 31, 2002 and reflect lower costs for snowplowing and utilities in 2002. Data processing costs increased 46,000, or 30.1%, to $199,000 for the quarter ended March 31, 2002. This increase reflects the cost of the company's internet banking and platform systems, which were implemented in 2001, and a conversion credit that was received in the first quarter of 2001. Amortization of intangible assets decreased $48,000 to $76,000 for the three months ended March 31, 2002, which reflects the adoption of SFAS No. 142, as discussed in Note 5 to the consolidated condensed financial statements. Legal and professional fees increased $87,000 to $179,000 as a result of increased legal fees related to the Company's claim against a former data processing service provider and charges for the bank's recently completed regulatory exam. Office supplies decreased by $25,000 to $56,000 for the three months ended March 31, 2002 reflecting company efforts to control supply costs. Other operating expenses increased $42,000 to $398,000 for the three months ended March 31, 2002 reflecting higher costs for marketing, postage and the bank's courier program which started in the second quarter of 2001. Other operating expense also includes a $67,000 charge to accrue severance payments for Mr. Dennis Conerton, who agreed to step down as President & Chief Executive Officer effective January 31, 2002. In addition, the company realized an $87,000 credit against other operating expenses due to an adjustment related to stale reconciling items.

Income taxes decreased $13,000, or 11.9%, to $96,000 for the three months ended March 31, 2002 from $109,000 for the same period in 2001. The decline in effective tax rate to 23.2% for the 2002 period from 29.1% in the same period of 2001 is reflective of greater tax efficiency brought about by an increase in non-taxable income and a reduction in nondeductible purchase accounting amortization.

                             BALANCE SHEET ANALYSIS

OVERVIEW

Total assets decreased to $317.0 million at March 31, 2002 compared to $330.3 million at December 31, 2001, a decrease of 4.0%. The December 31, 2001 balance sheet included short-term year-end deposits of $14.4 million, which were invested in federal funds sold at December 31, 2001. Excluding these deposits, total assets increased .35% from December 31, 2001 to March 31, 2002. While total assets, excluding the short-term year-end deposits, increased by $1.1 million, there was a considerable shift in balances from loans to investment securities as securities available for sale increased by $11.9 million, and loans, net of allowance for loan losses, decreased by $10.9 million.

LOANS

Net portfolio loans decreased $10.9 million, or 5.3%, to $195.4 million on March 31, 2002 compared to $206.3 million on December 31, 2001. The bank experienced decreases in consumer, commercial and real estate loans outstanding at March 31, 2002 compared to December 31, 2001. The economic conditions in the markets served by the bank adversely effected loan demand leading to decreases in all categories of loans outstanding.

The allowance for loan losses was $2.5 million or 1.27% of portfolio loans at March 31, 2002 compared to $2.4 million or 1.15% of portfolio loans at December 31, 2001. The increase in the reserve percentage reflects the company's commitment to provide an adequate reserve given the weak economy in our markets. As of March 31, 2002, non-performing loans totaled $3.8 million compared to $4.3 million at December 31, 2001. Management believes that the allowance is adequate at this time.

SHORT-TERM INVESTMENTS

Fed funds sold and other short-term investments decreased $11.6 million to $4.8 million at March 31, 2002 compared to $16.4 million at December 31, 2001. The decrease primarily reflects the liquidation of short-term year-end investments on January 2, 2002 associated with the December 31, 2001 year-end deposits of $14.4 million.

INVESTMENT SECURITIES

Securities available for sale increased $11.9 million, or 27.8%, to $54.5 million at March 31, 2002 compared to $42.6 million at December 31, 2001. The increase in investments in securities available for sale resulted from the redeployment of cash flows from the decrease in loans. Securities held to maturity were substantially unchanged totaling $23.7 million at March 31, 2002 and December 31, 2001.

DEPOSITS

Total deposits decreased $11.3 million to $238.3 million at March 31, 2002 compared to $249.6 million at December 31, 2001. As noted above, the Company's December 31, 2001 financial statements reflect short-term year-end deposits of $14.4 million. Excluding the short-term year-end deposits, total deposits increased 1.3% from December 31, 2001. Excluding the short-term year-end deposits of $5.9 million and $8.5 million included in non-interest bearing and interest bearing deposits, respectively, non-interest bearing deposits increased by $0.2 million and interest bearing deposits increased by $2.9 million at March 31, 2002 compared to December 31, 2001.

BORROWINGS

Short-term borrowings increased $4.8 million to $10.9 million at March 31, 2002 from $6.1 million at year-end. The increase is due to higher outstanding balances of repurchase agreements with commercial customers. Other borrowings, consisting of long-term borrowings incurred in part to complete the First Financial acquisition and term advances from the Federal Home Loan Bank ("FHLB"), were $41.4 million at March 31, 2002 compared to $48.4 million at December 31, 2001. The decrease primarily reflects the repayment of $6.8 million in FHLB advances during January 2002.

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $0.3 million to $24.0 million at March 31, 2002 compared to $23.7 million at December 31, 2001. During the first quarter of 2002 additional paid in capital increased by $0.5 million from stock options exercised. In addition the company declared a dividend of $0.09 per share on common stock, which totaled $219,000.

The Company is subject to certain regulatory capital requirements and continues to remain in a well-capitalized position. The following table shows the company's capital ratios and regulatory requirements to maintain a well-capitalized rating.

                                         MARCH 31,   DECEMBER 31,   REGULATORY
                                            2002         2001      REQUIREMENTS
                                            ----         ----      ------------

Total Capital (To Risk-Weighted Assets)    10.5%         9.6%          8.0%

Tier I Capital (To Risk-Weighted Assets)    9.2%         8.5%          4.0%

Tier I Capital (To Average Assets)          6.2%         5.9%          4.0%

LIQUIDITY

Liquidity, as it relates to the subsidiary bank, is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Bank's principal sources of funds are deposits, scheduled amortization and prepayment of loan principal, maturities of investment securities, short-term borrowings and income from operations. Additional sources include purchasing fed funds, sale of securities, sale of loans, borrowing from both the Federal Reserve Bank and Federal Home Loan Bank, and dividends paid by Nevahawk, a wholly owned subsidiary of the Bank.

The liquidity needs of the Company generally consists of payment of dividends to its shareholders, payments of principal and interest on borrowed funds, and a limited amount of expenses. The sources of funds to provide this liquidity are issuance of capital stock and dividends from its subsidiary bank. Certain restrictions are imposed upon the Bank, which could limit its ability to pay dividends if it did not have net earnings or adequate capital in the future.
The Company maintains adequate liquidity to pay its expenses.

OFF BALANCE SHEET ITEMS AND CONTINGENCIES

Off-balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $19.7 million as of March 31, 2002. This compares to $25.8 million at December 31, 2001. The Bank has historically funded off-balance sheet commitments with its primary sources of funds and management anticipates that this will continue.

At March 31, 2002 the Company continues to carry a $271,000 receivable related to a $541,000 claim against its former data processor. The claim relates to an improper charge made by a former data processing service provider ("Provider") to the Company's check clearing account maintained with the Federal Home Loan Bank of Chicago. Trial in this matter has been scheduled for July 2002. The receivable will be adjusted based on the results of the upcoming trial or other developments as they occur. Legal fees relating to this matter are being expensed as incurred. Management intends to aggressively pursue recovery of the entire $541,000, that was improperly charged, and related legal fees.

                                    PART II

                               OTHER INFORMATION

ITEM 6.   A) EXHIBITS

          See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

          B) REPORT ON FORM 8-K

          There was one report on Form 8-K filed during the first quarter of 2002.

          The report dated December 19, 2001 announced the appointment of R. Richard Bastian, III as Chief Executive Officer of the Company and the change in responsibilities of Dennis M. Conerton effective January 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Blackhawk Bancorp, Inc.
                              -----------------------------------------------
                              (Registrant)

Date:  May 8, 2002

                              /s/R. Richard Bastian, III
                              -----------------------------------------------
                              R. Richard Bastian, III
                              President and Chief Executive Officer

                              /s/Todd J. James
                              -----------------------------------------------
                              Todd J. James
                              Senior Vice President and Chief Financial Officer

                              /s/Thomas L. Lepinski
                              -----------------------------------------------
                              Thomas L. Lepinski, CPA
                              Principal Accounting Officer

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