Form 10QSB
period 2002-06-30
BLACKHAWK BANCORP INC
filed 2002-08-09
CIK 857853

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                        YES    X                            NO
                             -----                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at
          Class of Common Stock            July 23, 2002
          ---------------------            --------------
          $.01 par value                  2,501,321 shares

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Condensed Balance Sheets as of
           June 30, 2002 and December 31, 2001                           3

     Consolidated Condensed Statements of Income for the
           Three Months Ended June 30, 2002 and 2001                     4

     Consolidated Condensed Statements of Income for the
           Six Months Ended June 30, 2002 and 2001                       5

     Consolidated Condensed Statements of Shareholders'
           Equity for the Six Months Ended June 30, 2002 and 2001        6

     Consolidated Condensed Statements of Cash Flows for the
           Six Months Ended June 30, 2002 and 2001                     7-8

     Notes to Consolidated Condensed Financial Statements             9-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION                        12-21

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS              22

ITEM 6.  A) EXHIBITS                                                    23

         B) REPORTS ON FORM 8-K                                         23

SIGNATURES                                                              24

INDEX TO EXHIBITS                                                       25

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                         JUNE 30,   DECEMBER 31,
                                                           2002         2001
                                                         --------   ------------
ASSETS                                                   (Dollars in thousands)
------

Cash and cash equivalents                                 $12,514      $11,746
Interest-bearing deposit accounts                             326        7,857
Federal funds sold and other short-term investments         5,431       16,417
Securities available for sale                              69,007       42,623
Securities held to maturity, fair value
  of $25,789 and $24,172                                   24,203       23,735
Federal Home Loan Bank of Chicago stock, at cost            2,449        2,385
Loans held for sale                                           624        2,752
Loans, net of allowance for loan losses
  of $2,519 and $2,404                                    192,773      206,383
Bank premises and equipment, net                            6,443        6,716
Accrued interest receivable                                 2,136        2,067
Intangible assets                                           4,845        5,040
Other assets                                                2,211        2,554
                                                         --------     --------
     Total Assets                                        $322,962     $330,275
                                                         --------     --------
                                                         --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
     Non-interest bearing                                $ 31,399     $ 36,618
     Interest bearing                                     208,361      212,987
                                                         --------     --------
     Total deposits                                       239,760      249,605
                                                         --------     --------
Borrowed Funds:
     Short-term borrowings                                 14,408        6,087
     Other borrowings                                      41,167       48,388
                                                         --------     --------
     Total borrowed funds                                  55,575       54,475
                                                         --------     --------
Accrued interest payable                                      860        1,044
Other liabilities                                           1,363        1,410
                                                         --------     --------
     Total Liabilities                                    297,558      306,534
                                                         --------     --------

SHAREHOLDERS' EQUITY:
Preferred stock
     1,000,000 shares, $.01 par value per share
     authorized, none issued or outstanding                    --           --
Common stock
     10,000,000 shares, $.01 par value per share authorized,
     2,502,199 and 2,371,398 shares issued                     25           24
Additional paid-in capital                                  8,668        7,555
Retained earnings                                          15,750       15,447
Treasury stock, 2,260 and 4,980 shares, at cost               (26)         (58)
Accumulated other comprehensive income                        987          773
                                                         --------     --------
     Total Shareholders' Equity                            25,404       23,741
                                                         --------     --------
     Total Liabilities and Shareholders' Equity          $322,962     $330,275
                                                         --------     --------
                                                         --------     --------

       See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,
                                                           2002           2001
                                                           ----           ----
INTEREST INCOME:                                         (Dollars in thousands)
     Interest and fees on loans                            $3,673       $4,806
     Interest on securities:
          Taxable                                             926          741
          Exempt from federal income taxes                    209          192
     Interest on fed funds sold and
       other short-term investments                            19           20
     Interest on interest-bearing deposits                      5           13
                                                           ------       ------
          Total Interest Income                             4,832        5,772
                                                           ------       ------
INTEREST EXPENSE:
     Interest on deposits                                   1,547        2,374
     Interest on short-term borrowings                         49          294
     Interest on other borrowings                             555          531
                                                           ------       ------
          Total Interest Expense                            2,151        3,199
                                                           ------       ------
     Net Interest Income                                    2,681        2,573
     Provision for loan losses (Note 3)                       122          171
                                                           ------       ------
     Net Interest Income After Provision For Loan Losses    2,559        2,402
                                                           ------       ------
OTHER OPERATING INCOME:
     Service charges on deposit accounts                      396          381
     Gain on sale of mortgage loans                            54          142
     Gain on sale of securities                               225           94
     Brokerage and annuity commissions                         53           65
     Net loss on sale of other assets                         (17)         ---
     Other income                                             159          143
                                                           ------       ------
          Total Other Operating Income                        870          825
                                                           ------       ------
OTHER OPERATING EXPENSES:
     Salaries and employee benefits                         1,338        1,330
     Occupancy expense, net                                   261          182
     Furniture and equipment                                  208          200
     Data processing                                          188          172
     Amortization of intangible assets                         78          124
     Legal and professional fees                              117          117
     Office supplies                                           69           68
     Telephone and telecommunications                          79           71
     Other operating expenses                                 501          442
                                                           ------       ------
          Total Other Operating Expenses                    2,839        2,706
                                                           ------       ------
Income Before Income Taxes                                    590          521
Provision for Income Taxes                                    160          169
                                                           ------       ------
Net Income                                                 $  430       $  352
                                                           ------       ------
                                                           ------       ------
Basic Earnings Per Share                                   $ 0.17       $ 0.15
                                                           ------       ------
                                                           ------       ------
Diluted Earnings Per Share                                 $ 0.17       $ 0.15
                                                           ------       ------
                                                           ------       ------
Dividends Per Share                                        $ 0.09       $ 0.12
                                                           ------       ------
                                                           ------       ------

       See Notes to Unaudited Consolidated Condensed Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                           2002          2001
                                                           ----          ----
INTEREST INCOME:                                        (Dollars in thousands)
     Interest and fees on loans                            $7,581       $9,534
     Interest on securities:
          Taxable                                           1,612        1,629
          Exempt from federal income taxes                    417          363
     Interest on fed funds sold and
       other short-term investments                            55           38
     Interest on interest-bearing deposits                     29           26
                                                           ------       ------
          Total Interest Income                             9,694       11,590
                                                           ------       ------
INTEREST EXPENSE:
     Interest on deposits                                   3,108        4,886
     Interest on short-term borrowings                         95          681
     Interest on other borrowings                           1,119        1,024
                                                           ------       ------
          Total Interest Expense                            4,322        6,591
                                                           ------       ------
     Net Interest Income                                    5,372        4,999
     Provision for loan losses (Note 3)                       261          275
                                                           ------       ------
     Net Interest Income After Provision For Loan Losses    5,111        4,724
                                                           ------       ------
OTHER OPERATING INCOME:
     Service charges on deposit accounts                      745          718
     Gain on sale of mortgage loans                           127          230
     Gain on sale of securities                               229           94
     Brokerage and annuity commissions                         82           83
     Net loss on sale of other assets                          (1)           5
     Other income                                             330          297
                                                           ------       ------
          Total Other Operating Income                      1,512        1,427
                                                           ------       ------
OTHER OPERATING EXPENSES:
     Salaries and employee benefits                         2,731        2,597
     Occupancy expense, net                                   449          388
     Furniture and equipment                                  428          399
     Data processing                                          387          320
     Amortization of intangible assets                        154          248
     Legal and professional fees                              296          211
     Office supplies                                          125          150
     Telephone and telecommunications                         151          147
     Other operating expenses                                 899          795
                                                           ------       ------
          Total Other Operating Expenses                    5,620        5,255
                                                           ------       ------
Income Before Income Taxes                                  1,003          896
Provision for Income Taxes                                    256          278
                                                           ------       ------
Net Income                                                 $  747       $  618
                                                           ------       ------
                                                           ------       ------
Basic Earnings Per Share                                   $ 0.31       $ 0.26
                                                           ------       ------
                                                           ------       ------
Diluted Earnings Per Share                                 $ 0.31       $ 0.26
                                                           ------       ------
                                                           ------       ------
Dividends Per Share                                        $ 0.18       $ 0.24
                                                           ------       ------
                                                           ------       ------

       See Notes to Unaudited Consolidated Condensed Financial Statements

                          BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                      2002              2001
                                                      ----              ----
                                                      (Dollars in thousands)
Common Stock:
     Balance at beginning of period                  $    24           $    23
     Stock options exercised                               1                 1
                                                     -------           -------
     Balance at end of period                             25                24
                                                     -------           -------

Additional Paid-in Capital:
     Balance at beginning of period                    7,555             7,417
     Stock options exercised                           1,117               118
     Sale of treasury stock                               (4)               --
                                                     -------           -------
     Balance at end of period                          8,668             7,535
                                                     -------           -------

Retained Earnings:
     Balance at beginning of period                   15,447            15,573
     Net income                                          747               618
     Dividends declared on common stock                 (444)             (565)
                                                     -------           -------
     Balance at end of period                         15,750            15,626
                                                     -------           -------

Treasury Stock, at cost:
     Balance at beginning of period                      (58)             (120)
     Sale of treasury stock                               32                18
                                                     -------           -------
     Balance at end of period                            (26)             (102)
                                                     -------           -------

Accumulated other comprehensive income:
     Balance at beginning of period                      773               102
     Other comprehensive income, net of taxes            214               421
                                                     -------           -------
     Balance at end of period                            987               523
                                                     -------           -------

Total Shareholders' Equity                           $25,404           $23,606
                                                     -------           -------
                                                     -------           -------

       See Notes to Unaudited Consolidated Condensed Financial Statements

                          BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                      2002              2001
                                                      ----              ----
                                                      (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $    747          $    618
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
   Provision for loan losses                             261               275
   Provision for depreciation and amortization           617               698
   Amortization of premiums and (accretion of
          discounts) on Investment securities, net        41                29
   Gain on sale of loans held for sale                  (127)             (230)
   FHLB stock dividends                                  (60)              (75)
   (Gain) loss on sale of property,
     equipment and OREO                                   76                (5)
   Gain on sale of securities                           (229)              (94)
   Loans originated for sale                          (9,971)          (16,316)
   Proceeds from sale of loans held for sale          12,226            13,633
   Change in assets and liabilities:
   Decrease in other assets                              122               458
   (Increase) decrease in accrued interest receivable    (74)              223
   Decrease in accrued interest payable                 (184)             (497)
   Increase (decrease) in other liabilities                8              (183)
                                                    --------          --------
   Net cash provided by (used in)
     operating activities                              3,453            (1,466)
                                                    --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in federal funds sold,
     interest-bearing deposits and
     other short-term investments, net                18,517             2,451
   Proceeds from maturities and calls
     of securities available-for-sale                  6,263            23,608
   Purchase of securities available-for-sale         (40,600)          (13,952)
   Proceeds from maturities and calls
     of securities held-to-maturity                    2,363             1,629
   Purchase of securities held-to-maturity            (2,868)           (4,528)
   Proceeds from sale of securities
     available-for-sale                                8,523                96
   (Loans originated), net of principal collected     13,064            (1,265)
   Proceeds from the sale of property,
     equipment and OREO                                  376               641
   Purchase of bank premises and equipment              (225)             (661)
                                                    --------          --------
   Net cash provided by investing activities           5,413             8,019
                                                    --------          --------

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (CONTINUED)
                                       (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                      2002              2001
                                                      ----              ----
                                                      (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                          $  1,050          $    119
   Sale of treasury stock                                 28                18
   Net decrease in deposits                           (9,845)          (24,665)
   Net increase in borrowings                          1,100            18,965
   Dividends paid                                       (431)             (565)
                                                    --------          --------
   Net cash used in financing activities              (8,098)           (6,128)
                                                    --------          --------
   Increase in cash and cash equivalents                 768               425

CASH AND CASH EQUIVALENTS:
   Beginning                                          11,746            13,336
                                                    --------          --------

   Ending                                            $12,514           $13,761
                                                    --------          --------
                                                    --------          --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
       Interest                                     $  4,506          $  7,088
       Income taxes                                 $   (118)         $    108

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
   ACTIVITIES:
   Other assets acquired in settlement of loans     $    285          $    741

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                      June 30, 2002

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

          In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Corporation as of June 30, 2002, and the results of operations for the three and six months ended June 30, 2002 and 2001.

          The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.   Non-Performing Loans

          Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments. The following summarizes information concerning non-performing loans:

                                                       JUNE 30,    DECEMBER 31,
                                                       --------    ------------
          (Dollars in thousands)                         2002         2001
                                                         ----         ----
          Non-accruing loans                            $3,065       $2,808
          Past due 90 days or more and still accruing       56          356
                                                        ------       ------
          Total non-performing loans                    $3,121       $3,164
                                                        ------       ------
                                                        ------       ------

          Performing loans classified as impaired       $  638       $1,147


                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2002
                                  (CONTINUED)

Note 3.   Allowance For Loan Losses

          A summary of transactions in the allowance for loan losses is as follows:

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                              --------
          (Dollars in thousands)                         2002         2001
                                                         ----         ----
          Balance at beginning of period                $2,517       $3,912
          Provision charged to expense                     122          171
          Loans charged off                                131        2,076
          Recoveries                                        11           50
                                                        ------       ------
          Balance at end of period                      $2,519       $2,057
                                                        ------       ------
                                                        ------       ------


                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                              --------
          (Dollars in thousands)                         2002         2001
                                                         ----         ----
          Balance at beginning of period                $2,404       $3,894
          Provision charged to expense                     261          275
          Loans charged off                                182        2,168
          Recoveries                                        36           56
                                                        ------       ------
          Balance at end of period                      $2,519       $2,057
                                                        ------       ------
                                                        ------       ------

Note 4.   Earnings Per Share

          Presented below are the calculations for basic and diluted earnings per share:

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                           2002           2001           2002          2001
                                                           ----           ----           ----          ----
Basic:
Net income available to common stockholders            $  430,000     $  352,000     $  747,000     $  618,000
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------
Weighted average shares outstanding                     2,478,283      2,348,125      2,431,572      2,343,687
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------
Basic earnings per share                               $     0.17     $     0.15     $     0.31     $     0.26
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

Diluted:
Net income available to common stockholders            $  430,000     $  352,000     $  747,000     $  618,000
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------
Weighted average shares outstanding                     2,478,283      2,348,125      2,431,572      2,343,687
Effect of dilutive stock options outstanding                9,782         42,685          9,782         42,685
                                                       ----------     ----------     ----------     ----------
Diluted weighted average shares outstanding             2,488,065      2,390,810      2,441,354      2,386,372
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------
Diluted earnings per share                             $     0.17     $     0.15     $     0.31     $     0.26
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                      June 30, 2002
                                  (CONTINUED)

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

          The Company's strategy over the past several years has included business combinations accounted for under the purchase accounting method which created goodwill upon the transactions' closings. The Company has goodwill of $3.1 million on its balance sheet as of June 30, 2002. It was previously being amortized over 20 years. The pronouncement eliminates amortization of this asset and subjects it to periodic impairment analysis.

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

                            RESULTS OF OPERATIONS

                          SIX MONTHS ENDED JUNE 30

The company reported net income of $747,000 for the six months ended June 30, 2002, an increase of $129,000 or 20.9% from the $618,000 reported for the same six month period in 2001. Net income for the six months ended June 30, 2002 includes the effect of adopting Statement of Financial Accounting
Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Accordingly, amortization of intangible assets with indeterminable useful lives resulting from prior acquisitions accounted for under the purchase method of accounting was discontinued. The adoption of SFAS No. 142 had the impact of increasing net income by $94,000 for the six months ended June 30, 2002 compared to the same period in 2001. In the second quarter of 2002 the company recorded an after tax charge of $45,000 to reflect the consolidation of it's Wal-Mart branch into a nearby full service branch. The charge reflects the current write-off of the net book value of the branch's fixed assets and the estimated cost to return the leased space to its condition prior to the company's use as a branch. The Company also recorded a $117,000 charge for officer severance agreements. Diluted earnings per share for the six months ended June 30, 2002 were $0.31, a $0.05 or 19.2% increase compared to the $0.26 per diluted share for the same period in 2001.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the primary source of the company's earnings. Net interest income increased by $373,000, or 7.5%, to $5,372,000 for the six months ended June 30, 2002, compared to $4,999,000 for the comparable period in 2001. The net interest margin, which is the tax equivalent net interest income divided by average interest earning assets increased 35 basis points to 3.87% for the six months ended June 30, 2002 compared to 3.52% for the six months ended June 30, 2001.

The following table sets forth the company's consolidated average balances of assets, liabilities and shareholders' equity as well as interest income and expense on related items, and the company's average rate for the six month periods ended June 30, 2002 and 2001:

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES

(yields on a tax-equivalent basis)            Six months ended June 30, 2002            Six months ended June 30, 2001
                                           -----------------------------------       ------------------------------------

                                           Average                     Average       Average                      Average
                                           Balance       Interest        Rate        Balance       Interest        Rate
                                           -------       --------      -------       -------       --------       -------
INTEREST EARNING ASSETS:
  Interest-bearing deposit
      Accounts                            $   3,267       $   29         1.79%      $  1,004        $    26        5.22%
  Federal funds sold &
      short-term investments                  6,734           55         1.65%         1,574             38        4.87%
  Investment securities:
     Taxable investment securities           61,421        1,612         5.29%        52,517          1,629        6.26%
     Tax-exempt investment
       securities                            19,453          417         6.55%        17,115            363        6.48%
                                           --------       ------         -----      --------        -------        -----
           Total investment securities       80,874        2,029         5.60%        69,632          1,992        6.31%
  Loans                                     199,928        7,581         7.65%       224,643          9,534        8.56%

TOTAL EARNING ASSETS                       $290,803       $9,694         6.87%      $296,853        $11,590        8.00%
                                                          ------         -----                      -------        -----
  Allowance for loan losses                 (2,519)                                   (3,874)
  Cash and cash equivalents                   9,820                                   10,038
  Other assets                               17,203                                   18,477
                                           --------                                 --------
TOTAL ASSETS                               $315,307                                 $321,494
                                           --------                                 --------
                                           --------                                 --------

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits       $   32,148       $  172         1.08%      $ 26,755        $   340        2.56%
  Savings deposits                           53,778          321         1.20%        49,856            647        2.62%
  Time deposits                             121,435        2,615         4.34%       133,325          3,899        5.90%
                                           --------       ------         -----      --------        -------        -----
      Total interest bearing deposits       207,361        3,108         3.02%       209,936          4,886        4.69%
   Short-term borrowings                     10,338           95         1.85%        24,416            681        5.62%
   Other borrowings                          41,833        1,119         5.39%        35,665          1,024        5.79%

TOTAL INTEREST-BEARING
LIABILITIES                                $259,532       $4,322         3.36%      $270,017        $ 6,591        4.92%
                                                          ------         -----                      -------        -----

NET INTEREST SPREAD                                                      3.51%                                     3.08%
                                                                         -----                                     -----

  Demand deposits                            29,257                                   25,090
  Other liabilities                           2,113                                    2,574
                                           --------                                 --------
  Total liabilities                         290,902                                  297,681
  Shareholders' equity                       24,405                                   23,813
                                           --------                                 --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $315,307                                 $321,494
                                           --------                                 --------
                                           --------                                 --------

NET INTEREST MARGIN                                       $5,372         3.87%                      $ 4,999        3.52%
                                                          ------         -----                      -------        -----
                                                          ------         -----                      -------        -----


For the six months ended June 30, 2002, total interest income decreased by $1,896,000, or 16.4%, to $9,694,000 compared to $11,590,000 for the same period in 2001. The decrease in interest income is due to a 2.0% decrease in average earning assets, and a 113 basis point decrease in the yield on average earning assets to 6.87% for the first six months of 2002, compared to 8.00% for the same period in 2001. The decrease in the yield on average earning assets reflects a shift in the asset mix from loans to investment securities and short-term investments for the first six months of 2002 compared to 2001. The decrease in the yield on average earning assets also reflects the lower interest rate environment during the first six months of 2002 compared to the same period in 2001. Interest and fees on loans decreased 20.5% to $7,581,000 for the six months ended June 30, 2002 compared to $9,534,000 in same period of 2001. This decrease was the result of a $24.7 million or 11.0% decrease in average loans outstanding and a 91 basis point decrease in yield on the portfolio. The lower overall portfolio yield reflects the Federal Reserve Bank's lowering of managed rates by 3.75% during 2001.

Interest income on taxable securities decreased by $17,000 or 1.0% in the first six months of 2002 to $1,612,000 from $1,629,000 for the same period in 2001. Average balances of taxable investment securities increased 17.0% to $61.4 million for the six months ended June 30, 2002 compared to $52.5 million for the same period in the prior year. The increase in average balances outstanding was offset by a decrease of 97 basis points in average yield to 5.29% for the first six months of 2002 compared to 6.26% for the first six months of 2001. Average tax exempt securities increased to $19.5 million for the six months ended June 30, 2002 compared to $17.1 for the same period in 2001 while their average tax equivalent yield increased from 6.48% for the six months ended June 30, 2001 to 6.55% for the similar period in 2002.

Interest from fed funds sold and short-term investments increased to $55,000 for the six months ended June 30, 2002 from $38,000 during the same period in 2001 and reflect higher average invested balances kept in the first quarter of 2002. Interest on interest-bearing deposit accounts increased to $29,000 for the first six months of 2002 compared to $26,000 for the same period in 2001 and also reflects higher average balances from the first quarter of 2002. Excess liquidity from loan and investment scheduled payments and prepayments were invested short-term for much of the first three months of 2002 before being re-deployed into investment securities during the second quarter of 2002.

Total interest expense decreased by $2,269,000, or 34.4%, to $4,322,000 for the six months ended June 30, 2002 compared to $6,591,000 for the same period in 2001. This decrease is the result of the aforementioned lower interest rate environment coupled with favorable shifts in the company's funding mix. While interest paid on deposits decreased $1,778,000, or 36.4%. to $3,108,000 during the six months ended June 30, 2002 compared to $4,886,000 for the same period in 2001, average interest bearing deposits decreased only $2.6 million or 1.2% year over year. The average balance of time deposits decreased $11.9 million, or 8.9%, to $121.4 million for the six months ended June 30, 2002 compared to $133.3 million for the same period in 2001. The decrease in the average balance of time deposits was offset with increases in the average balances of demand deposits, interest-bearing demand deposits and savings accounts of $4.2 million, $5.4 million and $3.9 million, respectively.

Interest on short-term borrowings decreased $586,000 to $95,000 for the six months ended June 30, 2002 compared to $681,000 for the same period in 2001. This decrease is the result of the decrease in managed interest rates as mentioned earlier and a $14.1 million, or 57.7% decrease in average short-term borrowings to $10.3 million for the six months ended June 30, 2002 compared to the same period in 2001.

Interest expense on other borrowings increased $95,000, or 9.3%, to $1,119,000 for the first six months of 2002 compared to $1,024,000 for the first six months of 2001. The increase is the result of a $6.2 million, or 17.3% increase in the average balance of other borrowings to $41.8 million for the six months ended June 30, 2002 compared to $35.7 million for the first six months of 2001. The increase in other borrowings is the result of refinancing FHLB daily advances to term notes during 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses is an amount added to the allowance for loan losses to provide for the known and estimated amount of loans that will not be collected. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management determines the appropriate provision based upon a number of criteria, including a detailed evaluation of certain credits, historical performance, economic conditions and overall quality of the loan portfolio. Activity in the allowance for loan losses account for the first six months of 2002 and 2001 is detailed in note 3 to the consolidated condensed financial statements.

The provision for loan losses recorded in the first six months of 2002 was $261,000 compared to $275,000 in 2001. At June 30, 2002 the allowance for loan losses was equal to 1.29% of portfolio loans compared to 1.15% at December 31, 2001. It is management's opinion that this amount represents an adequate allowance for loan losses.

OTHER OPERATING INCOME

Total other operating income increased $85,000, or 6.0%, to $1,512,000 for the six months ended June 30, 2002 compared to $1,427,000 for the same period in 2001. The Company recognized securities gains of $229,000 in the first six months of 2002 compared to $94,000 in the same period of 2001. Gain on sale of mortgage loans decreased $103,000 or 44.8% to $127,000 for the six months ended June 30, 2002 compared to $230,000 for the same period in 2001. The decrease is due to lower volume and less favorable market pricing. The average gain in 2002 was 1.04% on the $12.2 million in loans sold to the secondary market compared to an average gain of 1.72% on the $13.6 million of loans sold in the same period in 2001. Service charges on deposit accounts increased $27,000, or 3.8%, to $745,000 for the first six months of 2002 compared to $718,000 the prior year.

OPERATING EXPENSES

Total operating expenses increased $365,000, or 6.9%, to $5,620,000 for the six months ended June 30, 2002 compared to $5,255,000 for the same period in 2001. This includes a $134,000, or 5.2% increase in compensation and benefits. The increase reflects the addition of a number of key management personnel as part of the company's restructuring efforts. Occupancy expenses increased 15.7%, or $61,000, to $449,000 for the six months ended June 30, 2002 compared to $388,000 for the six months ended June 30, 2001 and include $75,000 in pre-tax charges related to the Wal-Mart branch consolidation previously discussed. Data processing costs increased $67,000, or 20.9%, to $387,000 for the six months ended June 30, 2002. This increase reflects the cost of the company's internet banking and platform systems, which were implemented at the end of 2001, and a conversion credit that was received in the first six months of 2001. Amortization of intangible assets decreased $94,000 to $154,000 for the six months ended June 30, 2002, which reflects the adoption of SFAS No. 142, as discussed in Note 5 to the consolidated condensed financial statements. Legal and professional fees increased $85,000 to $296,000 as a result of increased legal fees related to the Company's claim against a former data processing service provider and charges in the first quarter of 2002 for a bank regulatory exam. Office supplies decreased by $25,000 to $125,000 for the six months ended June 30, 2002 reflecting company efforts to control supply costs. Other operating expenses increased $104,000 to $899,000 for the six months ended June 30, 2002 reflecting higher costs for marketing, postage and loan collection expense. Other operating expense also includes $117,000 of charges to accrue severance payments for executive officers that left the company in 2002. In addition, the company realized an $87,000 credit against other operating expenses due to an adjustment related to stale reconciling items.

Income taxes decreased $22,000, or 7.9%, to $256,000 for the six months ended June 30, 2002 from $278,000 for the same period in 2001. The decline in effective tax rate to 25.5% for the 2002 period from 31.0% in the same period of 2001 is reflective of greater tax efficiency brought about by an increase in non-taxable income and a reduction in nondeductible purchase accounting amortization.


                             BALANCE SHEET ANALYSIS

OVERVIEW

Total assets decreased to $323.0 million at June 30, 2002 compared to $330.3 million at December 31, 2001, a decrease of 2.2%. The December 31, 2001 balance sheet included short-term year-end deposits of $14.4 million, which were invested in federal funds sold at December 31, 2001. Excluding these deposits, total assets increased 2.2% from December 31, 2001 to June 30, 2002. While total assets, excluding the short-term year-end deposits, increased by $7.1 million, there was a considerable shift in balances from loans and short-term investments to investment securities. Securities available for sale increased by $26.4 million, while loans, net of allowance for loan losses, decreased by $13.6 million and short-term investments, excluding the year-end deposits of $14.4 million, decreased by $4.1 million.

LOANS

Net portfolio loans decreased $13.6 million, or 6.6%, to $192.8 million on June 30, 2002 compared to $206.4 million on December 31, 2001. The bank experienced decreases in consumer, commercial and real estate loans outstanding at June 30, 2002 compared to December 31, 2001. The economic conditions in the markets served by the bank adversely effected loan demand leading to decreases in all categories of loans outstanding.

The allowance for loan losses was $2.5 million or 1.29% of portfolio loans at June 30, 2002 compared to $2.4 million or 1.15% of portfolio loans at December 31, 2001. The increase in the reserve percentage reflects the company's commitment to provide an adequate reserve given the weak economy in our markets. As of June 30, 2002, non-performing loans totaled $3.8 million compared to $4.3 million at December 31, 2001. Management believes that the allowance is adequate at this time.

SHORT-TERM INVESTMENTS

Fed funds sold and other short-term investments decreased $11.0 million to $5.4 million at June 30, 2002 compared to $16.4 million at December 31, 2001. The decrease primarily reflects the liquidation of short-term year-end investments on January 2, 2002 associated with the December 31, 2001 year-end deposits of $14.4 million.

INVESTMENT SECURITIES

Securities available for sale increased $26.4 million, or 61.9%, to $69.0 million at June 30, 2002 compared to $42.6 million at December 31, 2001. The increase in investments in securities available for sale resulted from the redeployment of cash flows from the decrease in loans and increase in deposits. Securities held to maturity increased $.5 million or 2.0% to $24.2 million at June 30, 2002 from $23.7 million at December 31, 2001.

DEPOSITS

Total deposits decreased $9.8 million to $239.8 million at June 30, 2002 compared to $249.6 million at December 31, 2001. As noted above, the Company's December 31, 2001 financial statements reflect short-term year-end deposits of $14.4 million. Excluding the short-term year-end deposits, total deposits increased 1.9% from December 31, 2001. Excluding the short-term year-end deposits of $5.9 million and $8.5 million included in non-interest bearing and interest bearing deposits, respectively, non-interest bearing deposits increased by $0.7 million and interest bearing deposits increased by $3.9 million at June 30, 2002 compared to December 31, 2001.

BORROWINGS

Short-term borrowings increased $8.3 million to $14.4 million at June 30, 2002 from $6.1 million at year-end. The increase is due to higher outstanding balances of repurchase agreements with commercial customers. Other borrowings, consisting of long-term borrowings incurred in part to complete the First Financial acquisition and term advances from the Federal Home Loan Bank
("FHLB"), were $41.2 million at June 30, 2002 compared to $48.4 million at December 31, 2001. The decrease primarily reflects the repayment of $6.8 million in FHLB advances during January 2002.

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $1.7 million to $25.4 million at June 30, 2002 compared to $23.7 million at December 31, 2001. During the first six months of 2002 additional paid in capital increased by $1.1 million from stock options exercised. Accumulated other comprehensive income, which is the adjustment of securities available for sale to market value, net of tax, increased $.2 million to $1.0 million at June 30, 2002 from $.8 million at December 31, 2001. In addition the company declared two dividends of $0.09 per share on common stock, which totaled $444,000.

The Company is subject to certain regulatory capital requirements and continues to remain in a well-capitalized position. The following table shows the company's capital ratios and regulatory requirements to maintain a well-capitalized rating.

                                           JUNE 30,   DECEMBER 31,  REGULATORY
                                             2002         2001     REQUIREMENTS
                                             ----         ----     ------------

Total Capital (To Risk-Weighted Assets)      11.0%        9.6%         8.0%

Tier I Capital (To Risk-Weighted Assets)      9.8%        8.5%         4.0%

Tier I Capital (To Average Assets)            6.3%        5.9%         4.0%

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

OFF BALANCE SHEET ITEMS AND CONTINGENCIES

Off-balance sheet items consist of credit card lines of credit, mortgage commitments, letters of credit and other commitments totaling approximately $20.5 million as of June 30, 2002. This compares to $25.8 million at December 31, 2001. The Bank has historically funded off-balance sheet commitments with its primary sources of funds and management anticipates that this will continue.

At June 30, 2002 the Company continues to carry a $271,000 receivable related to a $541,000 claim against its former data processor. The claim relates to an improper charge made by a former data processing service provider ("Provider") to the Company's check clearing account maintained with the Federal Home Loan Bank of Chicago. Trial in this matter has been rescheduled for October 2002. The receivable will be adjusted based on the results of the upcoming trial or other developments as they occur. Legal fees relating to this matter are being expensed as incurred. Management intends to aggressively pursue recovery of the entire $541,000, that was improperly charged, and related legal fees.

                             RESULTS OF OPERATIONS

                           THREE MONTHS ENDED JUNE 30

The company reported net income of $430,000 for the three months ended June 30, 2002, an increase of $78,000 or 22.2% from the $352,000 reported for the same three month period in 2001. Net income for the quarter ended June 30, 2002 includes the second quarter effect of adopting Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Accordingly, amortization of intangible assets with indeterminable useful lives resulting from prior acquisitions accounted for under the purchase method of accounting was discontinued. The adoption of SFAS No. 142 had the impact of increasing net income by $46,000 for the second quarter of 2002 compared to the same period in 2001. Diluted earnings per share for the second quarter of 2002 were $0.17, a $0.02 or 13.3% increase compared to the $0.15 per diluted share for the second quarter of 2001.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the primary source of the company's earnings. Net interest income increased by $108,000, or 4.2%, to $2,681,000 for the quarter ended June 30, 2002, compared to $2,573,000 for the comparable period in 2001. The net interest margin, which is the tax equivalent net interest income divided by average interest earning assets increased 19 basis points to 3.81% for the second quarter of 2002 compared to 3.62% the similar period in 2001.

The following table sets forth the company's consolidated average balances of assets, liabilities and shareholders' equity as well as interest income and expense on related items, and the company's average rate for the three month periods ended June 30, 2002 and 2001:

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES

(yields on a tax-equivalent basis)           Three months ended June 30, 2002           Three months ended June 30, 2001
                                           ------------------------------------       ------------------------------------
                                           Average                      Average       Average                      Average
                                           Balance       Interest        Rate         Balance       Interest         Rate
                                           -------       --------       -------       -------       --------       -------
INTEREST EARNING ASSETS:
  Interest-bearing deposit
      accounts                            $    844        $    5         2.38%       $  1,078        $   13         4.84%
  Federal funds sold &
      short-term investments                 4,469            19         1.71%          1,702            20         4.71%
  Investment securities:
     Taxable investment securities          72,345           926         5.13%         48,405           741         6.14%
     Tax-exempt investment
       securities                           19,598           209         6.49%         18,188           192         6.42%
                                          --------        ------         -----       --------        ------         -----
           Total investment securities      91,943         1,135         5.42%         66,593           933         6.22%
  Loans                                    196,087         3,673         7.51%        226,898         4,806         8.50%

TOTAL EARNING ASSETS                      $293,343        $4,832         6.75%       $296,271        $5,772         7.95%
                                                          ------         -----                       ------         -----

  Allowance for loan losses                 (2,518)                                    (3,812)
  Cash and cash equivalents                 10,173                                     10,196
  Other assets                              16,980                                     18,072
                                          --------                                   --------

TOTAL ASSETS                              $317,978                                   $320,727
                                          --------                                   --------
                                          --------                                   --------

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits        $ 33,172        $   89         1.08%       $ 28,380        $  176         2.49%
  Savings deposits                          53,730           157         1.17%         49,776           306         2.47%
  Time deposits                            121,827         1,301         4.28%        131,013         1,892         5.79%
                                          --------        ------         -----       --------        ------         -----
      Total interest bearing deposits      208,729         1,547         2.97%        209,169         2,374         4.55%
   Short-term borrowings                    10,879            49         1.81%         21,997           294         5.36%
   Other borrowings                         41,306           555         5.39%         37,160           531         5.73%

TOTAL INTEREST-BEARING
LIABILITIES                               $260,914        $2,151         3.31%       $268,326        $3,199         4.78%
                                                          ------         -----                       ------         -----

NET INTEREST SPREAD                                                      3.45%                                      3.17%
                                                                         -----                                      -----
                                                                         -----                                      -----



  Demand deposits                           30,274                                     26,113
  Other liabilities                          2,011                                      2,785
                                          --------                                   --------
  Total liabilities                        293,199                                    297,224
  Shareholders' equity                      24,779                                     23,503
                                          --------                                   --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $317,978                                   $320,727
                                          --------                                   --------
                                          --------                                   --------

NET INTEREST MARGIN                                       $2,681         3.81%                       $2,573         3.62%
                                                          ------         -----                       ------         -----
                                                          ------         -----                       ------         -----

For the three months ended June 30, 2002, total interest income decreased by $940,000, or 16.3%, to $4,832,000 compared to $5,772,000 for the same period in
2001. The decrease in interest income is due to a 1.0% decrease in average earning assets, and a 120 basis point decrease in the yield on average earning assets to 6.75% for the second three months of 2002, compared to 7.95% for the same period in 2001. The decrease in the yield on average earning assets reflects a shift in the asset mix from loans to investments for the second quarter of 2002 compared to 2001. The decrease in the yield on average earning assets also reflects the lower interest rate environment during the second three months of 2002 compared to the same period in 2001. Interest and fees on loans decreased 23.6% to $3,673,000 for the three months ended June 30, 2002 compared to $4,806,000 in same period of 2001. This decrease was the result of a $30.8 million or 13.6% decrease in average loans outstanding and a 99 basis point decrease in yield on the portfolio. The lower overall portfolio yield reflects the Federal Reserve Bank's lowering of managed rates by 3.75% during 2001.

Interest income on taxable securities increased by $185,000 or 25.0% in the second three months of 2002 to $926,000 from $741,000 for the same period in 2001. Average balances of taxable investment securities increased 49.4% to $72.3 million for the quarter ended June 30, 2002 compared to $48.4 million for the same period in the prior year. However, the yield on average taxable investment securities decreased 101 basis points to 5.13% for the second quarter of 2002 compared to 6.14% for the second quarter of 2001, reflecting the decrease in managed rates which occurred throughout 2001. Tax exempt investment securities increased $1.4 million, or 7.8% to an average balance of $19.6 million for the three months ended June 30, 2002 compared to $18.2 for the same period in 2001.

Interest from fed funds sold and short-term investments decreased to $19,000 for the three months ended June 30, 2002 from $20,000 during the same period in 2001. Interest on interest-bearing deposit accounts decreased to $5,000 for the second quarter of 2002 compared to $13,000 for the same period in 2001. This is the result of a $2.5 million increase in the average balance of interest-bearing deposit accounts, fed funds sold and short-term investments to $5.3 million for the three months ended June 30, 2002 compared to $2.8 for the same period in 2001 and reflects the lower yields earned in 2002.

Total interest expense decreased by $1,048,000, or 32.8%, to $2,151,000 for the three months ended June 30, 2002 compared to $3,199,000 for the same period in 2001. This decrease is the result of the aforementioned lower interest rate environment coupled with favorable shifts in the company's funding mix. While interest paid on deposits decreased $827,000, or 34.8% to $1,547,000 during the three months ended June 30, 2002 compared to $2,374,000 for the same period in 2001, average total deposits increased $3.7 million quarter over quarter. The average balance of time deposits decreased $9.2 million, or 7.0%, to $121.8 million for the three months ended June 30, 2002 compared to $131.0 million for the same period in 2001. The decrease in the average balance of time deposits was offset with increases in the average balances of demand deposits, interest-bearing demand deposits and savings accounts of $4.2 million, $4.8 million and $4.0 million, respectively.

Interest on short-term borrowings decreased $245,000 to $49,000 for the three months ended June 30, 2002 compared to $294,000 for the same period in 2001. This decrease is the result of the decrease in managed interest rates as mentioned earlier and an $11.1 million, or 50.5% decrease in average short-term borrowings to $10.9 million for the three months ended June 30, 2002 compared to $22.0 million in the same period in 2001. The decrease in short-term borrowings is also the result of refinancing FHLB daily advances to term notes during 2001.

Interest expense on other borrowings increased $24,000, or 4.5%, to $555,000 for the second quarter of 2002 compared to $531,000 for the second quarter of 2001. The decrease is the result of a $4.1 million or 11.2% increase in the average balance of other borrowings to $41.3 million for the three months ended June 30, 2002 compared to $37.2 million for the second quarter of 2001. The increase in other borrowings is the result of refinancing FHLB daily advances to term notes during 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses is an amount added to the allowance for loan losses to provide for the known and estimated amount of loans that will not be collected. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management determines the appropriate provision based upon a number of criteria, including a detailed evaluation of certain credits, historical performance, economic conditions and overall quality of the loan portfolio. Activity in the allowance for loan loss account is detailed in note 3 to the consolidated condensed financial statements.

The provision for loan losses recorded in the second quarter of 2002 was $122,000 compared to $171,000 in 2001. At June 30, 2002 the allowance for loan losses was equal to 1.29% of portfolio loans compared to 1.15% at December 31, 2001. It is management's opinion that this amount represents an adequate allowance for loan losses.

OTHER OPERATING INCOME

Total other operating income increased $45,000, or 5.5%, to $870,000 for the three months ended June 30, 2002 compared to $825,000 for the same period in
2001. Service charges on deposit accounts increased $15,000, or 3.9%, to $396,000 for the second quarter of 2002 compared to $381,000 in the second quarter of the prior year. The Company recognized security gains of $225,000 during the second quarter of 2002 compared to the $94,000 that was recognized in the second quarter of 2001. Gain on the sale of mortgage loans decreased $88,000 or 62.0% to $54,000 for the second quarter of 2002 compared to $142,000 of gains recognized during the second quarter of 2001. In the second quarter of 2002 $3.9 million of loans were sold to the secondary market compared to $9.0 million for the same period in 2001.

OPERATING EXPENSES

Total operating expenses increased $133,000, or 4.9%, to $2,839,000 for the three months ended June 30, 2002 compared to $2,706,000 for the same period in 2001. Occupancy expenses increased 43.4%, or $79,000, to $261,000 for the quarter ended June 30, 2002 and include $75,000 in pre-tax charges related to the Wal-Mart branch consolidation previously discussed. Data processing costs increased $16,000, or 9.3%, to $188,000 for the quarter ended June 30, 2002. This increase reflects the cost of the company's internet banking and platform systems, which were implemented in 2001. Amortization of intangible assets decreased $46,000 to $78,000 for the three months ended June 30, 2002, which reflects the adoption of SFAS No. 142, as discussed in Note 5 to the consolidated condensed financial statements. Other operating expenses increased $59,000 to $501,000 for the three months ended June 30, 2002 reflecting higher costs for marketing, postage, travel reimbursements and loan collection expenses. Other operating expense also includes a $50,000 charge to accrue severance agreements.

Income taxes decreased $9,000, or 5.3%, to $160,000 for the three months ended June 30, 2002 from $169,000 for the same period in 2001. The decline in effective tax rate to 27.1% for the 2002 period from 32.4% in the same period of 2001 is reflective of greater tax efficiency brought about by an increase in non-taxable income and a reduction in nondeductible purchase accounting amortization.

                                    PART II

                               OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 15, 2002, at the annual meeting of shareholders of the Company, the shareholders re-elected R. Richard Bastian, III, John B. Clark and Charles Hart and elected Roger G. Bryden to three-year terms expiring in 2004. The vote, with respect to the election of each director was as follows:

     R. Richard Bastian, III
          2,430,838 total votes eligible to be cast
          2,072,698 votes were represented at the Annual Meeting
          2,026,674 votes were cast "For" re-election
          No votes were cast "Against" re-election
          46,024 votes abstained

    John B. Clark
          2,430,838 total votes eligible to be cast
          2,072,698 votes were represented at the Annual Meeting
          2,029,274 votes were cast "For" re-election
          No votes were cast "Against" re-election
          43,424 votes abstained

     Charles Hart
          2,430,838 total votes eligible to be cast
          2,072,698 votes were represented at the Annual Meeting
          2,007,609 votes were cast "For" re-election
          No votes were cast "Against" re-election
          65,089 votes abstained

     Roger G. Bryden
          2,430,838 total votes eligible to be cast
          2,072,698 votes were represented at the Annual Meeting
          2,030,574 votes were cast "For" re-election
          No votes were cast "Against" re-election
          42,124 votes abstained

ITEM 6.   A) EXHIBITS

          See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

          B) REPORTS ON FORM 8-K

          There were three reports on Form 8-K filed during the second quarter of 2002.

          A report dated April 5, 2002 announced the appointment of Todd J. James as Senior Vice President and Chief Financial Officer of the Company.

          A report dated April 24, 2002 announced the resignation of David A. Stearns, Executive Vice President effective May 1, 2002.

          A report dated May 15, 2002 announced the results of the election of directors at the Company's annual shareholders meeting and the decision of Mr. Roger K. Taylor to step down as a director of Blackhawk Bancorp, Inc.

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

                                          Blackhawk Bancorp, Inc.
                                          --------------------------------------
                                          (Registrant)

Date:  July 23, 2002
                                          /s/R. Richard Bastian, III
                                          --------------------------------------
                                          R. Richard Bastian, III
                                          President and Chief Executive Officer

                                          /s/Todd J. James
                                           -------------------------------------
                                          Todd J. James
                                          Senior Vice President
                                            and Chief Financial Officer

                                          /s/Thomas L. Lepinski, CPA
                                          --------------------------------------
                                          Thomas L. Lepinski, CPA
                                          Principal Accounting Officer

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

4.4     Severance Agreement      Exhibit A                  X           26
        with Dennis M. Conerton


4.5     Severance Agreement      Exhibit B                  X           27-30
        with David A. Stearns

4.6     Certification Pursuant   Exhibit C                  X           31
        to 18 U.S.C. Section
        1350, as Adopted
        Pursuant to Section
        906 of the Sarbanes-
        Oxley Act of 2002

4.7     Certification Pursuant   Exhibit D                  X           32
        to 18 U.S.C. Section
        1350, as Adopted
        Pursuant to Section
        906 of the Sarbanes-
        Oxley Act of 2002