Form 10QSB
period 2002-09-30
BLACKHAWK BANCORP INC
filed 2002-11-15
CIK 857853

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                YES    X                  NO
                     -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               OUTSTANDING AT
        CLASS OF COMMON STOCK                 NOVEMBER 12, 2002
        ---------------------                 -----------------
          $.01 PAR VALUE                      2,507,065 SHARES

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

ITEM 1.  FINANCIAL STATEMENTS

     Unaudited Consolidated Balance Sheets as of
           September 30, 2002 and December 31, 2001                      3

     Unaudited Consolidated Statements of Income for the
           Three Months Ended September 30, 2002 and 2001                4

     Unaudited Consolidated Statements of Income for the
           Nine Months Ended September 30, 2002 and 2001                 5

     Unaudited Consolidated Statements of Shareholders'
           Equity for the Nine Months Ended September 30, 2002 and 2001  6

     Unaudited Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2002 and 2001               7-8

     Notes to Unaudited Consolidated Financial Statements             9-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION                     13-23

ITEM 3.  CONTROLS AND PROCEDURES                                        24

                          PART II - OTHER INFORMATION

ITEM 6.  A) EXHIBITS                                                    25

         B) REPORTS ON FORM 8-K                                         25

SIGNATURES                                                              26

CERTIFICATIONS                                                       27-28

INDEX TO EXHIBITS                                                       29

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                          2002                2001
                                                                          ----                ----
ASSETS                                                                     (Dollars in thousands)
------
Cash and cash equivalents                                               $ 11,475            $ 11,746
Interest-bearing deposit accounts                                            336               7,857
Federal funds sold and other short-term investments                        4,009              16,417
Securities available for sale                                             74,001              42,623
Securities held to maturity, fair value of $25,406 and $24,172            24,287              23,735
Federal Home Loan Bank of Chicago stock, at cost                           2,480               2,385
Loans held for sale                                                        2,599               2,752
Loans, net of allowance for loan losses of $2,706 and $2,404             188,818             206,383
Bank premises and equipment, net                                           6,674               6,716
Accrued interest receivable                                                2,085               2,067
Cash value of bank owned life insurance                                    5,677                 654
Intangible assets                                                          4,736               5,040
Other assets                                                               1,178               1,900
                                                                        --------            --------
   Total Assets                                                         $328,355            $330,275
                                                                        --------            --------
                                                                        --------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
   Non-interest bearing                                                 $ 30,841            $ 36,618
   Interest bearing                                                      209,109             212,987
                                                                        --------            --------
   Total deposits                                                        239,950             249,605
                                                                        --------            --------
Borrowed Funds:
   Short-term borrowings                                                  24,368               6,087
   Other borrowings                                                       35,900              48,388
                                                                        --------            --------
   Total borrowed funds                                                   60,268              54,475
                                                                        --------            --------
Accrued interest payable                                                     862               1,044
Other liabilities                                                          1,431               1,410
                                                                        --------            --------
   Total Liabilities                                                     302,511             306,534
                                                                        --------            --------

SHAREHOLDERS' EQUITY:
Preferred stock
   1,000,000 shares, $.01 par value per share
   authorized, none issued or outstanding                                     --                  --
Common stock
   10,000,000 shares, $.01 par value per share authorized,
   shares issued: 2,507,065 at September 30, 2002, 2,371,398
   at December 31, 2001; shares outstanding: 2,506,188 at
   September 30, 2002, 2,366,418 at December 31, 2001                         25                  24
Additional paid-in capital                                                 8,700               7,555
Retained earnings                                                         15,827              15,447
Treasury stock, 877 at September 30, 2002 and 4,980 at
   December 31, 2001 shares, at cost                                         (10)                (58)
Accumulated other comprehensive income                                     1,302                 773
                                                                        --------            --------
   Total Shareholders' Equity                                             25,844              23,741
                                                                        --------            --------
   Total Liabilities and Shareholders' Equity                           $328,355            $330,275
                                                                        --------            --------
                                                                        --------            --------

            See Notes to Unaudited Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                      2002                2001
                                                                      ----                ----
INTEREST INCOME:                                                       (Dollars in thousands)
   Interest and fees on loans                                        $3,608              $4,661
   Interest on securities:
       Taxable                                                          946                 731
       Exempt from federal income taxes                                 210                 198
   Interest on fed funds sold and other short-term investments           62                  12
   Interest on interest-bearing deposits                                  3                   5
                                                                     ------              ------
       Total Interest Income                                          4,829               5,607
                                                                     ------              ------
INTEREST EXPENSE:
   Interest on deposits                                               1,459               2,101
   Interest on short-term borrowings                                     89                  82
   Interest on other borrowings                                         533                 711
                                                                     ------              ------
       Total Interest Expense                                         2,081               2,894
                                                                     ------              ------
   Net Interest Income                                                2,748               2,713
   Provision for loan losses (Note 2)                                   422                 400
                                                                     ------              ------
   Net Interest Income After Provision For Loan Losses                2,326               2,313
                                                                     ------              ------
OTHER OPERATING INCOME:
   Service charges on deposit accounts                                  396                 396
   Gain on sale of mortgage loans                                        95                 151
   Gain on sale of securities                                            --                  38
   Brokerage and annuity commissions                                     48                  13
   Net loss on sale of other assets                                     (17)                (22)
   Other income                                                         179                 162
                                                                     ------              ------
       Total Other Operating Income                                     701                 738
                                                                     ------              ------
OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                     1,233               1,300
   Occupancy expense, net                                               193                 184
   Furniture and equipment                                              225                 189
   Data processing                                                      184                 176
   Amortization of intangible assets                                     78                 124
   Legal and professional fees                                          116                 158
   Office supplies                                                       63                  65
   Telephone and telecommunications                                      77                  69
   Other operating expenses                                             471                 430
                                                                     ------              ------
       Total Other Operating Expenses                                 2,640               2,695
                                                                     ------              ------
Income Before Income Taxes                                              387                 356
Provision for Income Taxes                                               85                  98
                                                                     ------              ------
Net Income                                                             $302                $258
                                                                     ------              ------
                                                                     ------              ------
Basic Earnings Per Share                                             $ 0.12              $ 0.11
                                                                     ------              ------
                                                                     ------              ------
Diluted Earnings Per Share                                           $ 0.12              $ 0.11
                                                                     ------              ------
                                                                     ------              ------
Dividends Per Share                                                  $ 0.09              $ 0.09
                                                                     ------              ------
                                                                     ------              ------

            See Notes to Unaudited Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                      2002                2001
                                                                      ----                ----
INTEREST INCOME:                                                       (Dollars in thousands)
   Interest and fees on loans                                       $11,188             $14,195
   Interest on securities:
       Taxable                                                        2,560               2,360
       Exempt from federal income taxes                                 627                 561
   Interest on fed funds sold and other short-term investments          116                  50
   Interest on interest-bearing deposits                                 32                  31
                                                                    -------             -------
       Total Interest Income                                         14,523              17,197
                                                                    -------             -------
INTEREST EXPENSE:
   Interest on deposits                                               4,567               6,987
   Interest on short-term borrowings                                    184                 417
   Interest on other borrowings                                       1,652               2,081
                                                                    -------             -------
       Total Interest Expense                                         6,403               9,485
                                                                    -------             -------
   Net Interest Income                                                8,120               7,712
   Provision for loan losses (Note 2)                                   683                 675
                                                                    -------             -------
   Net Interest Income After Provision For Loan Losses                7,437               7,037
                                                                    -------             -------
OTHER OPERATING INCOME:
   Service charges on deposit accounts                                1,142               1,113
   Gain on sale of mortgage loans                                       221                 381
   Gain on sale of securities                                           229                 132
   Brokerage and annuity commissions                                    130                  96
   Net loss on sale of other assets                                     (19)                (17)
   Other income                                                         510                 460
                                                                    -------             -------
       Total Other Operating Income                                   2,213               2,165
                                                                    -------             -------
OTHER OPERATING EXPENSES:
   Salaries and employee benefits                                     3,964               3,897
   Occupancy expense, net                                               641                 571
   Furniture and equipment                                              654                 588
   Data processing                                                      570                 498
   Amortization of intangible assets                                    232                 372
   Legal and professional fees                                          412                 369
   Office supplies                                                      188                 214
   Telephone and telecommunications                                     227                 216
   Other operating expenses                                           1,372               1,225
                                                                    -------             -------
       Total Other Operating Expenses                                 8,260               7,950
                                                                    -------             -------
Income Before Income Taxes                                            1,390               1,252
Provision for Income Taxes                                              341                 376
                                                                    -------             -------
Net Income                                                           $1,049                $876
                                                                    -------             -------
                                                                    -------             -------
Basic Earnings Per Share                                            $  0.43             $  0.37
                                                                    -------             -------
                                                                    -------             -------
Diluted Earnings Per Share                                          $  0.43             $  0.37
                                                                    -------             -------
                                                                    -------             -------
Dividends Per Share                                                 $  0.27             $  0.33
                                                                    -------             -------
                                                                    -------             -------

            See Notes to Unaudited Consolidated Financial Statements

                          BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 2002                2001
                                                                 ----                ----
                                                                   (Dollars in thousands)
Common Stock:
     Balance at beginning of period                            $    24             $    23
     Stock options exercised                                         1                   1
                                                               -------             -------
     Balance at end of period                                       25                  24
                                                               -------             -------

Additional Paid-in Capital:
     Balance at beginning of period                              7,555               7,417
     Stock options exercised                                     1,152                 150
     Sale of treasury stock                                         (7)                 (3)
                                                               -------             -------
     Balance at end of period                                    8,700               7,564
                                                               -------             -------

Retained Earnings:
     Balance at beginning of period                             15,447              15,573
     Net income                                                  1,049                 876
     Dividends declared on common stock                           (669)               (777)
                                                               -------             -------
     Balance at end of period                                   15,827              15,672
                                                               -------             -------

Treasury Stock, at cost:
     Balance at beginning of period                                (58)               (120)
     Sale of treasury stock                                         48                  39
                                                               -------             -------
     Balance at end of period                                      (10)                (81)
                                                               -------             -------

Accumulated other comprehensive income:
     Balance at beginning of period                                773                 102
     Other comprehensive income, net of taxes                      529                 937
                                                               -------             -------
     Balance at end of period                                    1,302               1,039
                                                               -------             -------

Total Shareholders' Equity                                     $25,844             $24,218
                                                               -------             -------
                                                               -------             -------

            See Notes to Unaudited Consolidated Financial Statements

                          BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                2002                2001
                                                                                ----                ----
                                                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                               $ 1,049             $   876
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Provision for loan losses                                                    683                 675
     Provision for depreciation and amortization                                  939               1,033
     Amortization of premiums and (accretion of
       discounts) on Investment securities, net                                   105                  47
     Gain on sale of loans held for sale                                         (221)               (381)
     FHLB stock dividends                                                         (92)               (111)
     (Gain) loss on sale of property, equipment and OREO                           94                  17
     Gain on sale of securities                                                  (229)               (132)
     Tax benefit of non-qualified stock options exercised                         (72)                (39)
     Change in assets and liabilities:
     Decrease in other assets                                                     455                 412
     (Increase) decrease in accrued interest receivable                           (22)                239
     Decrease in accrued interest payable                                        (182)               (534)
     Increase (decrease) in other liabilities                                    (110)                115
                                                                              -------             -------
          Net cash provided by operations
            before loan originations and sales                                  2,397               2,217
     Loans originated for sale                                                (18,094)            (22,325)
     Proceeds from sale of loans held for sale                                 18,468              21,460
                                                                              -------             -------
     Net cash provided by operating activities                                  2,771               1,352
                                                                              -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in interest-bearing deposit accounts                              7,521                 255
     Decrease in federal funds sold and other short-term investments           12,409               1,433
     Proceeds from maturities and calls of securities available-for-sale        7,886              26,093
     Purchase of securities available-for-sale                                (46,757)            (18,110)
     Proceeds from maturities and calls of securities held-to-maturity          2,914               1,972
     Purchase of securities held-to-maturity                                   (3,522)             (7,234)
     Proceeds from sale of securities available-for-sale                        8,523               4,297
     (Loans originated), net of principal collected                            16,547              (1,046)
     Purchase of bank owned life insurance                                     (5,000)                 --
     Proceeds from the sale of property, equipment and OREO                       430                 730
     Purchase of bank premises and equipment                                     (669)               (756)
                                                                              -------             -------
     Net cash provided by investing activities                                    282               7,634
                                                                              -------             -------

           See Notes to Unaudited Consolidated Financial Statements.

                          BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (CONTINUED)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                2002               2001
                                                                                ----               ----
                                                                                 (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock options exercised                                                  $ 1,153             $   190
     Sale of treasury stock                                                        41                  36
     Net decrease in deposits                                                  (9,654)            (26,912)
     Net increase (decrease) in short-term borrowings                          18,281              (3,270)
     Proceeds from other borrowings                                                --              19,200
     Payments on other borrowings                                             (12,488)               (632)
     Dividends paid                                                              (657)               (845)
                                                                              -------             -------
     Net cash used in financing activities                                     (3,324)            (12,233)
                                                                              -------             -------
     Increase in cash and cash equivalents                                       (271)             (3,247)

CASH AND CASH EQUIVALENTS:
     Beginning                                                                 11,746              13,336
                                                                              -------             -------

     Ending                                                                   $11,475             $10,089
                                                                              -------             -------
                                                                              -------             -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for:
       Interest                                                               $ 6,586             $10,019
       Income taxes                                                           $   (50)            $   108

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
     ACTIVITIES:
     Other assets acquired in settlement of loans                             $   335             $   741

           See Notes to Unaudited Consolidated Financial Statements.

                          BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    September 30, 2002

Note 1.   General:

          The unaudited consolidated financial statements include the accounts of Blackhawk Bancorp, Inc. and its subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

          The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The more significant policies used by the Company in preparing and presenting its financial statements are stated in the Corporation's Form 10-KSB. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Actual results could differ from those estimates.

          Certain reclassifications have been made to the 2001 historical financial statements to conform to the 2002 presentation.

Note 2.   Allowance For Loan Losses

          A summary of transactions in the allowance for loan losses is as follows:

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
             (Dollars in thousands)
                                                      2002               2001
                                                      ----               ----
          Balance at beginning of period             $2,519             $2,057
          Provision charged to expense                  422                400
          Loans charged off                             237                394
          Recoveries                                      2                 12
                                                     ------             ------
          Balance at end of period                   $2,706             $2,075
                                                     ------             ------
                                                     ------             ------


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
             (Dollars in thousands)
                                                      2002               2001
                                                      ----               ----
          Balance at beginning of period             $2,404             $3,894
          Provision charged to expense                  683                675
          Loans charged off                             419              2,562
          Recoveries                                     38                 68
                                                     ------             ------
          Balance at end of period                   $2,706             $2,075
                                                     ------             ------
                                                     ------             ------

Note 3.   Earnings Per Share

          Presented below are the calculations for basic and diluted earnings per share:

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    2002           2001           2002           2001
                                                                    ----           ----           ----           ----
          Basic:
          Net income available to common stockholders            $  302,000     $  258,000     $1,049,000     $  876,000
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
          Weighted average shares outstanding                     2,503,832      2,363,312      2,455,923      2,350,300
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
          Basic earnings per share                                    $0.12          $0.11          $0.43          $0.37
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

          Diluted:
          Net income available to common stockholders             $ 302,000       $258,000     $1,049,000       $876,000
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
          Weighted average shares outstanding                     2,503,832      2,363,312      2,455,923      2,350,300
          Effect of dilutive stock options outstanding                6,176         23,053          6,176         23,053
                                                                 ----------     ----------     ----------     ----------
          Diluted weighted average shares outstanding             2,510,008      2,386,365      2,462,099      2,373,353
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
          Diluted earnings per share                                  $0.12          $0.11          $0.43          $0.37
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

Note 4.   Recent Accounting Developments

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

          The Company's strategy over the past several years has included business combinations accounted for under the purchase accounting method which created goodwill upon the transactions' closings. The Company has goodwill of $3.1 million on its balance sheet as of September 30, 2002. It was previously being amortized over 20 years. The pronouncement eliminates amortization of this asset and subjects it to periodic impairment analysis.

          The Company's balance sheet also includes $1,420,000 and $1,652,000 of other intangible assets, primarily deposit intangibles, related to business combinations, as of September 30, 2002 and December 31, 2001. Amortization expense related to these other intangible assets totaled $232,000 for the nine months ended September 30, 2002 and 2001.

          The Company adopted SFAS No. 142 on January 1, 2002. The Company has completed the first step of its impairment testing of goodwill and has concluded that there is no impairment. The impact of this standard on the three and nine month periods ended September 30, 2002 and 2001 is as follows:

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    2002           2001           2002           2001
                                                                    ----           ----           ----           ----
          Reported net income                                    $  302,000     $  258,000     $1,049,000     $  876,000
          Add back: goodwill amortization                                --         46,000             --        140,000
                                                                 ----------     ----------     ----------     ----------
          Adjusted net income                                    $  302,000     $  304,000     $1,049,000     $1,016,000
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

          BASIC EARNINGS PER SHARE:
          Reported net income                                         $0.12          $0.11          $0.43          $0.37
          Add back: goodwill amortization                                --           0.02             --           0.06
                                                                      -----          -----          -----          -----
          Adjusted net income                                         $0.12          $0.13          $0.43          $0.43
                                                                      -----          -----          -----          -----
                                                                      -----          -----          -----          -----

          DILUTED EARNINGS PER SHARE:
          Reported net income                                         $0.12          $0.11          $0.43          $0.37
          Add back: goodwill amortization                                --           0.02             --           0.06
                                                                      -----          -----          -----          -----
          Adjusted net income                                         $0.12          $0.13          $0.43          $0.43
                                                                      -----          -----          -----          -----
                                                                      -----          -----          -----          -----

Note 5.   Recent Regulatory Developments

          On July 30, President Bush signed the Sarbanes-Oxley Act of 2002 (the "Act"). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Other provisions will become effective as the SEC adopts appropriate rules.

          The Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Act includes the creation of an independent accounting oversight board to oversee the audit of public companies and their auditors, provisions restricting non-audit services performed by independent accountants for public companies and additional corporate governance and responsibility provisions.

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

                            RESULTS OF OPERATIONS

The company reported net income of $302,000 for the three months ended September 30, 2002, an increase of $44,000 or 17.1% from the $258,000 reported for the same three month period in 2001. Net income for the nine month period ended September 30, 2002 was $1,049,000, an increase of $173,000, or 19.7% from the $876,000 reported for the same period in 2001.

Diluted earnings per share were $0.12 and $0.43 for the three and nine months ended September 30, 2002, respectively, compared to $0.11 and $0.37 for the same periods in 2001. This represents an increase of 9.1% and 16.2% for the three month and nine month periods, respectively.

Net income for the three and nine months periods ended September 30, 2002 includes the effect of adopting Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets." Accordingly, amortization of intangible assets with indeterminable useful lives resulting from prior acquisitions accounted for under the purchase method of accounting was discontinued. The adoption of SFAS No. 142 had the impact of increasing net income by $46,000 and $140,000 for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the primary source of the company's earnings. Net interest income increased by $35,000, or 1.3%, to $2,748,000 for the quarter ended September 30, 2002, compared to $2,713,000 for the comparable period in 2001. On a year to date basis net interest income increased by $408,000, or 5.3%, to $8,120,000 compared
to $7,712,000 for the first nine months of 2001.   The net interest margin,
which is the tax equivalent net interest income divided by average interest earning assets was 3.76% and 3.83% for the three and nine month periods ended September 30, 2002. The third quarter net interest margin represents a 5 basis point decrease compared to the 2001 third quarter net interest margin of 3.81%. The year to date net interest margin of 3.83% represents a 21 basis point increase compared to the 3.62% net interest margin realized for the same period in 2001.

The following tables set forth the company's consolidated average balances of assets, liabilities and shareholders' equity, interest income and expense on related items, and the company's average rate for the three and nine month periods ended September 30, 2002 and 2001. The tax-equivalent yield calculations assume a Federal Tax Rate of 34%:

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES
-------------------------------------------------------

(yields on a tax-equivalent basis)


                                       Three Months ended September 30, 2002         Three Months ended September 30, 2001
                                       -------------------------------------         -------------------------------------


                                       Average                      Average        Average                          Average
                                       Balance       Interest        Rate          Balance         Interest          Rate
                                       -------       --------        ----          -------         --------          ----

INTEREST EARNING ASSETS:

  Interest-bearing deposit
      accounts                        $    477        $    3         2.50%        $    535          $    5           3.71%
  Federal funds sold &
      short-term investments            10,197            62         2.41%           1,366              12           3.49%
  Investment securities:
     Taxable investment securities      77,182           946         4.86%          48,697             731           5.96%
     Tax-exempt investment
       securities                       19,784           210         6.38%          18,623             198           6.39%
                                      --------        ------         -----        --------          ------           -----
           Total investment
             securities                 96,966         1,156         5.17%          67,320             929           6.08%

  Loans                                193,773         3,608         7.39%         223,776           4,661           8.26%


TOTAL EARNING ASSETS                  $301,413        $4,829         6.50%        $292,997          $5,607           7.73%
                                                      ------         -----                          ------           -----
  Allowance for loan losses             (2,491)                                     (2,193)
  Cash and cash equivalents             10,569                                      10,068
  Other assets                          17,013                                      17,963
                                      --------                                    --------

TOTAL ASSETS                          $326,504                                    $318,835
                                      --------                                    --------
                                      --------                                    --------

INTEREST BEARING LIABILITIES:
  Interest bearing checking
    accounts                          $ 32,461        $   86         1.05%        $ 29,439          $  146           1.97%
  Savings deposits                      53,901           153         1.13%          51,861             266           2.03%
  Time deposits                        123,716         1,220         3.91%         125,906           1,689           5.32%
                                      --------        ------         -----        --------          ------           -----
      Total interest bearing
        deposits                       210,078         1,459         2.76%         207,206           2,101           4.02%
   Short-term borrowings                18,405            89         1.92%           8,984              82           3.62%
   Other borrowings                     39,442           533         5.36%          48,763             711           5.78%

TOTAL INTEREST-BEARING
LIABILITIES                           $267,925        $2,081         3.08%        $264,953          $2,894           4.33%
                                                      ------         -----                          ------           -----

NET INTEREST SPREAD                                                  3.42%                                           3.40%
                                                                     -----                                           -----
                                                                     -----                                           -----

  Checking accounts                     30,641                                      27,548
  Other liabilities                      2,217                                       2,550
                                      --------                                    --------
  Total liabilities                    300,783                                     295,051
  Shareholders' equity                  25,721                                      23,784
                                      --------                                    --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                  $326,504                                    $318,835
                                      --------                                    --------
                                      --------                                    --------

NET INTEREST MARGIN                                   $2,748         3.76%                          $2,713           3.81%
                                                      ------         -----                          ------           -----
                                                      ------         -----                          ------           -----

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES

(yields on a tax-equivalent basis)

                                       Nine Months ended September 30, 2002         Nine Months ended September 30, 2001

                                       Average                     Average         Average                         Average
                                       Balance       Interest        Rate          Balance         Interest          Rate
                                       -------       --------        ----          -------         --------          ----

INTEREST EARNING ASSETS:

  Interest-bearing deposit
    accounts                          $  2,327       $    32         1.84%        $    846         $    31           4.90%
  Federal funds sold &
    short-term investments               7,901           116         1.96%           1,504              50           4.44%
  Investment securities:
    Taxable investment securities       66,732         2,560         5.13%          51,324           2,360           6.15%
    Tax-exempt investment
      securities                        19,565           627         6.49%          17,529             561           6.48%
                                      --------       -------         -----        --------         -------           -----

        Total investment securities     86,297         3,187         5.44%          68,853           2,921           6.23%
  Loans                                197,854        11,188         7.56%         224,351          14,195           8.46%

TOTAL EARNING ASSETS                  $294,379       $14,523         6.74%        $295,553         $17,197           7.91%
                                                     -------         -----                         -------           -----
  Allowance for loan losses             (2,509)                                     (3,307)
  Cash and cash equivalents             10,073                                      10,048
  Other assets                          17,104                                      18,007
                                      --------                                    --------

TOTAL ASSETS                          $319,047                                    $320,302
                                      --------                                    --------
                                      --------                                    --------

INTEREST BEARING LIABILITIES:
  Interest bearing checking accounts  $ 32,253       $   259         1.07%        $ 27,659         $   486           2.35%
  Savings deposits                      53,819           474         1.18%          50,532             913           2.42%
  Time deposits                        122,204         3,834         4.19%         130,825           5,589           5.71%
                                      --------       -------         -----        --------         -------           -----
      Total interest bearing deposits  208,276         4,567         2.93%         209,016           6,987           4.47%
   Short-term borrowings                13,058           184         1.88%          11,680             417           4.77%
   Other borrowings                     41,027         1,652         5.38%          47,615           2,081           5.84%

TOTAL INTEREST-BEARING
LIABILITIES                           $262,361       $ 6,403         3.26%        $268,311         $ 9,485           4.73%
                                                     -------         -----                         -------           -----

NET INTEREST SPREAD                                                  3.48%                                           3.18%

                                                                     -----                                           -----
                                                                     -----                                           -----

  Checking accounts                     29,723                                      25,918
  Other liabilities                      2,115                                       2,566
                                      --------                                    --------
  Total liabilities                    294,199                                     296,795
  Shareholders' equity                  24,848                                      23,507
                                      --------                                    --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                  $319,047                                    $320,302
                                      --------                                    --------
                                      --------                                    --------

NET INTEREST MARGIN                                   $8,120         3.83%                          $7,712           3.62%
                                                     -------         -----                         -------           -----
                                                     -------         -----                         -------           -----

For the three months ended September 30, 2002, total interest income decreased by $778,000, or 13.9%, to $4,829,000 compared to $5,607,000 for the same period in 2001. The decrease in interest income is due to a 123 basis point decrease in the yield on average earning assets to 6.50% for the third quarter of 2002, compared to 7.73% for the same period in 2001. The decrease in the yield on average earning assets for the third quarter of 2002 compared to the third quarter of 2001 is offset by an $8.4 million increase in average earning assets. For the nine months ended September 30, 2002, total interest income decreased by $2,674,000, or 15.5%, to $14,523,000 compared to $17,197,000 for the same period in 2001. The decrease in interest income is due to a 117 basis point decrease in the yield on average earning assets to 6.74% compared to 7.91% for the same period in 2001 and a .4% decrease in average earning assets.

The decrease in the yield on average earning assets reflects a shift in the asset mix from loans to investment securities and short-term investments for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001. The decrease in the yield on average earning assets also reflects the lower interest rate environment during the third quarter and first nine months of 2002 compared to the same periods in 2001, which resulted from the Federal Reserve Bank's lowering of managed rates by 375 basis points during 2001. If managed rates continue to decrease or even remain at current levels, interest income and the average rate on earning assets are expected to continue to decline as more assets reprice.

Interest and fees on loans decreased 22.6% to $3,608,000 for the three months ended September 30, 2002 compared to $4,661,000 for the same period of 2001. This decrease was the result of a $30.0 million or 13.4% decrease in average loans outstanding and an 87 basis point decrease in yield on the portfolio. Interest and fees on loans decreased 21.2% to $11,188,000 for the nine months ended September 30, 2002 compared to $14,195,000 in same period of 2001. This decrease was the result of a $26.5 million or 11.8% decrease in average loans outstanding and a 90 basis point decrease in yield on the portfolio. The decrease in average loans outstanding for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001 is largely attributable to the refinancing activity in the residential real estate market. The decrease in the bank's residential real estate portfolio accounted for $18.6 million of the overall year to date decrease. The remaining decrease is the result of economic conditions and lower loan demand in the company's primary markets. The lower yield on average loans reflects the overall lower interest rate environment and competitive pricing pressure for quality credit customers.

Interest income on taxable securities increased by $215,000 or 29.4% in the third quarter of 2002 to $946,000 compared to $731,000 for the same period in 2001. Average balances of taxable investment securities increased 58.5% to $77.2 million for the quarter ended September 30, 2002 compared to $48.7 million for the same period in the prior year. However, the yield on average taxable investment securities decreased 110 basis points to 4.86% for the third quarter of 2002 compared to 5.96% for the third quarter of 2001. Tax exempt investment securities increased $1.2 million, or 6.2% to an average balance of $19.8 million for the three months ended September 30, 2002 compared to $18.6 for the same period in 2001. Interest income on taxable securities increased by $200,000 or 8.5% in the first nine months of 2002 to $2,560,000 from $2,360,000 for the same period in 2001. Average balances of taxable investment securities increased 30.0% to $66.7 million for the nine months ended September 30, 2002 compared to $51.3 million for the same period in the prior year. The increase in average balances outstanding was offset by a decrease of 102 basis points in average yield to 5.13% for the first nine months of 2002 compared to 6.15% for the first nine months of 2001. Average tax exempt securities increased to $19.6 million for the nine months ended September 30, 2002 compared to $17.5 for the same period in 2001, while their average tax equivalent yield increased from 6.48% for the nine months ended September 30, 2001 to 6.49% for the same period in 2002.

Interest from fed funds sold and short-term investments increased to $62,000 and $116,000 for the three and nine month periods ended September 30, 2002, respectively, compared to $12,000 and $50,000 during the same periods in 2001. The quarterly and year to date increases in interest on fed funds sold and short-term investments is due to increased average balances. Funds from the reduction in the loan portfolio were held in short-term investments before being used to purchase longer-term investment securities. The Company invested a portion of these funds in a short-term reverse repurchase agreement having an average balance of $6.9 million for the third quarter of 2002 compared to a $0 balance for the same period in 2001. Funds were held in this temporary investment in anticipation of the purchase of a bank-owned life insurance asset, $5 million of which was funded on September 30, 2002.

Total interest expense decreased by $813,000, or 28.1%, to $2,081,000 for the three months ended September 30, 2002 compared to $2,894,000 for the same period in 2001. For the nine months ended September 30, 2002 total interest expense decreased by $3,082,000, or 32.5%, to $6,403,000 compared to $9,485,000 for the same period in 2001. The decrease in total interest expense is the result of the aforementioned lower interest rate environment coupled with favorable shifts in the company's funding mix.

While interest paid on deposits decreased $642,000, or 30.6% to $1,459,000 during the three months ended September 30, 2002 compared to $2,101,000 for the same period in 2001, average total deposits increased $6.0 million quarter over quarter. Year to date interest paid on deposits decreased $2,420,000, or 34.6% to $4,567,000 compared to $6,987,000 for the same period in 2001 while average total deposits decreased by $740,000. In addition to the impact of the overall lower interest rate environment the company's funding cost was reduced due to favorable shifts in the funding mix. For the nine months ended September 30, 2002 the average balance of time deposits decreased $8.6 million, or 6.6%, to $122.2 million compared to $130.8 million for the same period in 2001. The decrease in the average balance of time deposits was offset with increases in the average balances of checking accounts, interest-bearing checking accounts and savings accounts of $3.8 million, $4.6 million and $3.3 million, respectively.

Interest on short-term borrowings increased $7,000 to $89,000 for the three months ended September 30, 2002 compared to $82,000 for the same period in 2001. This increase is the result of an increase of $7.2 million in average securities repurchase agreements entered into with the company's commercial customers for the three months ended September 30, 2002 compared to the same period in 2001. The substantial increase in balances is offset by lower rates due to the decrease in managed interest rates mentioned earlier. For the nine months ended September 30, 2002 iInterest on short-term borrowings decreased $233,000 to $184,000 compared to $417,000 for the same period in 2001. This decrease is the net result of the decrease in managed interest rates as mentioned earlier and a $1.4 million, or 11.8% increase in average short-term borrowings to $13.1 million for the nine months ended September 30, 2002 compared to $11.7 million for the same period in 2001.

Interest expense on other borrowings decreased $178,000 and $429,000 to $533,000 and $1,652,000 for the three and nine month periods ended September 30, 2002 compared to $711,000 for the third quarter and $2,081,000 for the first nine months of 2001. The decrease is primarily the result of the maturity of $6.8 million of Federal Home Loan Bank term advances in January 2002.

PROVISION FOR LOAN LOSSES

The provision for loan losses (provision) is an amount added to the allowance for loan losses (allowance) to provide for the known and estimated amount of loans that will not be collected. Actual loan losses are charged against (reduce) the allowance when management believes that the collection of principal will not occur. Subsequent recoveries of amounts previously charged to the allowance, if any, are credited to (increase) the allowance. Management determines the appropriate provision based upon a number of criteria, including a detailed evaluation of certain credits, historical performance, economic conditions and overall quality of the loan portfolio.

The provision was $422,000 in the third quarter of 2002, an increase of $22,000 or 5.5% from the $400,000 in the third quarter of 2001. For the first nine months of 2002, the provision was $683,000 compared to $675,000 during the same time period a year ago.

Activity in the allowance for loan losses is detailed in footnote 2 to the unaudited consolidated financial statements. Charge-offs, net of recoveries for the third quarter of 2002 decreased by $147,000 or 38.5% to $235,000 compared to $382,000 for the third quarter of 2001. Year to date net charge-offs decreased $2,113,000 or 84.7% to $381,000 compared to $2,494,000 for the first nine months of 2001. The 2001 year to date net charge-offs include $1.9 million related to one large commercial real estate loan that was provided for in 2000. Although net charge-offs, even after excluding the $1.9 million related to one loan, have decreased, the provision for loan losses has remained slightly above the prior year levels. The provision level has been maintained due to an increase in non-performing loans to $3,206,000 at September 30, 2002 compared to $3,164,000 at December 31, 2001.

The year to date increases in the provision combined with reduced net charge-offs and a decrease in the loan portfolio have resulted in an increase in the ratio of the allowance to total loans to 1.39% at September 30, 2002 compared to 1.14% at December 31, 2001.

OTHER OPERATING INCOME

Total other operating income decreased $37,000, or 5.0%, to $701,000 for the three months ended September 30, 2002 compared to $738,000 for the same period in 2001. Year to date total other operating income increased $48,000, or 2.2%, to $2,213,000 compared to $2,165,000 for the same period in 2001.

Service charges on deposit accounts were $396,000 for the quarters ended September 30, 2002 and 2001. Year to date service charges on deposits increased $29,000, or 2.6%, to $1,142,000 compared to $1,113,000 in the prior year.

Gain on the sale of mortgage loans decreased $56,000 or 37.1% to $95,000 for the third quarter of 2002 compared to the $151,000 of gains recognized during the third quarter of 2001. In the third quarter of 2002, $6.2 million of loans were sold to the secondary market compared to $7.8 million for the same period in 2001. Year to date gain on sale of mortgage loans decreased $160,000 or 42.0% to $221,000 compared to $381,000 for the same period in 2001. The decrease is due to lower volume and lower margins on the loans sold. The average gain in 2002 was 1.20% on $18.5 million in loans sold to the secondary market compared to an average gain of 1.77% on the $21.5 million of loans sold in the same period in 2001. The lower volume in 2002 is the result of turn-over in the company's mortgage banking management and origination staff. These changes in staff have resulted in better quality control and risk management in the company's mortgage banking activities.

The Company recognized no securities gains in the third quarter of 2002 compared to $38,000 in the third quarter of 2001. Year to date the company has realized $229,000 in securities gains, a $97,000 or 73.4% increase over the $132,000 realized for the nine months ended September 30, 2001.

Brokerage and annuity commissions increased $35,000 to $48,000 for the quarter ended September 30, 2002 compared to $13,000 for the same period in 2001. Year to date brokerage and annuity commissions increased $34,000, or 35.4%, to $130,000 for the first nine months of 2002 compared to $96,000 for the same period in 2001.

OPERATING EXPENSES

Total operating expenses decreased $55,000, or 2.0%, to $2,640,000 for the three months ended September 30, 2002 compared to $2,695,000 for the same period in 2001. For the first nine months of 2002 total operating expenses increased $310,000, or 3.9%, to $8,260,000 compared to $7,950,000 for the same period in
2001. The decrease in operating expenses for the third quarter compared to last year is attributable to a change in the company's vacation policy that resulted in the reversal of $157,000 of accrued vacation, and the discontinuance of
amortization of goodwill pursuant to SFAS No. 142.   Operating expenses for the
first nine months of 2002 include increases due to the recruitment of several key management personnel during 2001 and 2002 and severance payments to former executives. These increases are partially off-set by $145,000 of benefit realized for the nine months ended September 30, 2002 from the change in the company's vacation policy.

Salaries and employee benefits decreased $67,000 or 5.2% to $1,233,000 for the quarter ended September 30, 2002 compared to $1,300,000 for the third quarter of
2001.   For the first nine months of 2002 total salaries and employee benefits increased $67,000 or 1.7% to $3,964,000 compared to $3,897,000 for the same period in 2001. Salaries and employee benefits were reduced by $157,000 and $145,000 for the three and nine month periods ended September 30, 2002, respectively, as a result of the company's change in its vacation policy. The company changed its vacation policy to eliminate the vesting of vacation on December 31 for the following year. Instead, vacation will be earned and used in the same year.

Occupancy expenses increased 12.3%, or $70,000, to $641,000 for the nine months ended September 30, 2002 compared to $571,000 for the nine months ended September 30, 2001. This increase includes a $75,000 charge related to the Wal-Mart branch consolidation discussed in The Company's second quarter 2002 Form 10-QSB.

Furniture and equipment expenses increased $36,000 or 19.0% to $225,000 for the quarter ended September 30, 2002 compared to $189,000 for the same quarter in 2001. For the first nine months of 2002 furniture and equipment expense increased $66,000, or 11.2%, to $654,000 compared to $588,000 for the same period in 2001, The increase relates primarily to increased depreciation and maintenance on computer equipment.

Data processing costs increased $72,000, or 14.4%, to $570,000 for the nine months ended September 30, 2002. This increase reflects the cost of the company's internet banking and platform systems, which were implemented at the end of 2001, and a conversion credit that was received in the first nine months of 2001.

Amortization of intangible assets decreased $46,000 or 37.1% to $78,000 for the three months ended September 30, 2002 compared to $124,000 for the third quarter of 2001. For the first nine months of 2002 amortization of intangible assets decreased $140,000 or 37.6% to $232,000 compared to $372,000 for the same period in 2001, reflecting the discontinuance of amortization of goodwill pursuant to SFAS No. 142, as discussed in Note 4 to the unaudited consolidated financial statements.

Legal and professional fees decreased $42,000 or 26.6% to $116,000 for the third quarter of 2002 compared to $158,000 for the third quarter of 2001. For the first nine months of 2002 legal and professional fees increased $43,000 or 11.7% to $412,000 compared to $369,000 for the same period in 2001. The increase in the year to date legal fees compared to the first nine months of 2001 relate to a legal claim against a former data processing service provider and charges in the first quarter of 2002 for a bank regulatory exam. The suit against the company's former data provider has not yet been settled, but is set to go to trial in February, 2003. Management expects to incur additional legal expenses as the trial date approaches.

Other operating expenses increased $41,000 or 9.5% to $471,000 for the three months ended September 30, 2002 compared to $430,000 for the same period a year ago. For the first nine months of 2002 other operating expenses increased $147,000 or 12% to $1,372,000 compared to $1,225,000 for the same period in 2001. The increase in the third quarter of 2002 compared to the same period in 2001 reflects higher costs for marketing, postage and travel and entertainment. The increase on a year to date basis also includes $117,000 of charges to accrue severance payments for executive officers that left the company in 2002. These charges were partially offset by an $87,000 credit against other operating expenses due to an adjustment related to stale reconciling items.

Income taxes decreased $13,000, or 13.3%, to $85,000 for the three months ended September 30, 2002 from $98,000 for the same period in 2001. For the nine months ended September 30, 2002 income taxes decreased $35,000, or 9.3%, to $341,000 from $376,000 for the same period in 2001. The decline in effective tax rate to 24.5% for the nine month period ended September 30, 2002 from 30.0% for the same period of 2001 is reflective of greater tax efficiency brought about by an increase in non-taxable interest from the municipal bond portfolio and a reduction in nondeductible purchase accounting amortization.

                             BALANCE SHEET ANALYSIS

OVERVIEW

Total assets decreased to $328.4 million at September 30, 2002 compared to $330.3 million at December 31, 2001, a decrease of .6%. The December 31, 2001 balance sheet included short-term year-end deposits of $14.4 million, which were invested in federal funds sold at December 31, 2001. Excluding these deposits, total assets increased 4.0% from December 31, 2001 to September 30, 2002. While total assets, excluding the short-term year-end deposits, increased by $12.5 million, there was a considerable shift in balances from loans and short-term investments to investment securities. Securities available for sale increased by $31.4 million, while loans, net of allowance for loan losses, decreased by $17.6
million   Short-term investments, excluding the overnight investments related to year-end deposits of $14.4 million, decreased by $5.5 million. In addition, on September 30, 2002 Blackhawk State Bank purchased $5.0 million in Bank Owned Life Insurance (BOLI) assets. The BOLI, which insures the lives of key employees, was purchased to help off-set the cost of increasing employee benefits. The company's subsidiary bank is the owner and sole beneficiary of all BOLI contracts.

LOANS

Net portfolio loans decreased $17.6 million, or 8.5%, to $188.8 million on September 30, 2002 compared to $206.4 million on December 31, 2001. The composition of loans is shown in the following table:

                                                                           As a % of Total Loans
                          September 30,   December 31,    Change in    September 30,    December 31,
                              2002            2001         Balance         2002             2001
                          --------------------------------------------------------------------------
                              (Dollars in millions)
Residential Real Estate       $76.0           $83.3        ($7.3)         39.1%            39.4%
Commercial Real Estate        $32.4           $35.0        ($2.6)         16.7%            16.5%
Construction and Land
   Development                 $7.6            $6.2         $1.3           3.9%             2.9%
Commercial                    $53.0           $56.5        ($3.6)         27.3%            26.7%
Consumer                      $24.5           $29.5        ($5.0)         12.6%            14.0%
Other                          $0.7            $1.0        ($0.3)          0.4%             0.5%

The historically low interest rate environment has led to substantial prepayments on the company's 1-4 family residential real estate portfolio. Also, the economic conditions in the company's primary markets have adversely effected loan demand leading to decreases in all categories of loans outstanding, except for construction and land development. In addition, the company's focus on relationship banking has resulted in the subsidiary bank not pursuing certain "transactions" that may have resulted in increased loan balances, but offered no opportunity to form other relationships with the client.

NON-PERFORMING LOANS

Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments.

The following summarizes information concerning non-performing loans:

                                             SEPTEMBER 30,    DECEMBER 31,
     (Dollars in thousands)                      2002            2001
                                                 ----            ----

     Non-accruing loans                         $3,106          $2,808
     Past due 90 days or more
       and still accruing                          100             356
                                                ------          ------
     Total non-performing loans                 $3,206          $3,164
                                                ------          ------
                                                ------          ------
     Performing loans classified as impaired    $  769          $1,147

ASSET QUALITY

The allowance for loan losses was $2.7 million or 1.39% of total loans at September 30, 2002 compared to $2.4 million or 1.14% of total loans at December 31, 2001. As of September 30, 2002, non-performing loans and performing loans classified as impaired totaled $3,975,000 compared to $4,311,000 at December
31, 2001. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Management reviews a calculation of the allowance for loan losses on a quarterly basis. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination. The policy of the Company is to place a loan on non-accrual status if: (a) payment in full of interest and principal is not expected, or (b) principal or interest has been in default for a period of 90 days or more, unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgement enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the dept or in its restoration to current status.

At September 30, 2002 the allowance for loan losses to total non-performing and impaired loans equaled 68.1% compared to 55.7% at December 31, 2001. While the total nonperforming and impaired loans decreased by $336,000 there was a considerable shift in the make-up of non-performing loans. As a result of increased collection efforts total residential real estate loans either on non-accrual or past due 90 days and still accruing was reduced by $1,132,000 to $1,412,000 compared to $ $2,544,000 at December 31, 2001. The reduction in non-performing residential real estate loans was offset by an increase in nonperforming commercial and industrial loans of $1,171,000 to $1,392,000 at September 30, 2002 compared to $221,000 at December 31, 2001. The majority of this increase relates to one loan that was added to nonperforming during the third quarter of 2002.

SHORT-TERM INVESTMENTS

Fed funds sold and other short-term investments decreased $12.4 million to $4.0 million at September 30, 2002 compared to $16.4 million at December 31, 2001. The decrease primarily reflects the liquidation of short-term year-end investments on January 2, 2002 associated with the December 31, 2001 year-end deposits of $14.4 million.

INVESTMENT SECURITIES

Securities available for sale increased $31.4 million, or 73.6%, to $74.0 million at September 30, 2002 compared to $42.6 million at December 31, 2001. The increase in investments in securities available for sale resulted from the redeployment of cash flows from the decrease in loans. Securities held to maturity increased $.6 million or 2.3% to $24.3 million at September 30, 2002 from $23.7 million at December 31, 2001.

DEPOSITS

Total deposits decreased $9.7 million to $239.9 million at September 30, 2002 compared to $249.6 million at December 31, 2001. As noted above, the Company's December 31, 2001 financial statements reflect short-term year-end deposits of $14.4 million. Excluding the short-term year-end deposits, total deposits increased 2.0% from December 31, 2001. Excluding the short-term year-end deposits of $5.9 million and $8.5 million included in non-interest bearing and interest bearing deposits, respectively, non-interest bearing deposits increased by $0.1 million and interest bearing deposits increased by $4.6 million at September 30, 2002 compared to December 31, 2001.

BORROWINGS

Short-term borrowings increased $18.3 million to $24.4 million at September 30, 2002 from $6.1 million at year-end. The increase is due to higher outstanding balances of repurchase agreements with commercial customers, $3.8 million in Fed funds purchased at September 30, 2002 and the refinancing of $5.2 million of term debt into a one year revolving note during August 2002. Other borrowings, consisting of long-term borrowings incurred in part to complete the First Financial acquisition and term advances from the Federal Home Loan Bank ("FHLB"), were $35.9 million at September 30, 2002 compared to $48.4 million at December 31, 2001. The decrease primarily reflects the repayment of $6.8 million in FHLB advances during January 2002 and the August 2002 refinancing of the term debt into a revolving note.

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $2.1 million to $25.8 million at September 30, 2002 compared to $23.7 million at December 31, 2001. During the first nine months of 2002 additional paid in capital increased by $1.1 million from stock options exercised. Accumulated other comprehensive income, which is the adjustment of securities available for sale to market value, net of tax, increased $.5 million to $1.3 million at September 30, 2002 from $.8 million at December 31, 2001. In addition the company declared three dividends of $0.09 per share on common stock, which totaled $669,000.

The Company is subject to certain regulatory capital requirements and continues to remain in compliance with the requirements. The following table shows the company's capital ratios and regulatory requirements.

                                                     SEPTEMBER 30,    DECEMBER 31,    REGULATORY
                                                         2002            2001        REQUIREMENTS
                                                         ----            ----        ------------

   Total Capital (To Risk-Weighted Assets)              10.9%            9.6%            8.0%

   Tier I Capital (To Risk-Weighted Assets)              9.7%            8.5%            4.0%
   Tier I Capital (To Average Assets)                    6.2%            5.9%            4.0%

The Company's subsidiary bank meets regulatory capital requirements to be considered well capitalized.

ASSET/LIABILITY MANAGEMENT

Asset/liability management is the process of identifying, measuring and managing the risk to the Company's earnings and capital resulting from the movements in interest rates. It is the Company's objective to protect earnings and capital while achieving liquidity, profitability and strategic goals.

The Company focuses its measure of interest rate risk on the effect a shift in interest rates would have on earnings rather than on the amount of assets and/or liabilities subject to repricing in a given time period. Since not all assets or liabilities move at the same rate and at the same time, a determination must be made as to how each interest earning asset and each interest bearing liability adjusts with each change in the base rate. The Company develops, evaluates and amends its assumptions on an ongoing basis and analyzes its earnings exposure quarterly.

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

The liquidity needs of the Company generally consist of payment of dividends to its shareholders, payments of principal and interest on borrowed funds, and a limited amount of expenses. The sources of funds to provide this liquidity are issuance of capital stock and dividends from its subsidiary bank. Certain restrictions are imposed upon the Bank, which could limit its ability to pay dividends if it did not have net earnings or adequate capital in the future. The Company maintains adequate liquidity to pay its expenses.

OFF BALANCE SHEET ITEMS AND CONTINGENCIES

Off-balance sheet items consist of commitments to originate mortgage loans, unused lines of credit and standby letters of credit totaling approximately $32.9 million as of September 30, 2002. This compares to $25.8 million at December 31, 2001. The Company's commitments to originate mortgage loans are on a best effort basis; therefore there are no contingent liabilities associated with them. The Bank has historically funded off-balance sheet commitments with its primary sources of funds and management anticipates that this will continue.

At September 30, 2002 the Company continues to carry a $271,000 receivable related to a $541,000 claim against a former data processing service provider ("Provider"). The claim relates to an improper charge made by ("Provider") to the Company's check clearing account maintained with the Federal Home Loan Bank of Chicago. Trial in this matter has been rescheduled for February 2003. The receivable will be adjusted based on the results of the upcoming trial or other developments as they occur. Legal fees relating to this matter are being expensed as incurred. Management intends to aggressively pursue recovery of the entire $541,000, that was improperly charged, and related legal fees.

ITEM 3. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART II

                               OTHER INFORMATION

ITEM 6.   A) EXHIBITS

          See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

          B) REPORTS ON FORM 8-K

          There were two reports on Form 8-K filed during the third quarter of 2002.

          A report dated July 17, 2002 announced the election of Prudence A. Harker as a director of Blackhawk Bancorp, Inc. and its subsidiary, Blackhawk State Bank.

          A report dated August 28, 2002 announced a change in the registrant's certifying accountant.

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

                              Blackhawk Bancorp, Inc.
                              -----------------------------------------------
                              (Registrant)

Date:  November 12, 2002      /s/R. Richard Bastian, III
                              -----------------------------------------------
                              R. Richard Bastian, III
                              President and Chief Executive Officer

                              /s/Todd J. James
                              -----------------------------------------------
                              Todd J. James
                              Senior Vice President and Chief Financial Officer

                              /s/Thomas L. Lepinski
                              -----------------------------------------------
                              Thomas L. Lepinski, CPA
                              Principal Accounting Officer

                                 CERTIFICATIONS

I, R. Richard Bastian, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Blackhawk Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                   /s/R. Richard Bastian, III
                                                   -----------------------------
                                                         R. Richard Bastian, III
                                                               President and CEO

I, Todd J. James, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Blackhawk Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                              /s/Todd J. James
                                              ----------------------------------
                                                                   Todd J. James
                                                   Senior Vice President and CFO

                               BLACKHAWK BANCORP, INC.

                                   INDEX TO EXHIBITS

                                Incorporated            Filed
Exhibit                         Herein By               Here-         Page
Number   Description            Reference To:           with           No.
-------  -----------            -------------           -----         ----
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

4.4      Employment Agreement                             X          30-44

99       Certification Pursuant                           X           44
         to 18 U. S. C. Section
         1350, as Adopted
         Pursuant to Section
         906 of the
         Sarbanes-Oxley Act
         of 2002