Form 10KSB
period 2002-12-31
BLACKHAWK BANCORP INC
filed 2003-03-31
CIK 857853

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002
                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

        State issuer's revenues for its most recent fiscal year. $22,194,763

As of March 14, 2003, 2,517,131 shares of common stock were outstanding and the aggregate market value (based on the bid price at March 14, 2003) of the shares held by non-affiliates (excludes shares reported or beneficially owned by directors and officers - does not constitute an admission to affiliate status)
                         was approximately $17,126,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Blackhawk Bancorp, Inc.' s definitive proxy statement for its Annual
    Meeting of Stockholders, to be held on May 21, 2003, are incorporated by reference into Part III hereof.

 Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                         Index of Exhibits on Page 36.

                            BLACKHAWK BANCORP, INC.

                        FORM 10-KSB - TABLE OF CONTENTS

PART I                                                                     PAGE

Item  1.   Description of Business                                            3

Item  2.   Description of Property                                            8

Item  3.   Legal Proceedings                                                  9

Item  4.   Submission of Matters to a Vote of Security Holders                9

PART II

Item  5.   Market for Common Equity and Related Stockholder Matters           9

Item  6.   Management's Discussion and Analysis or Plan of Operation         10

Item  7.   Financial Statements                                              20

Item  8.   Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure.                              30

PART III

Item  9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act                 31

Item 10.   Executive Compensation                                            31

Item 11.   Security Ownership Of Certain Beneficial Owners
           and Management and Related Stockholder Matters                    31

Item 12.   Certain Relationships and Related Transactions                    32

Item 13.   Exhibits and Reports on Form 8-K                                  32

Item 14.   Controls and Procedures                                           32

Signatures                                                                   33

Certifications                                                               34

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL. Blackhawk Bancorp, Inc. (the "Company") was incorporated under the laws of the state of Wisconsin in November 1989. The Company owns and operates a subsidiary financial institution, Blackhawk State Bank ("Bank") headquartered in Beloit, Wisconsin and owns 100% of the common securities of Blackhawk Statutory Trust I, which was formed in December 2002 for the purpose of issuing Trust Preferred Securities.

The Bank is a Wisconsin-chartered commercial bank operating nine free-standing branches, three of which are in Beloit, Wisconsin and six are located in the following cities in Illinois: Belvidere (2), Oregon (1), Rochelle (1), Rockford
(1) and Roscoe (1). The Bank has three wholly-owned subsidiaries: Nevahawk Investment, Inc. ("Nevahawk"), an investment subsidiary located in Las Vegas, Nevada; RSL, Inc. ("RSL"), which in turn owns Midland Acceptance Corporation ("MAC"), both of which are substantially inactive; and First Financial Services, Inc. ("FFSI"), whose primary activity is ownership of one of the bank's facilities.

Through its nine locations the Bank provides various consumer banking, business banking and related financial services. Consumer banking services to individuals include demand, savings and time deposits. Consumer lending services include installment loans, mortgage loans, overdraft protection, personal lines of credit and credit cards. The bank also provides trust and investment services through a separate department of the bank and also through a third party marketing agreement with a full service brokerage company.

Business banking services, which are provided to small business, commercial  and
governmental  organizations  include  commercial  and  commercial  real   estate
lending, deposits, cash management and letters of credit.

The bank's primary source of revenue is net interest income and fees earned on its loans, and investments. Other non-interest income consists of fees from the sale and servicing of mortgage loans, service charges on deposits, trust services fees and income from retail non-deposit investment sales.

RECENT DEVELOPMENTS. On March 17, 2003 Blackhawk Bancorp, Inc. announced the signing of a definitive agreement to acquire DunC Corp. and its subsidiary, First Bank, bc, for $7.2 million, or $1,518 per share in a cash transaction. The agreement provides for limited adjustments in price based on the performance of DunC Corp. The acquisition is expected to be complete in the third quarter of 2003 and is subject to shareholder and regulatory approval. First Bank, bc, with assets of approximately $75 million and over 40 employees, is headquartered in Capron, Illinois. It has four full service locations in Illinois including Capron, Belvidere, Rockford and Machesney Park. First Bank, bc offers a full range of retail, commercial and real estate banking services. After completion of this merger, Blackhawk will rank second in deposit balances in the fast growing Boone County of Illinois. It also picks up a full-service facility in the rapidly developing Rte. 173 and Forest Hills Rd. area of Machesney Park, IL. Proxy statements will be sent to DunC Corp. shareholders for approval of the proposed transaction. Shareholders of Blackhawk Bancorp, Inc. will not be required to vote on the transaction.

LENDING ACTIVITIES. A significant amount of the loans in the Bank's loan portfolio are secured by residential or commercial real estate. Substantially all of the real estate securing the mortgage loans is located within thirty minutes driving distance of the Bank's offices Commercial loans are either collateralized by assets other than real estate or are unsecured. Interest rates on commercial loans are generally tied to an index adjustable monthly and therefore are more rate-sensitive than mortgage loans. Consumer and installment loans are generally secured by automobiles, boats, or second liens on real estate. A substantial percentage of automobile and boat loans in the portfolio were purchased from area dealers. The Bank also offers credit cards and home equity lines of credit. The Analysis of Loan Portfolio, located in Table 2 of
Item 7, shows the changes in the types of loans from 2000 through 2002.

INVESTMENT ACTIVITIES. The Bank and its subsidiary, Nevahawk, maintain investment portfolios, which are managed to provide liquidity for lending or deposit withdrawals, control interest rate risk and enhance the earnings of the company. The investments held by the Bank and Nevahawk consist primarily of U.S. government and agency securities, mutual funds, corporate bonds, mortgage-backed securities, collateralized mortgage obligations and municipal bonds or repurchase agreements backed by similar securities.

DEPOSIT ACTIVITIES. Deposits are divided between interest bearing and non-interest bearing. Non-interest bearing deposits consist of checking accounts of individuals, businesses and governmental organizations. The interest-bearing deposits include savings accounts, money market deposit accounts, certificates of deposit, individual retirement accounts and NOW accounts. The aggregate balance of time deposits with balances in excess of $0.1 million was $28.9 million at December 31, 2002. The Bank attracts deposits by offering competitive rates and fees and providing high quality customer service.

WEALTH MANAGEMENT SERVICES The Bank provides wealth management services, including acting as trustee for living and testamentary trusts, and as an agent, custodian, guardian, conservator, personal representative or administrator for individuals or their estates. The Bank also provides full-service brokerage services through a relationship with a third-party provider, Raymond James Securities, Inc.

COMPETITION. Active competition exists for all services offered by the Company with other state banks, national banks, credit unions, savings and loans, finance companies, personal loan companies, brokerage and mutual fund companies, mortgage bankers, insurance agencies, and other financial institutions in the
Company's markets. The principal competitive factors in the banking and financial services industry are quality of services to customers, ease of access to services, and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other services. To compete in this environment, the Company offers competitive rates and fees, convenient hours and locations, and high quality services, including internet banking and a unique courier service.

EMPLOYMENT.   As  of  December 31,  2002,  the  Company and  the  Bank  had  154
employees, of  which  125 were  employed  on a  full-time  basis.   The  Company
provides a variety of benefit plans to its employees, including health insurance, long-term disability insurance, group term life insurance, flexible spending accounts, profit sharing, 401k, and stock options. Management considers its relations with employees to be good.

REGULATORY FILINGS WITH SECURITIES AND EXCHANGE COMMISSION. Copies of our Annual Reports on Form 10-KSB, Quarterly reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to those reports are available free of charge at the SEC's website at http://www.sec.gov and/or from the company.

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

FRB approval must  be obtained  before a bank  holding company  acquires all  or substantially all of the assets of a bank or savings association or merges or consolidates with another bank holding company or savings and loan holding company. Wisconsin has also adopted legislation that allows bank holding companies from other states to acquire banks in Wisconsin, and allows Wisconsin bank holding companies to acquire banks in other states.

GRAMM-LEACH-BLILEY ACT. The laws and regulations to which the Company is subject are constantly under review by Congress, regulatory agencies and state legislatures. On November 12, 1999, then President Clinton signed important legislation passed by Congress to overturn Depression-era restrictions on affiliations by banking organizations. This comprehensive legislation, referred to as the Gramm-Leach-Bliley Act (the "Act"), eliminates certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial service organizations. The Act provides for a new type of "financial holding company" structure, under which affiliations among these entities may occur, subject to the regulation of the Federal Reserve Board and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission and state insurance regulators. In addition, the Act permits certain non-banking financial and financially related activities to be conducted by operating subsidiaries of a national bank. Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community Reinvestment Act requirements. The Act contains a number of provisions allocating regulatory authority among the Federal Reserve Board, other banking regulators, the Securities and Exchange Commission and state insurance regulators. In addition, the Act imposes strict new limits on the transfer and use by financial institutions of nonpublic, personal information about their customers.

Other important provisions of the Act permit merchant banking activities, venture capital activities, and insurance underwriting, to be conducted by a subsidiary of a financial holding company. It also allows municipal securities underwriting activities to be conducted directly by a national bank or by its subsidiary. Under the Act, a financial holding company may engage in a broad list of "financial activities," and any non-financial activity that the Federal Reserve Board determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of the depository institution or the financial system. The Company has not elected to become a financial holding company.

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

USA PATRIOT ACT OF 2001. On October 26, 2001, President Bush signed into law the USA Patriot Act of 2001. The requirements of the Act were scheduled to go into effect on October 26, 2002, pending issuance of final rules. This comprehensive legislation provides that U.S. depository institutions are prohibited from providing correspondent banking services to foreign shell banks. It also requires that upon request of the appropriate federal banking agency the Bank must produce records relating to its anti-money laundering compliance or its customers within 120 hours of the request. The Act allows the Bank to share information relating to money laundering or suspected terrorists with the Financial Crimes Enforcement Network (FinCEN) and other financial institutions. In addition, the Act requires the institution to establish anti-money laundering programs and perform due diligence on private banking and correspondent accounts. The Act allows the Treasury to issue regulations on the maintenance of "concentration accounts" and to prohibit an institution's customers from anonymously directing funds into or through such accounts. The Federal Reserve Board and other regulators are required to consider the effectiveness of a bank holding company or its financial institution in combating money laundering when ruling on applications.

Section 326 of the USA Patriot Act of 2001 requires the Bank to develop an extensive Customer Identification Program and obtain certain information prior to opening or adding a signatory to an account. The Bank must adopt risk-based procedures for verifying the elements of customer information and must develop procedures for determining whether the customer appears on any list of known or suspected terrorists or terrorist organizations provided to the institution by any federal government agency. The Bank must provide the customer prior notice of the requirements of the Act, and must retain all records used to verify the customer's identity for a period of five years after the account is closed.

SARBANES-OXLEY ACT OF 2002. On July 30, President Bush signed the Sarbanes-Oxley Act of 2002 (the "Act"). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Other provisions will become effective as the SEC adopts appropriate rules.

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

The Act requires audit committees to have in place procedures to receive and address complaints regarding accounting, internal control and auditing issues and provides protection for corporate whistleblowers. The Company has adopted a policy providing employees with the opportunity to confidentially report their concerns directly to members of the Bank's Audit Committee or the Bank's Internal Auditor and has communicated its policy to all employees.

CAPITAL ADEQUACY. The FRB has adopted capital guidelines as to both minimum levels of core capital and risk-based capital. The minimum core capital requirement ranges from 3% to 5% of total assets depending upon the regulator's determination of the holding company's strength. The guidelines assign risk weightings to assets and off-balance sheet items, and have minimum risk-based capital ratios. All bank holding companies are required to have total consolidated capital of 8% of risk-weighted assets. Core capital consists principally of shareholders' equity less intangibles, while qualifying total capital consists of core capital plus certain debt instruments and a portion of the allowance for loan losses. Table 12 of Item 7 of this report, reflects various regulatory measures of capital as of December 31, 2002. The Company's core and risk-based capital ratios, as shown in the table are well above the minimum levels.

Under Wisconsin law, a bank holding company is deemed to be engaged in the banking business and is subject to supervision and examination by the Wisconsin Department of Financial Institutions (the "WDFI"). The WDFI is also empowered to issue orders to a bank holding company to remedy any condition or policy, which, in the opinion of the WDFI, endangers the safety of deposits of any subsidiary state bank or trust company. In the event of non-compliance with such an order, the WDFI has the power to direct the operations of the state bank or trust company and to restrict dividends paid to the bank holding company.

THE BANK.

Wisconsin-chartered banks, including the Bank, are regulated and supervised by the WDFI. Each Wisconsin chartered bank is periodically examined by the WDFI or its primary federal regulator. The approval of the WDFI is required to establish or close branches, merge with other banks and undertake many other activities.

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

PAYMENT OF DIVIDENDS. A Wisconsin bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock and surplus account (as defined under Wisconsin law). Federal and state regulations limit dividends paid by the Bank to the Company to net income of the Bank. The Bank paid dividends to the Company of $1.5 million, $1.5 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. During 2001 the Bank received a waiver from state banking regulators to pay dividends to the Company in excess of current net income.

FEDERAL DEPOSIT INSURANCE CORPORATION. The Bank's deposit accounts are insured by the FDIC. FDIC insurance, at the present time, generally insures up to a maximum of $0.1 million for each insured depositor. The FDIC imposes an annual assessment on deposits. Effective January 1, 1993, premiums are assessed on the basis of a risk rating assigned by the FDIC. Since that time the Bank's premium has been at the lowest available rate. Beginning in 1997, financial institutions insured by the FDIC were required to contribute to the Financing Corporation bond refinancing. This is expected to occur through the year 2003. Beginning January 1, 2000, the Bank's Bank Insurance Fund ("BIF") and Saving Association Insurance Fund ("SAIF") deposits were assessed at the same rate.

The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to any merger or consolidation, or the establishment or relocation of any branch office. This supervision and regulation is intended primarily for the protection of depositors.

As a FDIC-insured bank, the Bank is subject to certain FDIC requirements designed to maintain the safety and soundness of individual banks and the banking system. The FDIC, based upon appraisals during examinations, may revalue assets of an insured institution and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. In addition, the FDIC has adopted regulations regarding capital adequacy requirements similar to those of the FRB.

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

EXECUTIVE OFFICERS

          NAME AND AGE                             PRINCIPAL OCCUPATION
          ------------                             --------------------

R. Richard Bastian, III, 56    President  and Chief  Executive  Officer  of  the
                               Company since February 2002 and of the Bank since May 2001. Previously, President of the
                               Bank of  Kenosha  from January  1999  to  January
                               2001 and Executive Vice President and Director of the Clean Air Action Corporation from August
                               1994 to January 2001.

Todd J. James, 39              Executive  Vice  President  and  Chief  Financial
                               Officer  of  the  Company  and  the  Bank   since
                               February 2003.  Senior Vice  President and  Chief
                               Financial Officer from February 2002 to  February
                               2003. Previously  Senior Vice  President,  Amcore
                               Investment  Group  N.A.  from  October  1999   to
                               February   2002   and   Vice   President   Amcore
                               Financial,  Inc. from  October  1998  to  October
                               1999.   Previously, Vice  President, Amcore  Bank
                               N.A.

Judith A. Gard, 62             Senior Vice President,  Manager Consumer  Banking
                               for  the Bank  since  October  2001.  Previously,
                               Vice  President,  Private  Banking  Manager   for
                               Firstar Bank from  February 1999 to October  2001
                               and  Senior  Vice  President,  Home  Equity  Unit
                               Manager for Bank One from 1996 to 1998.

Todd L. Larson, 43             Senior Vice President,  Business Banking for  the
                               Bank   since  January   2003.   Previously   Vice
                               President, Business  Banking  for the  Bank  from
                               November  1999   to   January  2003,   and   Vice
                               President  of   Stillman  BancCorp,   N.A.   from
                               November 1998 to  November 1999. Previously  Vice
                               President, Commercial Lending, Belvidere Bank.

Terri Burdick, 39              Senior Vice  President,  Human Resources  of  the
                               Bank since February 2003.  Vice President,  Human
                               Resources  of  the  Bank  from  October  2001  to
                               February 2003.    Employee Benefits  Manager  for
                               The Swiss  Colony, Inc.  from September  1999  to
                               October  2001.  Previously,  Corporate   Benefits
                               Manager for Regal Beloit Corporation.

James A. Sylvester, 56         Vice President,  Senior  Mortgage Lender  of  the
                               Bank  since  August  2001.  Previously   Business
                               Development  Director  for  RSM  McGladrey,  Inc.
                               from    January    through    June    2001    and
                               owner/operator of Jimmy's Frozen Custard from 1996 through 2000.

Peggy Holt, 45                 Vice  President,   Quality  Control   &   Process
                               Improvement  of  the  Bank  since  January  2003.
                               Previously      Organizational      Effectiveness
                               Consultant of the  Bank from  January 2002  until
                               December 2002. Prior thereto, Senior  Consultant,
                               Leadership   Development    and    Senior    Vice
                               President, Organizational  Development  Bank  One
                               Corporation.

Victoria A. Damron, 53         Vice President of  Marketing for  the Bank  since
                               August    2002.    Previously    owner     Damron
                               Communications.

ITEM 2.  DESCRIPTION OF PROPERTY

On December 31, 2002, the Company had nine locations, of which one was leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See the Note 5 to the Consolidated Financial Statements and Table 14 included under Item 7 of this document for further information on properties.

ITEM 3.  LEGAL PROCEEDINGS

Management believes that no litigation is threatened or pending in which the Company faces potential loss or exposure which will materially affect the Company's financial position or results of operation, other than noted below. Since the Company's banking subsidiary acts as a depository of funds, trustee or escrow agent, it is named as defendant in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to the Company's business.

On August 18, 2000 the Bank filed a lawsuit in Waukesha County, Wisconsin, against Fiserv, Inc., a former data processing services provider, for breach of contract. The bank was seeking to recover damages sustained due to a processing error in which $0.5 million was improperly charged to the Bank's check clearing account at the Federal Home Loan Bank of Chicago. On February 14, 2003 a jury delivered a verdict that Fiserv, Inc. did not breach its contract with the bank. Fiserv, Inc. has filed a counterclaim seeking a $0.4 million reimbursement of legal fees. The court has not made a final ruling on the case or any counter claims that have been or may be filed by Fiserv, Inc. Although the ultimate disposition of any counterclaims can not be predicted with any certainty, the Company believes that the case will not have a material adverse effect on the Company's consolidated financial position, though it could have a material adverse effect on the Company's consolidated results of operations in a given year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 2002 the company has approximately 900 holders of record of its common stock. The Company's stock is publicly traded on the Over the Counter Market under the symbol BKHB. The following table sets forth the stock price and dividend information for each quarter during the years ended December 31, 2002 and 2001. Stock price information represents high and low bid quotations and as such reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                         For the Quarter Ended
             12/31/02  09/30/02  06/30/02  03/31/02  12/31/01  09/30/01  06/30/01  03/31/01
             --------  --------  --------  --------  --------  --------  --------  --------
Stock Price
    High     $  9.50   $  9.50   $  9.70   $  9.65   $  9.50   $ 10.62   $ 10.30   $ 10.38
    Low         8.25      8.55      9.35      9.10      8.50      8.80      8.38      8.00
Dividends       0.09      0.09      0.09      0.09      0.09      0.09      0.12      0.12

For disclosures required under the company's equity compensation plans see Notes 1 and 10 to the Company's Consolidated Financial Statements attached as Exhibit 99 of this Form 10-KSB.

A Wisconsin bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock and surplus account (as defined under Wisconsin law). Federal and state regulations limit dividends paid by the Bank to the Company to net income of the Bank. Thus, the ability of the Company to pay dividends will be impacted by the profitability of the Bank. The Bank paid dividends to the Company of $1.5 million, $1.5 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. During 2001 the Bank received a waiver from state banking regulators to pay dividends to the Company in excess of current net income.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. This discussion focuses on the significant factors which affected the Company's earnings in 2002, with comparisons to 2001 and 2000, where applicable.

FACTORS INFLUENCING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of Blackhawk Bancorp, Inc. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of Blackhawk's management and on information currently available to such management. The use of the words "believe", "expect", "anticipate", "plan", "estimate", "may", "will" or similar expressions are forward-looking statements. Forward-looking statements speak only as of the date they are made, and Blackhawk undertakes no obligation to update publicly any of them in light of new information or future events.

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors - many of which are beyond the ability of the company to control or predict - could cause actual results to differ materially from those described in the forward-looking statements. Factors which could cause such a variance to occur include, but are not limited to: heightened competition; adverse state and federal regulation; failure to obtain new or retain existing customers; ability to attract and retain key executives and personnel; changes in interest rates; unanticipated changes in industry trends; unanticipated changes in credit quality and risk factors, including general economic conditions; success in gaining regulatory approvals when required; changes in the Federal Reserve Board monetary policies; unexpected outcomes of new and existing litigation in which Blackhawk or its subsidiaries, officers, directors or employees is named defendants; technological changes; changes in accounting principles generally accepted in the United States; changes in assumptions or conditions affecting the application of critical accounting policies; and the inability of third party vendors to perform critical services for the company or its customers.

                       CRITICAL ACCOUNTING POLICIES

The financial condition and results of operations for Blackhawk Bancorp, Inc. presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, selected financial data appearing elsewhere within this report, and management's discussion and analysis are, to a large extent, dependent upon the Company's accounting policies. The selection and application of these accounting policies involve judgements, estimates and uncertainties that are susceptible to change.

Presented below are discussions of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of the Company's financial condition and results of operations. These Critical Accounting Policies require management's most difficult, subjective and complex judgements about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also
Note 1 of the Notes to Consolidated Financial Statements.

LOANS

Loans are the Company's largest income earning asset category. Loans are recorded at the amount advanced to the borrower plus certain costs incurred by the Bank to originate the loan, less certain origination fees that are collected from the borrower. The carrying amount of loans is reduced as principal payments are made. Payments made by the borrower are allocated between interest income and principal payment based upon the outstanding principal amount, the contractual rate of interest and other contractual terms. The carrying amount is further adjusted to reflect amortization of the origination costs net of origination fees. These items are amortized over the expected life of the loan.

The accrual of interest income is generally discontinued (Non-Accrual Status) when management believes that collection of principal and/or interest is doubtful or when payment becomes 90 days past due. Payments received from the borrower after a loan is placed on Non-Accrual Status are applied to reduce the principal balance of the loan until such time that collectibility of remaining principal and interest is no longer doubtful. Unpaid interest that has previously been recorded as income is reversed against interest income when a loan is placed on Non-Accrual Status. The outstanding loan balance is written-off against the allowance for loan losses when management determines that probability of collection of principal will not occur. See also the discussion of Allowance for Loan Losses that follows.

Those judgements and assumptions that are most critical to the application of this accounting policy are the initial and on-going credit-worthiness of the borrower, the amount and timing of future cash flows of the borrower that are available for repayment of the loan, the sufficiency of underlying collateral and the enforceability of third-party guarantees. These judgements and assumptions are dependent upon or can be influenced by a variety of factors including the breadth and depth of experience of lending officers, credit administration and loan review staff that periodically review the status of the loan, changing economic and industry conditions, changes in the financial condition of the borrower and changes in the value and availability of the underlying collateral and guarantees.

If different assumptions or conditions were to prevail, the amount and timing of interest income and loan losses, due to the inability to collect all of the remaining principal balance that is due from a borrower, could be materially different. These factors are most pronounced during economic downturns. See also Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

ALLOWANCE FOR LOAN LOSSES

Management periodically reviews the loan portfolio in order to establish an estimated allowance for loan losses (Allowance) that are probable as of the respective reporting date. Additions to the Allowance are charged against earnings for the period as a provision for loan losses (Provision). Actual loan losses are charged against (reduce) the Allowance when management believes that the collection of principal will not occur. Unpaid interest for loans that are placed on Non-Accrual Status is reversed against the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to (increase) the Allowance.

The Allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions.

In addition to the judgements and assumptions noted in the preceding discussion of Loans, those most critical to the application of this accounting policy are the frequency and subjectivity of loan reviews and risk gradings, emerging or changing trends that might not be fully captured in the historical loss experience, and charges against the Allowance for actual losses that are greater than previously estimated. While the Company strives to reflect all known risk factors in its evaluation of the adequacy of the Allowance, estimation or judgement errors may occur.

If different assumptions or conditions were to prevail, the Allowance may not be adequate to absorb the new estimate of probable losses. If so, an additional Provision may be necessary and the amount could be material. See also Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

                           RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $1.2 million for the year ended December 31, 2002. This compares to $0.9 million for the year ended 2001 and a net loss of $0.3 million in 2000. This represents an increase of $0.4 million or 43.06% when comparing 2002 to 2001, and an increase of $1.1 million when comparing 2001 to 2000.

Diluted earnings per share for 2002 were $0.50 compared to $0.36 in 2001 and ($0.12) in 2000. This represents an increase of $0.14 per share or 38.89% when comparing 2002 to 2001, and an increase of $0.48 per share when comparing 2001 to 2000. The percentage increase in diluted earnings per share is less than the percentage increase in net income due to a 4.86% increase in the weighted average common shares outstanding, resulting from the issuance of shares for stock options exercised.

The company's return on average equity for 2002 was 4.92% versus 3.65% in 2001 and (1.19%) in 2000. The company's return on average assets for 2002 was 0.38% compared to 0.27% in 2001 and (0.09%) in 2000.

Both the Company and the Bank continue to exceed the minimum capital requirements established by regulators for banks and bank holding companies. In addition, the Bank continues to be "well capitalized" as defined by regulatory guidelines. See Note 15 to the Consolidated Financial Statements attached as Exhibit 99 of this form 10-KSB.

The 2002 results include the write-off of a $0.3 million receivable related to a claim against a former data processing provider. On August 18, 2000 the bank filed a breach of contract lawsuit to recover $0.5 million that was charged to its check clearing account in error. In the fourth quarter of 2000, $0.3 million of the original claim was written off and the remaining amount was written off in the fourth quarter of 2002. On February 14, 2003 a Waukesha County, Wisconsin jury delivered a verdict that the data processor did not breach its contract with the bank. The after tax charge to income in the fourth quarter of 2002 was $0.2 million.

During the third quarter of 2002 the bank closed its Wal Mart in-store branch. The 2002 results include an after tax charge of $40.0 thousand due to the abandonment of leasehold improvements.

In 2002 the bank changed its vacation policy to eliminate the vesting of vacation on December 31 for the following year. Instead, vacation will be earned and used in the same calendar year. This change resulted in a $0.1 million decrease in salary and benefits expense.

Pursuant to SFAS No. 142, an accounting standard effective January 1, 2002, amortization of goodwill, which resulted from purchase accounting adjustments from previous acquisitions, was discontinued. Goodwill amortization for 2001 and 2000 was $0.2 million or $0.08 per share. No transition or impairment charge was required for 2002.

NET INTEREST INCOME

Net interest  income,  which  is  the sum  of  interest  and  certain  fees generated by earning assets minus interest paid on deposits and other funding sources, is the primary source of the company's earnings. All discussions of interest income amounts and rates are on a tax-equivalent basis, which accounts for income earned on loans and securities that are not fully subject to income taxes as if they were fully subject to income taxes. As shown in Item 7, Table 1 of this report, net interest income increased by $0.4 million, or 3.96%, to $11.2 million for the year ended December 31, 2002, compared to $10.8 million for the comparable period in 2001. The net interest margin, which is the tax equivalent net interest income divided by average interest earning assets was 3.77% in 2002, 3.66% in 2001 and 3.48% in 2000. The increase in Net Interest Margin between 2002 and 2001 is primarily due to the impact of lower market rates paid on deposit accounts not being fully offset as earning assets re-priced more slowly in 2002. If this trend continues into 2003 the Bank may see a lower Net Interest Margin as assets re-price with less incremental benefit from lower interest costs on deposit accounts. Net interest income and the net interest margin are expected to continue to be pressured from the shifts in the asset mix from loans to investment securities. The increase in Net Interest Margin between 2001 and 2000 is primarily due to Bank growth, a mix shift in deposit accounts to more transaction accounts and the effects of the lower interest rate environment on time deposits.

For the year ended December 31, 2002, total tax equivalent interest income decreased by $3.2 million or 13.96%, to $19.6 million compared to $22.8 million for the year ended December 31, 2001. The decrease in interest income is due to a 115 basis point decrease in the yield on average earning assets to 6.58% for 2002, compared to 7.73% for the same period in 2001. The decrease in the yield on average earning assets for 2002 compared to 2001 is partially offset by a $2.8 million increase in average earning assets. For the year ended December 31, 2001, total tax equivalent interest income increased by $0.5 million, or 2.34%, to $22.8 million compared to $22.3 million for the same period in 2000. The increase in interest income was due to bank growth offset by the impact of lower interest rates as the yield on earning assets decreased from 7.96% for 2000 to 7.73% in 2001.

The decrease in the yield on average earning assets reflects a shift in the asset mix from loans to investment securities and short-term investments for the year ended December 31, 2002 compared to the same period in 2001. The decrease in the yield on average earning assets also reflects the lower interest rate environment during 2002 compared to 2001, which resulted from the Federal Reserve Bank's lowering of managed rates by 375 basis points during 2001 and another 50 basis points in November of 2002. If managed rates continue to decrease or even remain at current levels, interest income and the average rate on earning assets are expected to continue to decline as more assets re-price.

Interest and fees on loans decreased 20.61% to $14.7 million for the year ended December 31, 2002 compared to $18.5 million for the same period of 2001. This decrease was the result of a $25.3 million or 11.38% decrease in average loans outstanding and an 87 basis point decrease in yield on the portfolio. The decrease in average loans outstanding for the year ended December 31, 2002 is largely attributable to the refinancing activity in the residential real estate market. The remaining decrease is the result of economic conditions and lower loan demand in the company's primary markets. The lower overall portfolio yield on average loans reflects the overall lower interest rate environment and competitive pricing pressure for quality credit customers and the Federal Reserve Bank's lowering of managed rates by 375 basis points during 2001 and another 50 basis points in November of 2002. Interest and fees on loans increased 5.03% to $18.5 million for the year ended December 31, 2001 compared to $17.6 million in 2000. This increase was the result of an $18.2 million or 8.90% increase in average loans outstanding offset by a 31 basis point decrease in yield on the portfolio.

Interest income on taxable securities increased by $0.4 million or 13.76% in 2002 to $3.5 million compared to $3.1 million for 2001. Average balances of taxable investment securities increased 39.59% to $71.9 million for 2002 compared to $51.5 million for the same period in the prior year. However, the yield on average taxable investment securities decreased 110 basis points to 4.86% for 2002 compared to 5.96% for 2001. Interest income on tax exempt securities increased $0.1 million or 11.86% to $1.3 million compared to $1.2 million in 2001. This is the result of a $2.1 million increase in the average balance of tax exempt investment securities to $20.1 million for 2002 compared to $18.0 for 2001. The yield on tax exempt securities was 6.43% in 2002 and 6.42% in 2001.

Interest income on taxable securities decreased by $0.7 million or 17.48% in 2001 to $3.1 million compared to $3.7 million for the same period in 2000. Average balances of taxable investment securities decreased 11.79% to $51.5 million for 2001 compared to $58.4 million for the same period in the prior year. Also, the average yield decreased .42% to 5.96% for 2001 compared to 6.38% for 2000. Average tax exempt securities increased to $18.0 million in 2001 compared to $15.1 for the same period in 2000, while their average tax equivalent yield increased from 5.33% for 2000 to 6.42% for 2001.

Interest from fed funds sold and repurchase agreements increased to $0.1 million for the year ended December 31, 2002, compared to $49.0 thousand during the same period in 2001. The increase in interest on fed funds sold and repurchase agreements is due to increased average balances. Funds from the reduction in the loan portfolio were held in short-term investments before being used to purchase longer-term investment securities. The Company invested a portion of these funds in short-term reverse repurchase agreements backed by U.S. Government guaranteed securities.

Total interest expense decreased by $3.6 million, or 30.12%, to $8.4 million for 2002 compared to $12.0 million for the same period in 2001. For 2001 total interest expense decreased by $0.5 million, or 4.36%, to $12.0 million compared to $12.5 million for the same period in 2000. The decrease in total interest expense is the result of the aforementioned lower interest rate environment coupled with favorable shifts in the company's funding mix.

While interest paid on deposits decreased $2.9 million, or 32.51% to $5.9 million during 2002 compared to $8.8 million for the same period in 2001, average total interest bearing deposits increased $0.9 million over the year. Year to date interest paid on deposits in 2001 decreased $0.6 million, or 5.92% to $8.8 million compared to $9.3 million for the same period in 2000 while average total interest bearing deposits increased by $5.2 million. In addition to the impact of the overall lower interest rate environment the company's funding cost was reduced due to favorable shifts in the funding mix. For 2002 the average balance of time deposits decreased $6.0 million, or 4.65%, to $122.6 million compared to $128.6 million for the same period in 2001. The decrease in the average balance of time deposits was offset with increases in the average balances of checking accounts, interest-bearing checking accounts and savings accounts of $4.0 million, $4.3 million and $2.6 million, respectively.

Interest on short-term borrowings decreased $0.2 million to $0.3 million in 2002 compared to $0.5 million in 2001. This decrease is the result of the lower managed interest rate environment in 2002 previously discussed which offset the 33.97% increase in average balances outstanding.

Interest on short-term borrowings decreased $1.5 million to $0.5 million in 2001 compared to $1.9 million for the same period in 2000. This decrease is the net result of the decreasing interest rate environment as mentioned earlier, and the refinancing of short-term FHLBC advances to long-term.

Interest expense on other borrowings decreased $0.6 million to $2.2 million compared to $2.8 million in 2001. The decrease is primarily the result of the maturity of $6.8 million of Federal Home Loan Bank term advances in January 2002.

PROVISIONS FOR LOAN LOSSES

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

The provision for loan losses of $1.0 million for 2002 represents a $0.2 million or 17.84% decrease compared to $1.2 million for 2001. In 2002, the provision includes $0.5 million to cover a loss on one commercial relationship that was also charged off against the allowance in 2002. The provision of $1.2 million in 2001 includes an increased amount based on management's assessment of the portfolio and economic conditions in the bank's primary markets, even though it represents a $1.0 million or 45.93% decrease compared to 2000. The decrease from 2000 is due to the 2000 provision including $1.9 million related to one commercial real estate loan. This loan was subsequently charged off in 2001. In 2002, Blackhawk had net charge-offs of $1.3 million (total charge-offs of $1.4 million less recoveries of $0.1 million). In 2001, the Bank had net charge-offs of $2.7 million (total charge-offs of $2.8 million less recoveries of $0.1 million), compared to 2000, when it had net charge-offs of $0.4 million (total charge-offs of $0.4 million less recoveries of $0.0 million). Net charge-offs to average loans were 0.67% in 2002, 1.22% in 2001 and 0.18% in 2000. The allowance for loan losses as a percent of loans was 1.10% at December 31, 2002 compared to 1.14% at December 31, 2001 and to 1.76% at December 31, 2000.

NONINTEREST INCOME

Noninterest income increased 6.37% to $3.0 million in 2002 from $2.8 million in 2001. The majority of this increase was from net security gains as they increased $0.2 million or 143.18% to $0.3 million for 2002 compared to $0.1 million in 2001. Service charges on deposit accounts increased $0.1 million or 4.77% to $1.6 million and primarily reflect higher volumes of demand deposits in 2002. The gain on sale of loans decreased $0.1 million and is the result of turn-over in the company's mortgage banking management and origination staff. Management believes that these changes in staff have resulted in better quality control and risk management in the company's mortgage banking activities. In 2002, $33.8 million of mortgages were sold to the secondary market at an average gain of 1.34% compared to an average gain of 1.75% on the $32.2 million of mortgage loans sold to the secondary market in 2001. Approximately 75% of the loan volume sold to the secondary market was from refinance activity. The level of market interest rates and the volume of higher rate mortgage loans that are eligible for refinancing will impact the Bank's level of gains reported in future periods. Brokerage and annuity commissions increased $33.0 thousand or 26.83% to $0.2 million. On September 30, 2002 Blackhawk State Bank purchased $5.0 million in Bank Owned Life Insurance (BOLI) assets. The BOLI, which insures the lives of key employees, was purchased to help offset the cost of increasing employee benefits. Thus the cash value of life insurance increase is $0.1 million or 181.78% for the year ended December 31, 2002. These increases were offset by a $63.0 thousand loss from abandonment of leasehold improvements related to the closing of the Bank's Wal-Mart in-store branch in October 2002 and the $0.1 million write down of an OREO property based on a change in the estimate of its net realizable value.

Noninterest income for 2001 increased $0.4 million, or 18.49% to $2.8 million compared to $2.4 million in 2000. The increase included a net increase of $0.2 million, or 93.23% in revenues from the sale and servicing of mortgage loans and an increase of $0.1 million in gain on sale of securities. The increase in revenues from the sale and servicing of mortgage loans was driven by the high level of refinancing activity that occurred in 2001 compared to 2000 due to the lower interest rate environment in 2001. The interest rate environment and economic uncertainty had the opposite effect on brokerage and annuity commission income, which decreased 46.05% from $0.2 million in 2000 to $0.1 million in 2001. Deposit service charges increased $0.2 million, or 17.04% from $1.3 million in 2000 to $1.5 million in 2001. The increase in deposit service charges was achieved as a result of increased focus on gathering transaction accounts and a restructuring of account fees.

NONINTEREST EXPENSE

Noninterest expense increased 3.69% to $11.3 million in 2002 from $10.9 million in 2001, including a $0.3 million charge to write off the balance of a receivable related to the Bank's breach of contract claim against a former data processor. On February 14, 2003 a Waukesha County, Wisconsin jury delivered a verdict that the data processor did not breach its contract.

Total salary and benefits increased $0.2 million or 3.72% in 2002 compared to 2001. Salaries and employee benefits for 2002 were reduced by $0.1 million as a result of the Company's change in vacation policy. The Company changed its vacation policy to eliminate the vesting of vacation on December 31 for the following year. Instead vacation will be earned and used in the same year. Excluding the favorable impact from the change in vacation policy, salary and benefits increased 6.51%. This increase reflects the costs associated with attracting several key members of the management team that have joined the organization in the second half of 2001 and throughout 2002. These key managers include the chief executive officer R. Richard Bastian, III, chief financial officer Todd J. James and other officers listed in Part I Item 1 of this filing.

Equipment expense increased $0.1 million or 17.34% to $0.9 million in 2002 from $0.8 million in 2001. The increase is primarily due to higher depreciation expense on computer equipment and systems in 2002. Professional fees, while down $0.1 million or 11.16% compared to 2001 are still higher than normal, primarily due to the on-going lawsuit, against Fiserv, Inc. Amortization of intangibles decreased by $0.2 million as a result of FASB 142 which was adopted by the Company on January 1, 2002 and eliminated the amortization of goodwill resulting from prior acquisitions accounted for under the purchase method of accounting. Goodwill is subject to an annual impairment test. No impairment charge was required for the year. Other expense includes $0.1 million of charges to accrue severance payments for former executives. In addition, the company realized a $0.1 million credit against other expenses due to an adjustment related to stale reconciling items.

Noninterest expense increased 5.98% to $10.9 million for the year ended December 31, 2001 from $10.3 million for the year ended December 31, 2000. Salary and benefits increased $0.3 million or 6.94% from $4.9 million for the year ended December 31, 2000 to $5.2 million for the year ended December 31, 2001. The Bank also incurred a significant level of legal fees related to its lawsuit against a former check processor to recover funds improperly charged to the Bank's correspondent bank account during 1998. Total professional fees increased $0.3 million or 73.30% to $0.6 million in 2001 from $0.4 million in 2000. Loan expenses increased 193.02% or $0.2 million from $0.1 million in 2000 to $0.3 million in 2001 and reflect the increased costs of working through a higher level of problem credits in 2001.

Management monitors two ratios related to other operating income and expense: (1) Net other operating expense as a percentage of average assets, and (2) Standard efficiency ratio. Net other operating expense to average assets increased slightly to 2.56% in 2002 from 2.52% in 2001 compared to 2.57% in 2000. The increase from 2001 to 2002 reflected management's commitment to invest resources to create long-term shareholder value, including the recruitment of a number of key managers and upgrading desktop computers and operating systems. The standard efficiency ratio (non-
interest expense divided by net interest income plus other non-interest income) decreased to 81.61% in 2002, compared to 82.04% in 2001 and 86.23% in 2000. For 2002, the standard efficiency ratio reflects the Company's ability to grow net interest income and other operating income in excess of the growth in operating expenses.

INCOME TAXES

The effective income tax rate for the Company in 2002 was 19.53%. The effective income tax rate was 25.32% in 2001 and (54.50%) in 2000. The resulting effective rate for 2000 was not reflective of the Company's effective tax rate under normal operating results, but was reflective of the pre-tax loss for the year and the net effect of non-deductible and non-taxable income and expenses upon that relatively smaller taxable base. Thus we are comparing effective income tax rates from 2002 and 2001. The primary reasons for the decline in the effective income tax rate from 2001 to 2002 were the increased holdings of tax-exempt municipal securities, the decrease in non-deductible amortization of intangibles and the Bank's purchase of $5.0 million of BOLI, on which the earnings are tax exempt. Income generated at Nevahawk is not subject to state income taxes while certain U.S. government agency investments qualify for state tax exemption for the Bank within Illinois.

                          BALANCE SHEET ANALYSIS

OVERVIEW

Total assets as of December 31, 2002 increased $22.1 million or 6.69% to $352.4 million compared to $330.3 million as of December 31, 2001. Total average assets for the year increased $3.2 million or 1.00% to $322.4 million compared to $319.2 million in 2001. December 31 total assets included short-term year-end deposits from one commercial customer of $18.6 million in 2002 and $14.4 million in 2001. Excluding those deposits total assets increased 5.67% year over year.

SECURITIES

Available-for-sale securities increased $41.3 million, to $83.9 million, as of December 31, 2002 from $42.6 million as of December 31, 2001. During 2002 the Bank experienced loan run-off of $23.2 million and deposit growth of $9.3 million, excluding the short-term year end deposits of $18.6 million and $14.4 million at December 31, 2002 and 2001, respectively. The funds provided from loans and deposits as well as the Bank's excess liquidity at December 31, 2001 were invested in investment securities.

FEDERAL HOME LOAN BANK OF CHICAGO STOCK

The Bank's investment in stock of the Federal Home Loan Bank of Chicago increased from $2.4 million at December 31, 2001 to $4.5 million at December 31, 2002. The increase is due to the purchase of $2.0 million in additional stock and stock dividends received. The additional stock was purchased as the returns on the FHLB stock are expected to be at least as high as debt securities allowed by the bank's investment policy without price risk.

LOANS

Net loans decreased 10.92%  during 2002 to $186.3  million at December  31,
2002 from $209.1 million at December 31, 2001. The composition of and changes to the Bank's loan portfolio are detailed in Table 2 of Item 7 of this report. The decrease occurred across all categories of loans and reflects low loan demand due to economic weakness in the bank's primary markets. In addition, the historically low interest rate environment has created a significant amount of refinancing of loans in the bank's one to four family mortgage portfolio. The company's focus on relationship banking has resulted in the subsidiary bank not pursuing certain "transactions" that may have resulted in increased loan balances, but offered no opportunity to form other relationships with the client. Management expects continued weak loan demand and competition for quality credits.

NON-PERFORMING LOANS

Non-performing loans include loans that have been placed in non-accrual status, are determined by management to be impaired because full collection of principal and interest is doubtful, and loans which are past-due ninety days or more as to interest and/or principal payments. For additional discussion of the Bank's non-performing loans see table 2 of Part I Item 7 of this filing and footnote 4 to the Consolidated Financial Statements.

ASSET QUALITY

The allowance for loan losses was $2.1 million or 1.10% of total loans at December 31, 2002 compared to $2.4 million or 1.14% of total loans at
December 31, 2001. As of December 31, 2002, non-performing loans and performing loans classified as impaired totaled $3.0 million compared to $4.3 million at December 31, 2001. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Management reviews a calculation of the allowance for loan losses on a quarterly basis. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Table 2 of item 7 of this filing contains an allocation of the allowance for loan losses by category. At December 31, 2002, $1.4 million or 67.91% of the allowance is allocated to real estate mortgage loans. Approximately $0.9 million of this allocation is due to historic loss experience and the remaining amount is due to economic factors and an increase in the number of commercial real estate loans added to the bank's internal watch list. The decrease in the allocation to consumer loans is the result of a change in the handling of loans to customers in bankruptcy. During the fourth quarter of 2002 approximately $0.1 million of consumer loans were charged off, despite the existence of collateral. Future payments on these loans will be credited to the allowance account as recoveries.

POTENTIAL PROBLEM LOANS

The bank uses an internal asset classification system as a means of identifying and reporting problem and potential problem loans. All commercial and commercial real loans are graded on a scale of 1 to 7, with 1 being the best credit grade. Loans graded 5, 6, or 7 are classified as "watch", "substandard" and "doubtful", respectively. An asset is classified as substandard if it is inadequately protected by the current net worth and paying capacity of the obligor, or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Once an asset is considered uncollectible and viewed as non-bankable it is charged off as a loss against the allowance account. Assets that do not currently expose the company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weakness that may or may not be within the control of the customer are deemed to be watch loans. The classified loans are reviewed monthly by the directors' loan committee, which must approve all additions and deletions from the classified list.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination. The policy of the Company is to place a loan on non-accrual status if: (a) payment in full of interest and principal is not expected, or (b) principal or interest has been in default for a period of 90 days or more, unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgement enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to current status.

At December 31, 2002 the allowance for loan losses to total non-performing and impaired loans equaled 69.21% compared to 55.76% at December 31, 2001. While the total nonperforming and impaired loans decreased by $1.3 million there was a considerable shift in the make-up of non-performing loans. As a result of increased collection efforts total residential real estate loans either on non-accrual or past due 90 days and still accruing was reduced by $0.8 million to $1.8 million compared to $2.5 million at December 31, 2001. The reduction in non-performing residential real estate loans was offset by an increase in nonperforming commercial and industrial loans of $0.3 million to $0.5 million at December 31, 2002 compared to $0.2 million at December 31, 2001.

DEPOSITS

Total deposits at December 31, 2002 were $263.1 million as compared to $249.6 million at December 31, 2001. Excluding short-term deposits of $18.6 million and $14.4 million made on the final business day of 2002 and 2001, respectively, deposits increased 3.95%. During 2002, the Bank generated more transaction accounts. The average balance of non-interest-bearing checking accounts increased $4.0 million or 15.18% to $30.3 million for the year ended December 31, 2002, the average balance of interest bearing checking accounts increased $4.3 million or 15.09% to $32.7 million and the average balance of savings deposits increased $2.6 million or 5.10% to $53.7 million. These favorable mix shifts to lower cost of funds deposits offset a decrease of $6.0 million or 4.65% in average time deposits from $128.6 million for the year ended December 31, 2001 to $122.6 million in the current year.

SHORT-TERM BORROWINGS

Total short term borrowings increased $7.4 million or 121.03% to $13.5 million compared to $6.1 million at December 31, 2001. This increase is primarily due to an increase in repurchase agreements with business and governmental organizations. The bank's customers use repurchase agreements to invest excess liquidity on a daily basis. During 2002 the Company's $5.7 million term loan was refinanced as a line of credit. However, upon issuance of the trust preferred securities described below, the line of credit was reduced to $0.1 million.

LONG-TERM BORROWINGS

Long-term borrowings decreased $9.5 million to $38.9 million at December 31, 2002 compared to $48.4 million at December 31, 2001. The bank's primary source for long-term borrowings has been, and is expected to continue to be, the Federal Home Loan Bank of Chicago ("FHLB"). Early in 2002, the Bank paid off $6.8 million in FHLB advances. In the fourth quarter of 2002, $3.0 million was borrowed from the FHLB to fund investment purchases. As mentioned above the Company's $5.7 million term bank loan was refinanced as a line of credit.

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES

In December of 2002 the Company capitalized Blackhawk Statutory Trust I for the purpose of issuing $7.0 million in trust preferred capital securities. The Company capitalized the trust and then issued $7.2 million of subordinated debentures to the trust, which in turn issued $7.0 million of capital securities to an outside investor. Management believes that this is an advantageous method of funding the Company's growth strategies. The subordinated debentures do not contain restrictions or covenants typically found in bank financing arrangements. Also, while it qualifies as tier I capital, with certain limitations, it does not dilute the ownership of the existing shareholders. The capital provided was initially used to reduce outstanding bank debt, however, bank debt financing will likely increase to prior levels upon the closing of the pending acquisition of DunC Corp. See footnote 9 to the Consolidated Financial Statements for further discussion of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures.

ASSET/LIABILITY MANAGEMENT

Asset/liability management is the process of identifying, measuring and managing the risk to the Company's earnings and capital resulting from the movements in interest rates. It is the Company's objective to protect earnings and capital while achieving liquidity, profitability and strategic goals.

The Company focuses its measure of interest rate risk on the effect a shift in interest rates would have on earnings rather than on the amount of assets and/or liabilities subject to re-pricing in a given time period. Since not all assets or liabilities move at the same rate and at the same time, a determination must be made as to how each interest earning asset and each interest bearing liability adjusts with each change in the base rate. The Company develops, evaluates and amends its assumptions on an ongoing basis and analyzes its earnings exposure quarterly.

In addition to the effect on earnings, a quarterly evaluation is made to determine the change in the economic value of equity with various changes in interest rates. This determination indicates how much the value of the assets and the value of the liabilities change with a specified change in interest rates. The net difference between the economic values of the assets and liabilities results in an economic value of equity.

LIQUIDITY

Liquidity, as it relates to the subsidiary bank, is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Bank's principal sources of funds are deposits, scheduled amortization and prepayment of loan principal, amortization, prepayment and maturity of investment securities, short-term borrowings and income from operations. Additional sources include purchasing fed funds, sale of securities, sale of loans, borrowing from both the Federal Reserve Bank and Federal Home Loan Bank, and dividends paid by Nevahawk, a wholly owned subsidiary of the Bank.

The liquidity needs of the Company generally consist of payment of dividends to its shareholders, payments of principal and interest on borrowed funds and subordinated debentures, and a limited amount of expenses. The sources of funds to provide this liquidity are issuance of capital stock and dividends from its subsidiary bank. Certain restrictions are imposed upon the Bank, which could limit its ability to pay dividends if it did not have net earnings or adequate capital in the future. The Company maintains adequate liquidity to pay its expenses.

The following table summarizes The Company's significant contractual obligations and other potential funding needs at December 31, 2002 ( in thousands):

                 Time         Long-term      Operating
               Deposits      debt(1)<F1>       Leases          Total
               --------      -----------     ---------         -----
2003           $ 66,224        $ 6,600          $ 50         $ 72,874
2004             28,359         10,400            50           38,809
2005             17,661          7,450            50           25,161
2006              5,395            450            50            5,895
2007              5,602              0            50            5,652
Thereafter            0         21,000             0           21,000
               --------        -------          ----         --------
Total          $123,241        $45,900          $250         $169,391
               --------        -------          ----         --------
               --------        -------          ----         --------

Commitments to extend credit                                 $ 25,596

(1)<F1> Long-term debt includes company-obligated mandatorily redeemable preferred securities.

CAPITAL

Total shareholders equity as of December 31, 2002 was $25.8 million compared to $23.7 million as of December 31, 2001. The increase resulted from the sale of 135,667 shares of company stock under employee and director option plans and the favorable impact of interest rate changes during 2002 on the Bank's available-for-sale security portfolio carried in shareholders' equity as accumulated other comprehensive income. The capital ratios of the Company are in excess of the regulatory requirements. Under guidelines issued by the Federal Reserve Bank, the $7.0 million of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures issued in December 2002 are included in Tier 1 and total capital of the Company at December 31, 2002. The issuance of these securities is the primary driver behind the increase in the Company's capital ratios year over year. Tier I capital as a percent of risk based assets for 2002 is 12.94% compared to a December 31, 2001 ratio of 8.49% and a regulatory requirement of 4.0%. Total capital as a percent of risk based assets for 2002 is 13.94% compared to a December 31, 2001 ratio of 9.61% and a regulatory requirement of 8.0%. The leverage ratio for the Company for 2002 is 8.29% compared to a December 31, 2001 ratio of 5.87% and a 4.0% regulatory requirement.

IMPACT OF INFLATION AND CHANGING PRICES

Unlike most industrial companies, most of the assets and liabilities of the Bank are monetary in nature. Consequently, interest rates have a more significant impact on the Company's performance and results of operations than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the Consumer Price Index. As discussed previously under Asset/Liability Management, the Bank's interest rate exposure in conjunction with the direction of the movement in interest rates, is an important factor in the Company's results of operations. The Company's financial statements are prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars, without giving consideration to changes in the relative purchasing power of money over time due to inflation.

ITEM 7. FINANCIAL STATEMENTS

The required financial statements are attached to Form 10-KSB as Exhibit 99 and herein incorporated by reference.

Following are supplemental data tables of the Company:

TABLE 1
RATE/VOLUME ANALYSIS

The following rate/volume analysis is prepared with non-accruing loans treated on a cash basis in accordance with the Company's practices as described in Note 4 to the Consolidated Financial Statements attached to this report. Tax equivalency is calculated based on an effective combined income tax rate of 34%.

       Average Balance                Average Rate                                                        Interest Earned or Paid
  2002       2001      2000       2002    2001    2000        (Dollars in thousands)                      2002      2001      2000
  ----       ----      ----       ----    ----    ----                                                    ----      ----      ----
                                                       Interest Earning Assets:
$ 71,938   $ 51,536  $ 58,424    4.86%   5.96%   6.38%   Taxable investment securitie                   $ 3,497   $ 3,074   $ 3,725
  20,088     17,992    15,095    6.43%   6.42%   5.33%   Tax-exempt investment securities (1)<F2>         1,292     1,155       805
  92,026     69,528    73,519    5.20%   6.08%   6.16%         Total investments                          4,789     4,229     4,530
 196,903    222,176   204,021    7.44%   8.31%   8.62%   Loans                                           14,659    18,465    17,580
   6,635      1,679       705    2.00%   2.92%   3.83%   Federal funds sold & repurchase agreements         133        49        27
   2,510      1,889     1,962    1.83%   3.65%   7.85%   Interest bearing deposits in banks                  46        69       154

 298,074    295,272   280,207    6.58%   7.73%   7.96% TOTAL EARNING ASSETS                             $19,627   $22,812   $22,291
  -2,529     -3,065    -1,966                            Allowance for loan losses
  10,114     10,017    11,106                            Cash & cash equivalents
  16,780     17,012    17,175                            Other assets

$322,439   $319,236  $306,522                          TOTAL ASSETS

                                                       Interest Bearing Liabilities:
$ 32,736   $ 28,443  $ 18,499    1.04%   2.13%   1.71%   Interest bearing checking accounts             $   342   $   607   $   316
  53,672     51,068    56,749    1.13%   2.20%   1.88%   Savings and money market deposits                  604     1,123     1,066
 122,616    128,596   127,702    4.06%   5.48%   6.23%   Time deposits                                    4,980     7,051     7,952
 209,024    208,107   202,950    2.84%   4.22%   4.60%      Total interest bearing deposits               5,926     8,781     9,334
                                                         Company obligated mandatorily redeemable
     249        -0-       -0-    5.22%                     preferred securities of subsidiary trust          13       -0-       -0-
  15,325     11,439    30,394    1.91%   4.04%   6.38%   Short-term borrowings                              292       462     1,941
  40,327     47,157    20,039    5.34%   5.84%   6.33%   Other borrowings                                 2,152     2,753     1,268

 264,925    266,703   253,383    3.16%   4.50%   4.95% TOTAL INTEREST BEARING LIABILITIES               $ 8,383   $11,996   $12,543

                                 3.42%   3.23%   3.01% INTEREST RATE SPREAD

  30,309     26,315    26,651                            Checking accounts
   2,075      2,531     2,651                            Other liabilities
 297,309    295,549   282,685                          TOTAL LIABILITIES
  25,130     23,687    23,837                          Shareholders' equity

                                                       TOTAL LIABILITIES AND
$322,439   $319,236  $306,522                            SHAREHOLDERS EQUITY

                                 3.77%   3.66%   3.48% NET INTEREST MARGIN/INCOME                       $11,244   $10,816   $ 9,748

TABLE 1
RATE/VOLUME ANALYSIS (CONTINUED)

                                                      2002 Compared to 2001                      2001 Compared to 2000
                                                    Increase (Decrease) due to                Increase (Decrease) due to
                                                           Rate/Volume                                Rate/Volume

                                                                  Rate/                                       Rate/
                                             Rate     Volume      Volume      Net       Rate       Volume     Volume      Net
                                             ----     ------      ------      ---       ----       ------     ------      ---
Interest Earning Assets:
   Taxable investment securities              ($ 569)   $ 1,217   ($ 225)    $ 423     ($ 77)    ($ 586)    $   12     ($ 651)
   Tax-exempt investment securities (1)<F2>        2        135        0       137       164        154         32        350

      Total investments                         (567)     1,351     (225)      560        87       (432)        44       (301)


   Loans                                      (1,924)    (2,100)     219    (3,806)     (624)     1,564        (55)       885
   Federal funds sold & repurchase
     agreements                                  (15)       145      (45)       84        (4)        58         (9)        45
   Interest bearing deposits in banks            (34)        23      (11)      (23)      (87)       (48)        27       (108)

   TOTAL EARNING ASSETS                       (2,541)      (582)     (63)   (3,185)     (628)     1,142          7        521


Interest Bearing Liabilities:
   Interest bearing checking accounts           (310)        92      (47)     (265)       79        170         42        291
   Savings and money market deposits            (548)        57      (28)     (519)      182       (107)       (18)        57
   Time deposits                              (1,828)      (328)      85    (2,071)     (951)        56         (6)      (901)

      Total interest bearing deposits         (2,686)      (179)      10    (2,855)     (690)       119         18       (553)

   Company obligated mandatorily redeemable
      preferred securities of subsidiary trust     0          0       13        13
   Short-term borrowings                        (244)       157      (83)     (170)     (711)    (1,210)       442     (1,479)
   Other borrowings                             (237)      (399)      34      (601)      (98)     1,716       (133)     1,485

TOTAL INTEREST BEARING
  LIABILITIES                                 (3,167)      (421)     (25)   (3,613)   (1,499)       625        327       (547)

NET INTEREST MARGIN                            $ 626     ($ 161)  ($  37)    $ 428     $ 871      $ 517     ($ 320)    $1,068

(1)<F2>Tax exempt investment securities are presented on a tax-equivalent basis.

TABLE 2

   ANALYSIS OF LOAN PORTFOLIO
                                                                2002                       2001                      2000
(Dollars in thousands)                                                % of                       % of                      % of
                                                       Amount         Total        Amount        Total        Amount       Total
                                                       ------         -----        ------        -----        ------       -----
Real estate-mortgage                                  $127,295        68.33%     $136,625        65.33%      $153,033      70.30%
Real estate-construction                                 8,916         4.79%        9,806         4.69%         4,551       2.09%
Real estate-held-for-sale                                2,315         1.24%        2,752         1.31%           739       0.34%
Consumer                                                21,598        11.59%       27,851        13.32%        32,139      14.77%
Commercial                                              28,255        15.17%       34,505        16.50%        31,097      14.29%

Gross loans                                            188,379       101.12%      211,539       101.15%       221,559     101.79%

Allowance for loan loss                                (2,079)        -1.12%       (2,404)       -1.15%        (3,894)     -1.79%

Net loans                                            $186,300        100.00%     $209,135       100.00%      $217,665     100.00%

ALLOCATION OF ALLOWANCE FOR LOAN LOSS BY CATEGORY
                                                                2002                       2001                      2000
                                                                  Percent of                 Percent of                  Percent of
                                                                 Gross Loans                Gross Loans                 Gross Loans
(Dollars in thousands)                                Amount     By Category       Amount   By Category       Amount    By Category
                                                      ------     -----------       ------   -----------       ------    -----------
Real estate-mortgage                                 $ 1,412          67.91%     $    939        39.06%      $  2,717      69.77%
Real estate-construction                                   0           0.00%            0         0.00%             0       0.00%
Consumer                                                 244          11.74%          809        33.65%           568      14.59%
Commercial                                               364          17.51%          656        27.29%           609      15.64%
Unallocated                                               59           2.84%
Total                                                $ 2,079         100.00%     $  2,404       100.00%      $  3,894     100.00%

SUMMARY OF LOAN LOSS EXPERIENCE
                                                                                   December 31,
(Dollars in thousands)                                 2002            2001          2000         1999          1998
                                                       ----            ----          ----         ----          ----
Allowance for loan losses, beginning                 $ 2,404         $ 3,894      $ 1,996       $ 1,915       $ 1,523
Amounts associated with acquisition                        0               0            0             0           452
Amounts associated with sale                               0               0            0            24             0
Amounts charged-off:
   Real estate-mortgage                                   78           2,445          196            94             1
   Consumer                                              542             340          170           314           180
   Commercial                                            769               0           28             0           214
      Total Charge-offs                                1,389           2,785          394           408           395

TABLE 2 (CONTINUED)

                                                                                   December 31,
                                                       2002           2001          2000          1999         1998
                                                       ----            ----          ----         ----          ----
Recoveries on amounts previously charged-off:
   Real estate-mortgage                              $     2         $    30      $     1       $     5       $     0
   Consumer                                               56              43           31            44            13
   Commercial                                              2               0            0             0             7
      Total recoveries                                    60              73           32            49            20
      Net charge-offs                                  1,329           2,712          362           359           375
Provision charged to expense                           1,004           1,222        2,260           464           315
Allowance for loan losses, ending                    $ 2,079         $ 2,404      $ 3,894       $ 1,996       $ 1,915

NON-PERFORMING LOANS AT PERIOD END
Restructured/Impaired loans                          $   418         $ 1,147      $ 2,063       $ 1,984       $ 2,389
Non-accrual                                            2,560           2,808        1,819           565           857
Past due 90 days or more and still accruing               26             356          280           529           240
   Total problem loans                               $ 3,004         $ 4,311      $ 4,162       $ 3,078       $ 3,486

RATIOS
Allowance for loan loss to period-end loans            1.10%           1.14%        1.76%         1.04%         1.08%
Net charge-offs to average loans                       0.67%           1.22%        0.18%         0.20%         0.24%
Recoveries to charge -offs                             4.32%           2.62%        8.12%        12.01%         5.06%
Problem loans to gross loans                           1.59%           2.04%        1.88%         1.60%         1.41%

EFFECT ON INTEREST INCOME OF
NON-ACCRUAL LOANS
Income recognized                                    $    12         $   177       $   74       $    35       $    33
Income that would have been recognized
in accordance with the original loan terms               156             185          178            73            76

TABLE 3

NON-INTEREST INCOME AND EXPENSE
                                         2002                      2001                           2000
(Dollars in thousands)                         % of                        % of                             % of
                                              Average                     Average                          Average
                                  Amount      Assets       Amount         Assets         Amount            Assets
                                  ------      ------       ------         ------         ------            ------
Non-interest expense             $11,271       3.49%       $10,870         3.41%         $10,257            3.35%
Non-interest income                3,006       0.93%         2,826         0.89%           2,385            0.78%

Net non-interest expense         $ 8,265       2.56%       $ 8,044         2.52%         $ 7,872            2.57%

TABLE 4

THREE-YEAR COMPARISON OF AVERAGE BALANCE SHEETS

                                                                    Years Ended December 31,
                                                      2002                    2001                       2000
                                                          Percent of              Percent of                   Percent of
(Dollars in thousands)                         Amount       Total      Amount       Total       Amount           Total
                                               ------       -----      ------       -----       ------           -----
ASSETS:
   Federal funds sold
      and repurchase agreements               $  6,635       2.06%   $  1,679        0.53%     $    705           0.23%
   Interest bearing deposits
        in banks                                 2,510       0.78%      1,889        0.59%        1,962           0.64%
   Taxable investment
       Securities                               71,938      22.31%     51,537       16.14%       58,424          19.07%
   Tax-exempt investment
       Securities                               20,088       6.23%     17,992        5.64%       15,095           4.92%
   Loans, net of unearned
       Income                                  196,903      61.06%    222,176       69.60%      204,021          66.56%

     Total earning assets                      298,074      92.44%    295,273       92.50%      280,207          91.42%

   Cash and due from banks                      10,114       3.14%     10,016        3.14%       11,106           3.62%
   Office buildings and equipment                6,659       2.07%      6,838        2.14%        6,802           2.22%
   Other non-earning assets                      7,592       2.35%      7,108        2.22%        8,407           2.74%

     Total non-earning assets                   24,365       7.56%     23,962        7.50%       26,315           8.58%

TOTAL ASSETS                                  $322,439     100.00%   $319,235      100.00%     $306,522         100.00%

TABLE 4  (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY/CAPITAL
LIABILITIES:                                                    Years Ended December 31,
                                                      2002                    2001                       2000
                                                            % of                     % of                        % of
                                                           Average                  Average                     Average
                                               Amount      Assets      Amount       Assets      Amount          Assets
                                               ------      ------      ------       ------      ------          ------
   Interest bearing checking accounts         $ 32,736      10.15%   $ 28,443        8.91%     $ 18,499           6.04%
   Savings deposits                             53,672      16.65%     51,068       16.00%       56,749          18.51%
   Time deposits                               122,616      38.03%    128,596       40.28%      127,702          41.66%

    Total interest bearing deposits            209,024      64.83%    208,107       65.19%      202,950          66.21%

   Company obligated mandatorily
     redeemable preferred securities
     of subsidiary trust                           249       0.08%        -0-        0.00%          -0-           0.00%
   Short-term borrowings                        15,325       4.75%     11,439        3.58%       30,394           9.90%
   Other borrowings                             40,327      12.51%     47,157       14.78%       20,039           6.54%

    Total interest-bearing liabilities         264,925      82.17%    266,703       83.55%      253,383          82.67%

   Checking accounts                            30,309       9.40%     26,315        8.24%       26,651           8.69%
   Other liabilities                             2,075       0.64%      2,530        0.79%        2,651           0.86%

    Total liabilities                          297,309      92.21%    295,548       92.58%      282,685          92.22%

  Stockholders' Equity/Capital                  25,130       7.79%     23,687        7.42%       23,837           7.78%

TOTAL LIABILITIES AND
STOCKHOLDERS'
EQUITY/CAPITAL                                $322,439     100.00%   $319,235      100.00%     $306,522         100.00%

TABLE 5

INVESTMENT SECURITIES
                                                          December 31,
(Dollars in thousands)                          2002        2001         2000
                                                ----        ----         ----
Available-for-Sale
US Treasury                                   $      0    $      0     $      0
US Government Agency                            36,766      37,459       49,142
Tax-exempt obligations                           3,951         233          556
Other securities                                43,180       4,903        4,370
Total market value of available for sale        83,897      42,595       54,068
securities

Held-to-Maturity
US Treasury                                          0           0            0
US Government Agency                             3,305       4,768        4,253
Tax-exempt obligations                          19,697      18,967       14,277
Total book value of held-to-maturity
securities                                      23,002      23,735       18,530

Total market value of held-to-maturity
securities                                      24,016      24,172       18,530
Total book value of securities                $106,899    $ 66,330     $ 72,598

TABLE 6

MATURITY OF INVESTMENT SECURITIES
                                      Within               After One but          After Five but
                                     One Year            Within Five Years       Within Ten Years        After Ten Years
(Dollars in thousands)         Amount         Yield     Amount       Yield     Amount         Yield    Amount       Yield
                               ------         -----     ------       -----     ------         -----    ------       -----
Available-for-Sale
US Government Agency           $ 5,558        4.24%     $27,635      5.02%     $ 5,265        5.63%    $24,250      5.25%
Tax-exempt obligations               0        0.00%         685      2.59%       3,265        3.46%          0      0.00%
Other securities                 6,933        3.23%       3,861      5.69%       6,445        5.33%          0      0.00%

Total                           12,491        3.68%      32,181      5.05%      14,975        5.03%     24,250      5.25%

Held-to-Maturity
US Government Agency                 0        0.00%           0      0.00%       3,061        5.62%        244      6.49%
Tax-exempt obligations           3,143        4.12%      11,993      4.27%       4,561        4.25%          0      0.00%

Total                            3,143        4.12%      11,993      4.27%       7,622        4.80%        244      6.49%

Grand Total                    $15,634        3.77%     $44,174      4.84%     $22,597        4.95%    $24,494      5.26%

TABLE 7

MATURITY AND INTEREST SENSITIVITY OF LOANS
December 31, 2002
                                                                                               Greater Than
(Dollars in thousands)                 Time Remaining to Maturity                                One Year
                                                After One                                   Fixed       Floating
                                Due Within      But Within     After Five                 Interest      Interest
                                 One Year       Five Years       Years        Total         Rate          Rate
                                 --------       ----------       -----        -----         ----          ----
Real estate-mortgage              $ 4,648         $ 7,501       $38,061     $ 50,210       $10,128       $35,434
Real estate-construction            3,963           4,829            93        8,885           -0-         4,922
Real estate-held for sale           2,315             -0-           -0-        2,315           -0-           -0-
Consumer                            4,067          28,393         1,637       34,097        22,217         7,813
Commercial                         34,459          56,384         2,029       92,872        50,071         8,342

Gross Loans                       $49,452         $97,107       $41,820     $188,379       $82,416       $56,511

TABLE 8

COMPOSITION OF DEPOSITS AND INTEREST RATES PAID
                                                       Years Ended December 31,
                                                 2002                             2001                            2000
                                  Average     Percent of   Average  Average     Percent of  Average   Average   Percent of  Average
(Dollars in thousands)            Balance       Total       Rate    Balance       Total      Rate     Balance      Total      Rate
                                  -------       -----       ----    -------       -----      ----     -------      -----      ----
Non-interest bearing demand
   deposits                       $ 30,309      12.66%         --   $ 26,315      11.23%        --   $ 26,651      11.61%       --
Interest bearing demand deposits    32,736      13.68%      1.04%     28,443      12.13%     2.13%     18,499       8.05%    1.71%
Savings deposits                    53,672      22.43%      1.13%     51,068      21.78%     2.20%     56,749      24.72%    1.88%
Time deposits                      122,616      51.23%      4.06%    128,596      54.86%     5.48%    127,702      55.62%    6.23%

Total                             $239,333     100.00%      2.84%   $234,422     100.00%     4.22%   $229,601     100.00%    4.98%

TABLE 9

INTEREST RATE RISK ANALYSIS
                                                      Time Remaining to Maturity

December 31, 2002             Due Within     Four to      Seven to         After
(Dollars in thousands)         3 months     6 months      12 months      12 months        Total
                               --------     --------      ---------      ---------        -----
Certificates of Deposit
   Less than $100,000           $12,410      $ 9,572       $24,704        $47,683       $ 94,369
   More than $100,000             5,069        7,042         7,427          9,334         28,872

Total                           $17,479      $16,614       $32,131        $57,017       $123,241

TABLE 10

SHORT-TERM BORROWINGS
(Dollars in thousands)
Balance outstanding December 31,             2002          2001         2000
                                             ----          ----         ----
Repurchase agreements                       $13,399       $5,037       $9,323
Fed funds purchased                               0            0            0
FHLB Open line of credit                          0            0            0
Line of Credit                                   55        1,050          550
                                            -------       ------       ------
                                            $13,454       $6,087       $9,873
                                            -------       ------       ------
                                            -------       ------       ------
Weighted rate December 31,
Repurchase agreements                         0.95%        1.25%        4.34%
Fed funds purchased                              --           --           --
FHLB Open line of credit                         --           --           --
Line of Credit                                3.38%        3.93%        7.91%
                                            -------       ------       ------
                                              0.96%        1.71%        4.53%
                                            -------       ------       ------
                                            -------       ------       ------

TABLE 10 (CONTINUED)

(Dollars in thousands)                        2002        2001           2000
                                              ----        ----           ----
Maximum month-end outstanding balance
Repurchase agreement                        $18,131     $12,599        $15,132
Fed funds purchased                           6,395       6,865         10,200
FHLB Open line of credit                          0           0         25,500
Line of Credit                                6,056       1,050            550

(Dollars in thousands)                        2002        2001           2000
                                              ----        ----           ----
Year-to-date average amount outstanding
Repurchase agreements                       $11,924      $8,071        $10,651
Fed funds purchased                             921       1,004          3,793
FHLB Open line of credit                        -0-         697         15,770
Line of Credit                                2,480       1,010            180
                                            -------      ------         ------
                                            $15,325     $10,782        $30,394
                                            -------      ------         ------
                                            -------      ------         ------



Year-to-date average weighted rate            2002        2001           2000
                                              ----        ----           ----
Repurchase agreements                         1.49%       3.92%          5.77%
Fed funds purchased                           1.93%       5.14%          6.74%
FHLB Open line of credit                      0.00%       6.43%          6.69%
Line of Credit                                3.86%       4.94%          7.98%
                                            -------      ------         ------
                                              1.90%       4.29%          6.38%
                                            -------      ------         ------
                                            -------      ------         ------


TABLE 11

INTEREST RATE RISK ANALYSIS
                                                                Two-      Four-       Seven-      Ten-         Over
December 31, 2002                                     One      three       six         nine      twelve        One
(Dollars in thousands)                               Month     months     months      months     months        year        Total
                                                     ----      ------     ------      ------     ------        ----        -----
Federal funds sold and short-term investments       $13,120   $     0     $     0     $    0     $     0      $     0     $13,120
Interest bearing deposits                             8,472         0           0          0           0            0       8,472
Taxable investment securities                         9,077     1,514       3,098      1,614       2,625       65,324      83,252
Tax-exempt investment securities                          0     1,803         815        350         925       19,754      23,647
Federal Home Loan Bank of Chicago stock                   0     4,511           0          0           0            0       4,511
Loans                                                48,887     3,295       6,497      7,890       8,464      113,346     188,379

Total interest-earning assets                       $79,159   $11,123     $10,410     $9,854     $12,014     $198,821    $321,381

TABLE 12

SELECTED EQUITY RATIOS                              2002    2001    Regulatory
                                                    Ratio   Ratio   Requirement
                                                    -----   -----   -----------
Equity as a percent of assets                       7.37%   7.19%        N/A
Core capital as a percent of risk based assets     12.94%   8.49%      4.00%
Total capital as a percent of risk based assets    13.94%   9.61%      8.00%
Leverage ratio                                      8.29%   5.87%      4.00%

TABLE 13

SELECTED FINANCIAL RATIOS
                                                               2002        2001        2000          1999         1998
                                                               ----        ----        ----          ----         ----
Return on average assets                                      0.38%       0.27%       (0.09)%        0.39%        0.87%
Return on average equity                                      4.92%       3.65%       (1.19)%        4.64%        8.33%
Average equity to average assets                              7.79%       7.42%        7.78%         7.43%       10.22%
Dividend payout ratio                                        72.41%     114.58%         n/m        100.18%       53.41%
Interest rate spread                                          3.42%       3.23%        3.01%         3.15%        3.59%
Net interest margin                                           3.77%       3.66%        3.48%         3.64%        4.24%
Net non-interest expense to assets                            2.56%       2.52%        2.57%         2.54%        2.29%
Efficiency ratio                                             81.61%      82.04%       86.23%        81.66%       68.06%
Allowance for loan losses to total loans at end of period     1.10%       1.14%        1.79%         1.04%        1.08%

TABLE 14

LOCATIONS                                         Owned or                                Owned or
Address                                           Leased       Address                    Leased
-------                                           ------       -------                    ------
400 Broad St., Beloit, WI 53511                   Owned        1021 N. State St.,         Owned
                                                               Belvidere, IL 61008
2200 Cranston Rd., Beloit, WI 53511               Owned        121 E. Locust Ave.,        Owned
                                                               Belvidere, IL 61008
1795 Madison Rd., Beloit, WI 53511                Owned        422 Cherry Ave.,           Owned
                                                               Rochelle, IL 61068
5206 Elevator Rd., Roscoe, IL 61073               Leased       307 N. Franklin Dr.,       Owned
                                                               Oregon, IL 61061
2475 N. Perryville Road, Rockford, IL 61107       Owned

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 27, 2002, the Audit Committee of the Board of Directors of Blackhawk Bancorp, Inc. ("the Company") approved a change in auditors. The Board of Directors ratified the Audit Committee's engagement of McGladrey & Pullen, LLP to serve as the Company's independent public accountants and replacement of Wipfli Ullrich Bertelson LLP (Wipfli") as the Company's independent public accountants, effective August 28, 2002.

Wipfli performed audits of the consolidated financial statements for the two years ended December 31, 2001 and 2000. Their reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two years ended December 31, 2001, and from December 31, 2001 through the effective date of the Wipfli termination, there have been no disagreements between the Registrant and Wipfli on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused Wipfli to make reference to the subject matter of such disagreements in connection with this report.

During the two years ended December 31, 2001, and from December 31, 2001 until the effective date of the dismissal of Wipfli, Wipfli did not advise the Registrant of any of the following matters:

1. That the internal controls necessary for the Registrant to develop reliable financial statements did not exist;

2. That information had come to Wipfli's attention that had lead it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

3. That there was a need to expand significantly the scope of the audit of the Registrant, or that information had come to Wipfli's attention that if further investigated: (i) may materially impact the fairness or reliability of either a previously-issued audit report or underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements) or (ii) may cause it to be unwilling to rely on management's representation or be associated with the Registrant's financial statements and that, due to its dismissal, Wipfli did not so expand the scope of its audit or conduct such further investigation;

4. That information had come to Wipfli's attention that it had concluded materially impacted the fairness or reliability of either: (i) a previously-issued audit report or the underlying financial statements or (ii) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), or that, due to its dismissal, there were no such unresolved issues as of the date of its dismissal.

Wipfli has furnished a letter to the SEC dated August 29, 2002, stating that it agrees with the above statements, and is attached hereto as Exhibit 16.1.

During the two years ended December 31, 2001, and from December 31, 2001 through engagement of McGladrey & Pullen, LLP as the Registrant's independent accountant, neither the Registrant nor anyone on its behalf had consulted McGladrey & Pullen, LLP with respect to any accounting or auditing issues involving the Registrant. In particular, there was no discussion with the Registrant regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any related item.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

a) Directors of the registrant. The information that will appear under "Election of Directors" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 21, 2003 is incorporated herein by this reference.

b) Executive  officers  of  the Registrant.   The information presented  in
   Item I of this report is incorporated herein by this reference.

c) Section 16(a) Beneficial Ownership Reporting Compliance. The information that will appear under "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement to be prepared and filed for the Company's Annual Meeting of stockholders to be held on May 21, 2003 is incorporated herein by this reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information that will appear under "Director and Executive Compensation" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 21, 2003 is incorporated herein by this reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information that will appear under "Beneficial Ownership of Securities" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 21, 2003 is incorporated herein by this reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information that will appear under "Certain Transactions with Management and Others" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 21, 2003 is incorporated herein by this reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a) Documents Filed:

1. and 2.   Financial Statements.   See the  following "Index to  Financial
Statements and Financial Statement Schedules" which is incorporated herein by this reference.

3. Exhibits. See "Exhibit Index" which is incorporated herein by this reference.

b) Reports On Form 8-K:
      During the fourth quarter of 2002 the Company filed one report on Form 8-K. An 8-K filed on December 26, 2002 announced the sale of $7 million in floating-rate trust-preferred securities in a private placement.

ITEM 14.  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2003.

                                        Blackhawk Bancorp, Inc.

                                        By /s/ Todd J. James
                                           ------------------------------------

                                        Todd J. James
                                        Executive Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 25, 2003.

Principal Executive Officer and Director:
  Director, President and               /s/ R. Richard Bastian, III
  Chief Executive Officer               ----------------------------------------
                                        R. Richard Bastian, III, President and
                                        Chief Executive Officer

Principal Financial Officer             /s/ Todd J. James
                                        ----------------------------------------
                                        Todd J. James
                                        Executive Vice President,
                                        Treasurer and Chief Financial Officer


Principal Accounting Officer            /s/ Thomas L. Lepinski
                                        ----------------------------------------
                                        Thomas L. Lepinski, C.P.A.,
                                        Principal Accounting Officer

Directors:

                                        /s/ Merritt J. Mott
-----------------------------           ------------------------------
    John B. Clark                           Merritt J. Mott

/s/ Roger G. Bryden                     /s/ Sunil Puri
-----------------------------           ------------------------------
    Roger G. Bryden                         Sunil Puri

                                        /s/ George D. Merchant
-----------------------------           ------------------------------
    Charles Hart                            George D. Merchant

/s/ Kenneth A Hendricks                 /s/Prudence A. Harker
-----------------------------           ------------------------------
    Kenneth A. Hendricks                    Prudence A. Harker


-----------------------------           ------------------------------
    Charles J. Howard                       Dennis M. Conerton

                                 CERTIFICATIONS

I, R. Richard Bastian, III, certify that:

1. I have reviewed this annual report on Form 10-KSB of Blackhawk Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
                                                     /s/ R. Richard Bastian, III
                                                     ---------------------------
                                                         R. Richard Bastian, III
                                                               President and CEO

I, Todd J. James, certify that:

1. I have reviewed this annual report on Form 10-KSB of Blackhawk Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
                                                                /s/Todd J. James
                                                                ----------------
                                                                   Todd J. James
                                                Executive Vice President and CFO

                            Blackhawk Bancorp, Inc.
                                Exhibit Index To
                       2002 Annual Report on Form 10-KSB


Exhibit                              Incorporated Herein         Filed   Page
Number  Description                  By Reference To:            with    No.
------  -----------                  ----------------            ----    ---

3.1     Amended and Restated         Exhibit 3.1 to
        Articles of Incorporation    Amendment No. 1 to
        of Blackhawk Bancorp,        Registration   Statement
        Inc.                         on Form S-1(Reg. No.
                                     33.32351)

3.2     By-Laws of Blackhawk         Exhibit 3.2 to
        Bancorp, Inc., as            Amendment No. 1 to
        amended.                     Registration Statement
                                     on Form S-1

3.3     Amendments to By-Laws        Exhibit 3.3 to 1994 Form
        of Blackhawk Bancorp,        10-KSB dated March 29,
        Inc., as amended.            1995

3.4     Amendments to By-Laws of     Exhibit 3.4 to 1994 Form
        Blackhawk Bancorp, Inc.,     10-KSB dated March 29,
        as amended.                  1995.

4.1     Sections 15 and 19 of        Exhibit 1.2 to Amendment
        Plan of Conversion of        No. 1 to Registration
        Beloit Savings Bank, as      Statement on Form-1 (No.
        amended                      33-32351) filed on March 5,
                                     1990.

10.12   Blackhawk State Bank         Exhibit 10.12 to 1996 Form
        Officer Bonus Plan, as       10-KSB, dated March 28, 1997
        amended *<F3>

10.2    Written description of       Proxy Statement for its
        Plan for Life Insurance      Annual Meeting of
        of Blackhawk State           Stockholders, on May 8,
        Bank *<F3>                   1991, dated April 4, 1991

10.3    Blackhawk Bancorp, Inc.      Exhibit 10.3 to 1990 Form
        Employee Stock Ownership     10-K, dated March 31,
        Plan *<F3>                   1990

10.31   Amendment to Blackhawk       Exhibit 10.31 to 1994
        Bancorp, Inc. Employee       Form 10-KSB, dated March
        Stock Ownership              29, 1995
        Plan *<F3>

10.4    Blackhawk Bancorp, Inc.      Exhibit 10.4 to
        Employee Stock Ownership     Amendment No. 1 to
        Trust *<F3>                  Registration Statement
                                     Form S-1 (No. 33-32351)

10.5    Blackhawk Bancorp, Inc.      Exhibit 10.5 to
        Directors' Stock Option      Amendment No. 1 to
        Plan *<F3>                   Registration Statement
                                     Form S-1 (No. 33-32351)

10.6    Blackhawk Bancorp, Inc.      Exhibit 10.6 to
        Executive Stock Option       Registration Statement
        Plan *<F3>                   Form S-1 (No. 33-32351)

10.7    Form of Severance Payment    Exhibit 10.8 to
        Agreement entered into       Amendment No. 1 to
        between Blackhawk State      Registration Statement
        Bank and Messrs. Calkins,    Form S-1 (No. 33-32351)
        Kelley and Rusch *<F3>

10.71   Form of Severance            Exhibit 10.8 to 1994 Form
        Payment Agreement entered    10-KSB, dated March 29,
        into between Blackhawk       1995
        State Bank and Mr.
        Conerton *<F3>

10.8    Blackhawk Bancorp, Inc.      Exhibit 10.9 to 1994 Form
        Directors' Stock Option      10-KSB, dated March 29,
        Plan *<F3>                   1995

10.9    Blackhawk Bancorp, Inc.      Proxy Statement for its
        Executive Stock Option       Annual Meeting of Stockholders
        Plan*<F3>                    on May 13, 1998, dated April
                                     2, 1998

16.1    Letter on Change in                                      X       38
        Certifying Accountant

21      Subsidiaries of                                          X       39
        Registrant

99      Financial Statements                                     X       40

99.1    Certification Pursuant to                                X       40
        18 U. S. C. Section 1350,
        as Adopted Pursuant to
        Section 906 of the
        Sarbanes-Oxley Act of
        2002

99.2    Certification Pursuant to                                X       41
        18 U. S. C. Section 1350,
        as Adopted Pursuant to
        Section 906 of the
        Sarbanes-Oxley Act of
        2002

*<F3> Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the description of the exhibit.