Form 10QSB
period 2003-03-31
BLACKHAWK BANCORP INC
filed 2003-05-14
CIK 857853

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                        YES    X                            NO
                             -----                             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
          CLASS OF COMMON STOCK                     MAY 12, 2003
          ---------------------                     --------------
          $.01 PAR VALUE                           2,517,131 SHARES

                                          INDEX

                              PART I - FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

ITEM 1.  FINANCIAL STATEMENTS

     Unaudited Consolidated Balance Sheets as of
         March 31, 2003 and December 31, 2002                            4

     Unaudited Consolidated Statements of Income for the
         Three Months Ended March 31, 2003 and 2002                      5

     Unaudited Consolidated Statements of Stockholders'
         Equity for the Three Months Ended March 31, 2003 and 2002       6

     Unaudited Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2003 and 2002                    7-8

     Notes to Unaudited Consolidated Financial Statements             9-11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION                     12-20


ITEM 3.  CONTROLS AND PROCEDURES                                        20


                          PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS                                              21

ITEM 2   CHANGES IN SECURITIES                                          21

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                21

ITEM 4   SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS                                          21

ITEM 5   OTHER INFORMATION                                              21

ITEM 6.  A) EXHIBITS                                                    21

         B) REPORTS ON FORM 8-K                                         21

SIGNATURES                                                              22

CERTIFICATIONS                                                       23-24

INDEX TO EXHIBITS                                                       25

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   2003                 2002
                                                                                ----------           ----------
ASSETS                                                                               (Dollars in thousands)
Cash and due from banks                                                           $ 13,134            $ 12,572
Federal funds sold and securities purchased under agreements to resell               6,000              13,120
Interest-bearing deposits in banks                                                   1,227               8,472
Available-for-sale securities                                                      108,896              83,897
Held to maturity securities, at amortized cost                                      20,712              23,002
Loans, less allowance for loan losses of $2,197 and $2,079
  at March 31, 2003 and December 31, 2002, respectively                            177,478             186,300
Office buildings and equipment, net                                                  6,612               6,770
Intangible assets                                                                    4,489               4,598
Other assets                                                                        16,213              13,646
                                                                                  --------            --------
   Total Assets                                                                   $354,761            $352,377
                                                                                  --------            --------
                                                                                  --------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
   Noninterest-bearing                                                            $ 35,710            $ 35,274
   Interest-bearing                                                                215,679             227,811
                                                                                  --------            --------
       Total deposits                                                              251,389             263,085
Short-term borrowings                                                               22,997              13,454
Long-term borrowings                                                                43,900              38,900
Company Obligated Mandatorily Redeemable Preferred Securities
  of subsidiary trust holding solely subordinated debentures                         7,000               7,000
Other liabilities                                                                    3,729               4,140
                                                                                  --------            --------
       Total Liabilities                                                           329,015             326,579
                                                                                  --------            --------

STOCKHOLDERS' EQUITY:
Preferred stock
   1,000,000 shares, $.01 par value per share
   authorized, none issued or outstanding                                               --                  --
Common stock
   10,000,000 shares, $.01 par value per share authorized,
   shares issued and outstanding: 2,517,131 at March 31, 2003,
   2,507,065 at December 31, 2002                                                       25                  25
Surplus                                                                              8,763               8,698
Retained earnings                                                                   15,959              15,788
Accumulated other comprehensive income                                                 999               1,287
                                                                                  --------            --------
   Total Stockholders' Equity                                                       25,746              25,798
                                                                                  --------            --------
   Total Liabilities and Stockholders' Equity                                     $354,761            $352,377
                                                                                  --------            --------
                                                                                  --------            --------

            See Notes to Unaudited Consolidated Financial Statements

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                          2003                2002
                                                                          ----                ----
INTEREST INCOME:                                                           (Dollars in thousands,
                                                                            except per share data)
   Interest and fees on loans                                             $3,249              $3,908
   Interest and dividends on securities:
       Taxable                                                               927                 691
       Nontaxable                                                            253                 203
   Interest on fed funds sold and securities purchased under
      agreements to resell                                                    41                  33
   Interest on interest-bearing deposits in banks                             10                  27
                                                                          ------              ------
       Total Interest Income                                               4,480               4,862
                                                                          ------              ------
INTEREST EXPENSE:
   Interest on deposits                                                    1,266               1,561
   Interest on short-term borrowings                                          34                  46
   Interest on long-term borrowings                                          505                 564
   Interest on Company Obligated Mandatorily Redeemable
       Preferred Securities                                                   82                  --
                                                                          ------              ------
       Total Interest Expense                                              1,887               2,171
                                                                          ------              ------
   Net Interest Income                                                     2,593               2,691
   Provision for loan losses                                                 222                 139
                                                                          ------              ------
   Net Interest Income After Provision For Loan Losses                     2,371               2,552
                                                                          ------              ------
NONINTEREST INCOME:
   Service charges on deposit accounts                                       337                 349
   Gain on sale of loans                                                     158                  73
   Securities gains, net                                                     329                   4
   Other                                                                     213                 216
                                                                          ------              ------
       Total Noninterest Income                                            1,037                 642
                                                                          ------              ------
NONINTEREST EXPENSES:
   Salaries and employee benefits                                          1,458               1,393
   Occupancy                                                                 189                 188
   Equipment                                                                 230                 220
   Data processing services                                                  196                 199
   Advertising and marketing                                                  63                  72
   Amortization of intangibles                                                79                  76
   Professional fees                                                         185                 179
   Office supplies                                                            63                  56
   Telephone                                                                  75                  72
   Other                                                                     412                 326
                                                                          ------              ------
       Total Noninterest Expenses                                          2,950               2,781
                                                                          ------              ------
Income Before Income Taxes                                                   458                 413
Income Taxes                                                                  60                  96
                                                                          ------              ------
Net Income                                                                $  398              $  317
                                                                          ------              ------
                                                                          ------              ------
Basic Earnings Per Share                                                  $ 0.16              $ 0.13
                                                                          ------              ------
                                                                          ------              ------
Diluted Earnings Per Share                                                $ 0.16              $ 0.13
                                                                          ------              ------
                                                                          ------              ------
Dividends Per Share                                                       $ 0.09              $ 0.09
                                                                          ------              ------
                                                                          ------              ------

            See Notes to Unaudited Consolidated Financial Statements

                         BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2003           2002
                                                      --------       --------
                                                       (Dollars in thousands)
Common Stock:
   Balance at beginning of period                     $    25        $    24
   Stock options exercised                                 --             --
                                                      -------        -------
   Balance at end of period                                25             24
                                                      -------        -------

Surplus:
   Balance at beginning of period                       8,698          7,555
   Stock options exercised                                 65            485
   Sale of treasury stock                                  --             (2)
                                                      -------        -------
   Balance at end of period                             8,763          8,038
                                                      -------        -------

Retained Earnings:
   Balance at beginning of period                      15,788         15,447
   Net income                                             398            317
   Dividends declared on common stock                    (227)          (219)
                                                      -------        -------
   Balance at end of period                            15,959         15,545
                                                      -------        -------

Treasury Stock, at cost:
   Balance at beginning of period                          --            (58)
   Sale of treasury stock                                  --             16
                                                      -------        -------
   Balance at end of period                                --            (42)
                                                      -------        -------

Accumulated other comprehensive income:
   Balance at beginning of period                       1,287            773
   Other comprehensive loss, net of taxes                (288)          (330)
                                                      -------        -------
   Balance at end of period                               999            443
                                                      -------        -------

Total Stockholders' Equity                            $25,746        $24,008
                                                      -------        -------
                                                      -------        -------

            See Notes to Unaudited Consolidated Financial Statements

                         BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    2003                2002
                                                                                  --------            --------
                                                                                     (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $    398            $    317
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                                                       328                 309
   Provision for loan losses                                                           222                 139
   Gain on sale of loans                                                              (158)                (73)
   FHLB stock dividends                                                                (53)                (30)
   Amortization of premiums on securities, net                                         152                  (5)
   Securities gains, net                                                              (329)                 (4)
   Decrease in accrued interest receivable                                             116                  17
   Decrease in accrued interest payable                                                 (3)               (115)
   Increase in other assets                                                         (2,701)                (20)
   Increase (decrease) in other liabilities                                           (221)                174
                                                                                   -------             -------
  Net cash provided by (used in) operations before
   loan originations and sales                                                      (2,249)                709
   Origination of loans for sale                                                    (6,883)             (5,839)
   Proceeds from sale of loans                                                       8,989               8,309
                                                                                   -------             -------
   Net cash provided by (used in) operating activities                                (143)              3,179
                                                                                   -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest-bearing deposits in banks                     7,245                (424)
   Net decrease in federal funds sold and securities
      purchased under agreements to resell                                           7,120              11,642
   Proceeds from sales of available-for-sale securities                             10,884                 507
   Proceeds from maturities and calls of available-for-sale securities               9,032               4,388
   Proceeds from maturities and calls of held-to-maturity securities                 2,274               1,627
   Purchase of available-for-sale securities                                       (45,155)            (17,257)
   Purchase of held-to-maturity securities                                              --              (1,621)
   Net decrease in loans                                                             6,587              10,569
   Proceeds from the sale of office buildings, equipment, and
     other real estate owned                                                           131                  55
   Purchase of office buildings and equipment, net                                     (83)               (120)
                                                                                   -------             -------
   Net cash provided by (used in) investing activities                              (1,965)              9,366
                                                                                   -------             -------

           See Notes to Unaudited Consolidated Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (CONTINUED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    2003               2002
                                                                                  --------           --------
                                                                                    (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits                                                       $(11,696)           $(11,345)
   Dividends paid                                                                     (226)               (213)
   Proceeds from other borrowings                                                    5,000                  --
   Payments on other borrowings                                                         --              (7,011)
   Net increase in short-term borrowings                                             9,543               4,769
   Proceeds from exercise of stock options                                              49                 431
   Sale of treasury stock                                                               --                  14
                                                                                  --------            --------
   Net cash provided by (used in) financing activities                               2,670             (13,355)
                                                                                  --------            --------
   Net increase (decrease) in cash and due from banks                                  562                (810)

CASH AND DUE FROM BANKS:
   Beginning                                                                        12,572              11,746
                                                                                  --------            --------

   Ending                                                                         $ 13,134            $ 10,936
                                                                                  --------            --------
                                                                                  --------            --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                                                   $  1,890            $  2,287
       Income taxes                                                               $     --            $     --

SUPPLEMENTAL SCHEDULES OF NON-CASH INVESTING
   ACTIVITIES:
   Change in accumulated other comprehensive income
     unrealized gains (losses) on available-for-sale securities, net              $   (288)           $   (330)
   Other assets acquired in settlement of loans                                   $     64            $    238

           See Notes to Unaudited Consolidated Financial Statements.

                         BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                      March 31, 2003

Note 1.   General:

          The unaudited consolidated financial statements include the accounts of Blackhawk Bancorp, Inc. and its subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

          The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The more significant policies used by the Company in preparing and presenting its financial statements are stated in the Corporation's Form 10-KSB. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements.

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

          Certain reclassifications have been made to the 2002 historical financial statements to conform to the 2003 presentation.

          Stock-Based Compensation Plan:  At March 31, 2003, the Company had a
          ------------------------------
          stock-based director, key officer and employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The table on the following page illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                   Three Months Ended March 31,
         (Dollars in thousands,
          except per share data)
                                                           2003          2002
                                                            ---           ---
         Net income, as reported                         $  398        $  317
         Deduct total stock-based employee compensation
          expense determined under fair value
          based method for all awards, net of
          related tax effects                               (21)          (18)
                                                         ------        ------


         PRO FORMA NET INCOME                            $  377        $  299
                                                         ------        ------
                                                         ------        ------
         Earnings per share:
           Basic:
             As reported                                 $ 0.16        $ 0.13
             Pro forma                                     0.15          0.13

           Diluted:
             As reported                                   0.16          0.13
             Pro forma                                     0.15          0.12


        In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants: dividend yield of 4 percent; expected price volatility of 25 percent; risk-free interest rates of 4 percent; and expected lives of 10 years.

Note 2.   Allowance for Loan Losses

          A summary of transactions in the allowance for loan losses is as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        (Dollars in thousands)
                                                        2003              2002
                                                        ----              ----
          Balance at beginning of period               $2,079           $2,404
          Provision charged to expense                    222              139
          Loans charged off                               157               51
          Recoveries                                       53               25
                                                       ------           ------
          Balance at end of period                     $2,197           $2,517
                                                       ------           ------
                                                       ------           ------

Note 3.   Earnings Per Share

          Presented below are the calculations for basic and diluted earnings per share:


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                           2003        2002
                                                           ----        ----

          Basic:
          Net income available to common stockholders   $  398,000  $  317,000
                                                        ----------  ----------
                                                        ----------  ----------
          Weighted average shares outstanding            2,514,018   2,384,341
                                                        ----------  ----------
                                                        ----------  ----------
          Basic earnings per share                      $     0.16  $     0.13
                                                        ----------  ----------
                                                        ----------  ----------

          Diluted:
          Net income available to common stockholders   $  398,000  $  317,000
                                                        ----------  ----------
                                                        ----------  ----------
          Weighted average shares outstanding            2,514,018   2,384,341
          Effect of dilutive stock options outstanding       4,721       9,796
                                                        ----------  ----------
          Diluted weighted average shares outstanding    2,518,739   2,394,137
                                                        ----------  ----------
                                                        ----------  ----------
          Diluted earnings per share                    $     0.16  $     0.13
                                                        ----------  ----------
                                                        ----------  ----------

Note 4.   Recent Accounting Developments

          The Financial Accounting Standards Board has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement is not expected to have a material impact on the company's financial statements.

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

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the company's consolidated financial statements and footnotes thereto for the year ended December 31, 2002.

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

                            RESULTS OF OPERATIONS

The company reported net income of $398,000 for the three months ended March 31, 2003, an increase of $81,000 or 25.5% from the $317,000 reported for the same three month period in 2002. Diluted earnings per share were $0.16 for the three months ended March 31, 2003 compared to $0.13 for the same period in 2002 and represents an increase of 23.1% year over year.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the primary source of the company's earnings. All discussions of interest income amounts and rates are on a tax-equivalent basis, which accounts for income earned on loans and securities that are not fully subject to income taxes as if they were fully subject to income taxes. The following table sets forth the company's consolidated average balances of assets, liabilities and shareholders' equity, interest income and expense on related items, and the company's average rate for the three month periods ended March 31, 2003 and 2002. The tax-equivalent yield calculations assume a Federal Tax Rate of 34%:

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES

(yields on a tax-equivalent basis)               Three Months ended March 31, 2003          Three Months ended March 31, 2002
                                                 ---------------------------------          ---------------------------------
                                                Average                      Average       Average                    Average
                                                Balance        Interest       Rate         Balance      Interest        Rate
                                                -------        --------      -------       -------      --------      -------
INTEREST EARNING ASSETS:
  Interest-bearing deposits in banks           $  2,144         $   10        1.89%       $  6,283       $   27         1.74%
  Federal funds sold & securities
    purchased under agreements to
    resell                                        8,543             41        1.95%          8,448           33         1.58%
  Investment securities:
     Taxable investment securities               84,642            927        4.44%         50,381          691         5.56%
     Tax-exempt investment securities            24,978            383        6.22%         19,306          308         6.47%
                                               --------         ------        -----       --------       ------         -----
           Total investment securities          109,620          1,310        4.85%         69,687          999         5.81%
  Loans                                         182,957          3,249        7.20%        203,840        3,909         7.78%
                                               --------         ------        -----       --------       ------         -----

TOTAL EARNING ASSETS                           $303,264         $4,610        6.16%       $288,258       $4,968         6.99%
                                                                ------        -----                      ------         -----
  Allowance for loan losses                     (2,146)                                    (2,519)
  Cash and due from banks                        10,453                                      9,455
  Other assets                                   21,606                                     17,471
                                               --------                                   --------

TOTAL ASSETS                                   $333,177                                   $312,665
                                               --------                                   --------
                                               --------                                   --------

INTEREST BEARING LIABILITIES:
  Interest bearing checking accounts          $  37,974     $       87         .93%      $  31,116   $       84         1.09%
  Savings deposits                               52,577            110         .85%         53,829          164         1.24%
  Time deposits                                 122,800          1,069        3.53%        121,030        1,313         4.40%
                                               --------         ------        -----       --------       ------         -----
      Total interest bearing deposits           213,351          1,266        2.41%        205,975        1,561         3.07%
   Short-term borrowings                         12,448             34        1.11%          9,781           46         1.91%
   Long-term borrowings                          40,844            505        5.01%         42,388          564         5.40%
   Trust Preferred Securities                     7,000             82        4.75%            -0-          -0-          -0-%
                                               --------         ------        -----       --------       ------         -----

TOTAL INTEREST-BEARING LIABILITIES             $273,643         $1,887        2.80%       $258,144       $2,171         3.41%
                                                                ------        -----                      ------         -----

NET INTEREST SPREAD                                                           3.37%                                     3.58%
                                                                              -----                                     -----
                                                                              -----                                     -----



  Noninterest bearing deposits                   31,789                                     28,235
  Other liabilities                               1,878                                      2,259
                                               --------                                   --------
  Total liabilities                             307,310                                    288,638
  Stockholders' equity                           25,867                                     24,027
                                               --------                                   --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $333,177                                   $312,665
                                               --------                                   --------
                                               --------                                   --------

NET INTEREST MARGIN                                             $2,723        3.64%                      $2,797         3.94%
                                                                ------        -----                      ------         -----
                                                                ------        -----                      ------         -----

Net interest income decreased by $74,000, or 2.6%, to $2,723,000 for the quarter ended March 31, 2003, compared to $2,797,000 for the comparable period in 2002. The net interest margin, which is the tax equivalent net interest income divided by average interest earning assets was 3.64% for the three months ended March 31, 2003 compared to 3.94% for the same period in 2002. The 30 basis point decrease in net interest margin is primarily due to shifts in the Company's earning asset mix and the impact of the sustained low interest rate environment.

For the three months ended March 31, 2003, total interest income decreased by $358,000, or 7.2%, to $4,610,000 compared to $4,968,000 for the same period in
2002.  The yield on  average earning assets decreased  83 basis points to  6.16%
for the first quarter of 2003, compared to 6.99% for the same period in 2002. The decreases in interest income and the yield on earning assets is the result the shift in the Bank's earning assets from loans to investment securities and the sustained lower market interest rates, which are at 40-year lows. Average loans decreased $20,883,000 or 10.2% to $182,957,000 for the quarter ended March 31, 2003 compared to $203,840,000 for the same period in 2002. Average investment securities increased $39,933,000 or 57.3% to $109,620,000 for the three months ended March 31, 2003 compared to $69,687,000 for the first quarter of 2002. The decrease in interest income due to shifts in the asset mix and the low interest rate environment were partially offset by a $15,006,000 or 5.2% increase in average earning assets.

Interest and fees on loans decreased 16.9% to $3,249,000 for the three months ended March 31, 2003 compared to $3,909,000 for the same period of 2002. This decrease was the result of a $20,833,000 or 10.2% decrease in average loans outstanding and a 58 basis point decrease in yield on the portfolio. Of the $20,833,000 decrease in average total loans, $14,886,000 was in the 1-4 family residential real estate loans and $5,249,000 was in the direct and indirect consumer loan categories. These decreases reflect the refinancing activity due to interest rates reaching 40- year lows, as consumers re-finance their existing mortgages and use equity in their homes to consolidate other debt into secondary market loan products. The lower yield on average loans reflects the overall lower interest rate environment and competitive pricing pressure for quality credit customers.

Interest income on taxable securities increased by $236,000 or 34.2% in the first quarter of 2003 to $927,000 compared to $691,000 for the same period in 2002. Average balances of taxable investment securities increased 68.0% to $84,642,000 for the quarter ended March 31, 2003 compared to $50,381,000 for the same period in the prior year. However, the yield on average taxable investment securities decreased 112 basis points to 4.44% for the first quarter of 2003 compared to 5.56% for the first quarter of 2002. Tax exempt investment securities increased $5,672,000, or 29.4% to an average balance of $24,978,000 for the three months ended March 31, 2003 compared to $19,306,000 for the same period in 2002, while the yield decreased 25 basis points to 6.22%.

Interest from fed funds sold and securities purchased under agreements to resell increased to $41,000 for the three month period ended March 31, 2003, compared to $33,000 during the same periods in 2002. The increase reflects an increased use of securities purchased under agreements to resell as a short-term investment vehicle, which achieves a higher yield than fed funds, in 2003 compared to 2002.

Total interest expense decreased by $284,000, or 13.1%, to $1,887,000 for the three months ended March 31, 2003 compared to $2,171,000 for the same period in 2002. The decrease in total interest expense is primarily the result of the aforementioned lower market interest rate environment. The decrease from the lower rate environment was partially offset by a $15,499,000 or 6.0% increase in total interest-bearing liabilities.

Interest paid on deposits decreased $295,000, or 18.9% to $1,266,000 during the three months ended March 31, 2003 compared to $1,561,000 for the same period in 2002. The decrease in interest paid on deposits, which was due to the overall lower interest rate environment, was partially offset by a $7,376,000 or 3.6% increase in total interest-bearing deposits. The majority of the interest-bearing deposit growth was in interest-bearing checking accounts, which increased $6,858,000 or 22.0% for the first quarter of 2003 to $37,974,000 compared to $31,116,000 for the same period in 2002. The average balance of noninterest-bearing demand deposits increased by 12.6% or $3,554,000 to $31,789,000 for the three months ended March 31, 2003 compared to $28,235,000 for the first quarter of 2002.

Interest on short-term borrowings decreased $12,000 to $34,000 for the three months ended March 31, 2003 compared to $46,000 for the same period in 2002. This decrease is the result of lower market rates paid on short-term borrowings. The decrease due to lower rates was partially offset by a $2,667,000 or 27.3% increase in the average balance of short-term borrowings.

Interest expense on long-term borrowings decreased $59,000 to $505,000 for the three month period ended March 31, 2003 compared to $564,000 for the first three months of 2002. The decrease is the result of a 39 basis point decrease in the average rate to 5.01% for the first quarter of 2003 compared to 5.40% for the first quarter of 2002 and a $1,544,000 or 3.6% decrease in the average balance comparing the same two periods. The decrease in the average balance of long-term borrowings is due to a reduced usage of bank debt as a result of the issuance of $7,000,000 in trust preferred securities in December 2002. The decrease in the usage of bank debt was partially offset by increases in Federal Home Loan Bank Advances.

Interest expense of trust preferred securities was $82,000 for the first quarter of 2003 compared to none in the first quarter of 2002. In December of 2002 the Company issued $7,000,000 of trust preferred securities through a special purpose statutory trust. The proceeds from these securities were used to reduce reliance on bank debt.

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

The provision was $222,000 in the first quarter of 2003, an increase of $83,000 or 59.7% from the $139,000 in the first quarter of 2002.

Activity in the allowance for loan losses is detailed in note 2 to the unaudited consolidated financial statements. Charge-offs, net of recoveries for the first quarter of 2003 increased by $78,000 or 300.0% to $104,000 compared to $26,000 for the first quarter of 2002.

The increases in the provision and a decrease in the loan portfolio, partially offset by higher net charge-offs have resulted in an increase in the ratio of the allowance to total loans to 1.22% at March 31, 2003 compared to 1.10% at December 31, 2002.

NONINTEREST INCOME

Total noninterest income increased $395,000, or 61.5%, to $1,037,000 for the three months ended March 31, 2003 compared to $642,000 for the same period in 2002 primarily as the result of increases in security gains recognized and an increase in gains on the sale of mortgage loans sold to the secondary market.

Service charges on deposit accounts were $337,000 for the quarter ended March 31, 2003 compared to $349,000 for the first quarter of 2002. The decrease reflects a lower volume of overdraft fees assessed.

Gain on the sale of mortgage loans increased $85,000 or 116.4% to $158,000 for the first quarter of 2003 compared to the $73,000 of gains recognized during the first quarter of 2002. In the first quarter of 2003, $8,989,000 of mortgage loans were sold to the secondary market compared to $8,309,000 for the same period in 2002. The average gain in 2003 was 1.76% compared to an average gain of .88% on the loans sold in the first quarter of 2002. The higher margins realized on the sale of loans is due to a change in investors buying the loans, more consistent pricing practices and closer management of the delivery commitments.

The Company recognized $329,000 of securities gains in the first quarter of 2003 compared to $4,000 in the first quarter of 2002. Due to available liquidity from increased deposits and reductions in the loan portfolio, $10,884,000 of investment securities that would have matured or been called in the next 12 to 18 months were sold and the proceeds invested in longer term securities.

Other noninterest income decreased $3,000 or 1.4% for the three months ended March 31, 2003. Increase in cash surrender value of life insurance increased by $68,000 quarter over quarter, but was offset by decreases in foreign ATM fees from the closure of the Wal-Mart branch in October 2002, higher mortgage servicing rights amortization and a decrease in the volume of credit life and A&H insurance sold.

NONINTEREST EXPENSES

Total noninterest expense increased $169,000, or 6.1%, to $2,950,000 for the three months ended March 31, 2003 compared to $2,781,000 for the same period in 2002. The increase includes a $65,000 or 5% increase in salary and employee benefits to $1,458,000 for the first quarter of 2003 compared to $1,393,000 for the first quarter of 2002. This increase is partially due to the expansion of health benefits to certain part-time employees.

Other expenses increased $86,000 or 26.4% to $412,000 for the three months ended March 31, 2003 compared to $326,000 for the same period a year ago. This increase includes $56,000 related to a sales and use tax audit covering the period from 1998 through 2002 and higher costs related to the Company's courier service and loan collection costs.

Income taxes decreased $36,000, or 37.5%, to $60,000 for the three months ended March 31, 2003 from $96,000 for the same period in 2002. The decline in effective tax rate to 13.1% for the three month period ended March 31, 2003 from 23.2% for the same period of 2002 is reflective of greater tax efficiency brought about by an increase in non-taxable interest from the municipal bond portfolio, an increase in non-taxable life insurance cash surrender value build-up and security gains recognized by the Bank's investment subsidiary that are not taxable for state income tax purposes.

                             BALANCE SHEET ANALYSIS

OVERVIEW

Total assets increased to $354,761,000 at March 31, 2003 compared to $352,377,000 at December 31, 2002, an increase of .7%. The December 31, 2002 balance sheet included short-term year-end deposits of $18,600,000, which were invested in federal funds sold and interest bearing deposits in banks at December 31, 2002. Excluding these deposits, total assets increased 6.3% from December 31, 2002 to March 31, 2003. While total assets excluding the short-term year-end deposits increased by $20,984,000, there was a considerable shift in balances from loans to investment securities. Securities available for sale increased by $24,999,000, while loans, net of allowance for loan losses, decreased by $8,822,000.

LOANS

Net loans  decreased $8,822,000,  or 4.7%,  to $177,478,000  on March  31,  2003
compared to $186,300,000 on December 31, 2002. The composition of loans is shown in the following table:

                                                                       As a % of Total Loans
                            March 31,   December 31,   Change in     March 31,   December 31,
                              2003           2002       Balance        2003          2002
                            ---------   ------------   ---------     ---------   ------------
                                (Dollars in millions)
Residential Real Estate       $68.1         $71.8       ($3.7)         37.9%        38.1%
Commercial Real Estate        $33.8         $32.7        $1.1          18.8%        17.4%
Construction and Land
   Development                 $6.3          $6.4       ($0.1)          3.5%         3.4%
Commercial                    $50.0         $54.6       ($4.6)         27.8%        29.0%
Consumer                      $20.9         $22.3       ($1.4)         11.6%        11.8%
Other                          $0.6          $0.6        $0.0           0.4%         0.3%

The historically low interest rate environment has led to substantial prepayments on the company's 1-4 family residential real estate portfolio. Also, the economic conditions in the company's primary markets have adversely affected loan demand leading to decreases in all categories of loans outstanding, except for commercial real estate. In addition, the company's focus on relationship banking has resulted in the subsidiary bank not pursuing certain "transactions" that may have resulted in increased loan balances, but offered no opportunity to form other relationships with the client.

NON-PERFORMING LOANS

Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments.

The following summarizes information concerning non-performing loans:

                                                       MARCH 31,    DECEMBER 31,
          (Dollars in thousands)                         2003           2002
                                                       --------     ------------

          Non-accruing loans                            $ 3,028         $2,560
          Past due 90 days or more and still accruing        10             26
                                                         ------         ------
          Total non-performing loans                     $3,038         $2,586
                                                         ------         ------
                                                         ------         ------
          Restructured loans performing in accordance
          with modified terms                            $  400         $  418


ASSET QUALITY

The allowance for loan losses was $2,197,000 or 1.22% of total loans at March 31, 2003 compared to $2,079,000 or 1.10% of total loans at December 31, 2002. As of March 31, 2003, non-performing loans and restructured loans performing in accordance with modified terms (restructured loans) totaled $3,438,000 compared to $3,004,000 at December 31, 2002. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Management reviews a calculation of the allowance for loan losses on a quarterly basis. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

At March 31, 2003 the allowance for loan losses to total non-performing and restructured loans equaled 63.9% compared to 69.2% at December 31, 2002. Total nonperforming and restructured loans increased by $434,000 primarily due to increases in non-accrual single family first mortgage loans and consumer loans. Non-accrual first mortgage loans and consumer loans were $1,932,000 and $358,000 at March 31, 2003 compared to $1,661,000 and $206,000 at December 31, 2002, respectively.

SHORT-TERM INVESTMENTS

Fed funds sold and securities purchased under agreements to resell decreased $7,120,000 to $6,000,000 at March 31, 2003 compared to $13,120,000 at December
31,  2002.  The  decrease  reflects  the  liquidation  of  short-term   year-end
investments on January 2, 2003 associated with the December 31, 2002 year-end deposits of $18,600,000 referred to above.

Interest-bearing deposits in banks decreased $7,245,000 to $1,227,000 at March 31, 2003 compared to $8,472,000 at December 31, 2002. The decrease reflects the liquidation of $7,000,000 in short-term year-end investments at the Federal home Loan Bank of Chicago on January 2, 2003 associated with the December 31, 2002 year-end deposits of $18,600,000 referred to above.

INVESTMENT SECURITIES

Securities available for sale increased $24,999,000, or 29.8%, to $108,896,000 at March 31, 2003 compared to $83,897,000 at December 31, 2002. The increase in investments in securities available for sale resulted from the redeployment of cash flows from the decrease in loans, investment of funds from increased deposits, net of the year end short-term deposits, and the purchase of $5,400,000 in securities during the first quarter of 2003 that were funded with Federal Home Loan Bank advances. Securities held to maturity decreased $2,290,000 or 10.0% to $20,712,000 at March 31, 2003 from $23,002,000 at
December 31, 2002 as a result of securities maturing.

DEPOSITS

Total deposits decreased $11,696,000 to $251,389,000 at March 31, 2003 compared to $263,085,000 at December 31, 2002. As noted above, the Company's December 31, 2002 financial statements reflect short-term year-end deposits of $18,600,000. Excluding the short-term year-end deposits, total deposits increased 2.8% from December 31, 2002. Excluding the short-term year-end deposits, non-interest bearing deposits increased by $436,000 and interest bearing deposits increased by $6,468,000 at March 31, 2003 compared to December 31, 2002.

BORROWINGS

Short-term borrowings increased $9,543,000 to $22,997,000 at March 31, 2003 from $13,454,000 at year-end. The increase is due to purchasing $14,901,000 of fed funds at March 31, 2003 offset by lower outstanding balances of repurchase agreements with commercial customers, which decreased by $5,358,000 since December 31, 2002. Long-term borrowings consist of term advances from the Federal Home Loan Bank ("FHLB") and were $43,900,000 at March 31, 2003 compared to $38,900,000 at December 31, 2002. The increase reflects an additional $5,000,000 in FHLB advances invested into investment securities in the first quarter of 2003.

SHAREHOLDERS' EQUITY

Total shareholders' equity decreased $52,000 to $25,746,000 at March 31, 2003 compared to $25,798,000 at December 31, 2002. During the first three months of 2003 surplus increased by $65,000 from the sale of stock for options exercised. Accumulated other comprehensive income which is the adjustment of securities available for sale to market value, net of tax, decreased $288,000 to $999,000 at March 31, 2003 from $1,287,000 at December 31, 2002. The decrease reflects a reduction for the securities gains of $329,000 realized in the first quarter of 2003. In addition the company declared a dividend of $0.09 per share on common stock, which totaled $227,000.

The Company is subject to certain regulatory capital requirements and continues to remain in compliance with the requirements. The following table shows the company's capital ratios and regulatory requirements.

                                            MARCH 31, DECEMBER 31,   REGULATORY
                                              2003        2002      REQUIREMENTS
                                            --------  ------------ -------------
   Total Capital (To Risk-Weighted Assets)    14.4%       13.9%        8.0%

   Tier I Capital (To Risk-Weighted Assets)   13.3%       12.9%        4.0%

   Tier I Capital (To Average Assets)          8.4%        8.3%        4.0%

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

The following table summarizes The Company's significant contractual obligations and other potential funding needs at March 31, 2003 (in thousands):

                     Time         Long-term      Operating
                   Deposits        debt(1)<F1>     Leases        Total
                   ---------      ---------      ---------       -----
2004               $ 69,331  $      10,000           $ 50      $ 79,381
2005                 29,986         16,250             50        46,286
2006                 11,820          1,950             50        13,820
2007                  6,029          1,450             50         7,529
2008                  5,297          4,250             38         9,585
Thereafter                0         17,000              0        17,000
                   --------        -------           ----      --------
Total              $122,463        $50,900           $238      $173,601
                   --------        -------           ----      --------
                   --------        -------           ----      --------

Commitments to extend credit                                   $ 30,534

(1) <F1> Long-term debt includes company-obligated mandatorily redeemable preferred securities.

OFF BALANCE SHEET ITEMS AND CONTINGENCIES

Off-balance sheet items consist of commitments to originate mortgage loans, unused lines of credit and standby letters of credit totaling approximately $30,534,000 as of March 31, 2003. This compares to $30,939,000 at December 31, 2002. The Company's commitments to originate mortgage loans are on a best effort basis; therefore there are no contingent liabilities associated with them. The Bank has historically funded off-balance sheet commitments with its primary sources of funds and management anticipates that this will continue.

On August 18, 2000, the Bank filed a lawsuit in Waukesha County, Wisconsin, against Fiserv, Inc., a former data processing services provider, for breach of contract. The Bank was seeking to recover damages sustained due to a processing error in which approximately $500,000 was improperly charged to the Bank's check clearing account at the FHLB of Chicago. On February 14, 2003, a jury delivered a verdict that Fiserv, Inc. did not breach its contract with the Bank. Fiserv, Inc. has filed a counterclaim seeking approximately $380,000 in reimbursement of legal fees. On May 12, 2003 the judge denied Fiserv's motion for reimbursement of legal fees.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          None.

ITEM 2    CHANGES IN SECURITIES

          None.


ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5    OTHER INFORMATION

          None.

ITEM 6.   A) EXHIBITS

          See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

          B) REPORTS ON FORM 8-K

          There were two reports on Form 8-K filed during the first quarter of 2003.

          A report dated February 21 2003 announced 2002 earnings and provided details of the outcome of the Bank's litigation against Fiserv, Inc.

          A report dated March 17, 2003 announced that the Company had entered into an Agreement and Plan of Merger with DunC Corp. and First Bank,bc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Blackhawk Bancorp, Inc.
                           ----------------------------------------------------
                           (Registrant)

Date:  May 12, 2003        /s/ R. Richard Bastian, III
                           ----------------------------------------------------
                           R. Richard Bastian, III
                           President and Chief Executive Officer

                           /s/ Todd J. James
                           ----------------------------------------------------
                           Todd J. James
                           Executive Vice President and Chief Financial Officer

                           /s/ Thomas L. Lepinski
                           ----------------------------------------------------
                           Thomas L. Lepinski, CPA
                           Principal Accounting Officer

                                SECTION 302 CERTIFICATION

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

                                                  /s/ R. Richard Bastian, III
                                                  ------------------------------
                                                  R. Richard Bastian, III
                                                  President and CEO

                             SECTION 302 CERTIFICATION

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

                                           /s/Todd J. James
                                           -------------------------------
                                           Todd J. James
                                           Executive Vice President and CFO

                        BLACKHAWK BANCORP, INC.

                           INDEX TO EXHIBITS

                                               Incorporated              Filed
Exhibit                                        Herein By                 Here-
Number       Description                       Reference To:             with
------       -----------                       ------------              ----

2.1          Agreement and Plan of Merger,
             dated as of March 17, 2003 by
             and among Blackhawk Bancorp,
             Inc., DUNC Merger Corporation,
             And DUNC Corp.                                                X

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

4.2          By-laws of Regis-                 Exhibit 3.2 to
             trant as amended                  Amendment No. 1 to
                                               Registrant's
                                               Registration
                                               Statement on Form
                                               S-1 (Reg. No.
                                               33-32351)

99.1         Certification Pursuant to 18
             U. S. C. Section 1350, as
             Adopted Pursuant to Section
             906 of the Sarbanes-Oxley
             Act of 2002                                                   X

99.2         Certification Pursuant to 18
             U. S. C. Section 1350, as
             Adopted Pursuant to Section
             906 of the Sarbanes-Oxley
             Act of 2002                                                   X