Form 10QSB
period 2003-06-30
BLACKHAWK BANCORP INC
filed 2003-08-13
CIK 857853

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                        YES    X                            NO
                             -----                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
         Class of Common Stock                      August 5, 2003
         ---------------------                      --------------
         $.01 par value                             2,518,131 shares

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

ITEM 1.  FINANCIAL STATEMENTS

     Unaudited Consolidated Balance Sheets as of
           June 30, 2003 and December 31, 2002                           4

     Unaudited Consolidated Statements of Income for the
           Three Months Ended June 30, 2003 and 2002                     5

     Unaudited Consolidated Statements of Income for the
           Six Months Ended June 30, 2003 and 2002                       6

     Unaudited Consolidated Statements of Stockholders'
           Equity for the Six Months Ended June 30, 2003 and 2002        7

     Unaudited Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2003 and 2002                     8-9

     Notes to Unaudited Consolidated Financial Statements            10-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION                        15-26

ITEM 3.  CONTROLS AND PROCEDURES                                        26

                          PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS                                           27

ITEM 2      CHANGES IN SECURITIES                                       27

ITEM 3      DEFAULTS UPON SENIOR SECURITIES                             27

ITEM 4      SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                       27

ITEM 5      OTHER INFORMATION                                           28

ITEM 6.  A) EXHIBITS                                                    28

         B) REPORTS ON FORM 8-K                                         28

SIGNATURES                                                              29

INDEX TO EXHIBITS                                                       30


                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         2003                2002
                                                                                     ------------        ------------
ASSETS                                                                                    (Dollars in thousands)
------
Cash and due from banks                                                                $ 12,166            $ 12,572
Federal funds sold and securities purchased under agreements to resell                       --              13,120
Interest-bearing deposits in banks                                                        1,922               8,472
Available-for-sale securities                                                           102,013              83,897
Held to maturity securities, at amortized cost                                           19,399              23,002
Loans, less allowance for loan losses of $2,342 and $2,079
  at June 30, 2003 and December 31, 2002, respectively                                  183,539             186,300
Office buildings and equipment, net                                                       6,511               6,770
Intangible assets                                                                         4,388               4,598
Other assets                                                                             13,595              13,646
                                                                                       --------            --------
   Total Assets                                                                        $343,533            $352,377
                                                                                       --------            --------
                                                                                       --------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
   Noninterest-bearing                                                                 $ 33,120            $ 35,274
   Interest-bearing                                                                     215,772             227,811
                                                                                       --------            --------
   Total deposits                                                                       248,892             263,085
Short-term borrowings                                                                    11,990              13,454
Long-term borrowings                                                                     46,600              38,900
Company Obligated Mandatorily Redeemable Preferred Securities
  of subsidiary trust holding solely subordinated debentures                              7,000               7,000
Other liabilities                                                                         2,909               4,140
                                                                                       --------            --------
   Total Liabilities                                                                    317,391             326,579
                                                                                       --------            --------

STOCKHOLDERS' EQUITY:
Preferred stock
   1,000,000 shares, $.01 par value per share
   authorized, none issued or outstanding                                                    --                  --
Common stock
   10,000,000 shares, $.01 par value per share authorized,
   shares issued and outstanding: 2,518,131 at June 30, 2003, 2,507,065
   at December 31, 2002                                                                      25                  25
Surplus                                                                                   8,773               8,698
Retained earnings                                                                        16,062              15,788
Accumulated other comprehensive income                                                    1,282               1,287
                                                                                       --------            --------
   Total Stockholders' Equity                                                            26,142              25,798
                                                                                       --------            --------
   Total Liabilities and Stockholders' Equity                                          $343,533            $352,377
                                                                                       --------            --------
                                                                                       --------            --------

            See Notes to Unaudited Consolidated Financial Statements

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                          2003                2002
                                                                          ----                ----
INTEREST INCOME:                                                           (Dollars in thousands,
                                                                           except per share data)
   Interest and fees on loans                                             $3,019              $3,673
   Interest and dividends on securities:
       Taxable                                                               929                 926
       Nontaxable                                                            282                 209
   Interest on fed funds sold and securities purchased under
      agreements to resell                                                     7                  17
   Interest on interest-bearing deposits in banks                              8                   7
                                                                          ------              ------
       Total Interest Income                                               4,245               4,832
                                                                          ------              ------

INTEREST EXPENSE:
   Interest on deposits                                                    1,230               1,547
   Interest on short-term borrowings                                          41                  49
   Interest on long-term borrowings                                          530                 555
   Interest on Company Obligated Mandatorily Redeemable
       Preferred Securities                                                   82                  --
                                                                          ------              ------
       Total Interest Expense                                              1,883               2,151
                                                                          ------              ------
   Net Interest Income                                                     2,362               2,681
   Provision for loan losses                                                 142                 122
                                                                          ------              ------
   Net Interest Income after Provision for Loan Losses                     2,220               2,559
                                                                          ------              ------

NONINTEREST INCOME:
   Service charges on deposit accounts                                       363                 396
   Gain on sale of loans                                                     141                  54
   Securities gains, net                                                      95                 225
   Other                                                                     281                 195
                                                                          ------              ------
       Total Noninterest Income                                              880                 870
                                                                          ------              ------
NONINTEREST EXPENSES:
   Salaries and employee benefits                                          1,360               1,338
   Occupancy                                                                 179                 261
   Equipment                                                                 231                 208
   Data processing services                                                  203                 188
   Advertising and marketing                                                 143                  91
   Amortization of intangibles                                                79                  78
   Professional fees                                                         116                 117
   Office supplies                                                            55                  69
   Telephone                                                                  79                  79
   Transportation and postage                                                112                  92
   Other                                                                     212                 318
                                                                          ------              ------
       Total Noninterest Expenses                                          2,769               2,839
                                                                          ------              ------
Income before Income Taxes                                                   331                 590
Income Taxes                                                                   1                 160
                                                                          ------              ------
Net Income                                                                $  330              $  430
                                                                          ------              ------
                                                                          ------              ------
Basic Earnings Per Share                                                  $ 0.13              $ 0.17
                                                                          ------              ------
                                                                          ------              ------

Diluted Earnings per Share                                                $ 0.13              $ 0.17
                                                                          ------              ------
                                                                          ------              ------
Dividends Per Share                                                       $ 0.09              $ 0.09
                                                                          ------              ------
                                                                          ------              ------

            See Notes to Unaudited Consolidated Financial Statements

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          2003                2002
                                                                          ----                ----
INTEREST INCOME:                                                           (Dollars in thousands,
                                                                           except per share data)

   Interest and fees on loans                                             $6,267              $7,581
   Interest and dividends on securities:
       Taxable                                                             1,857               1,612
       Nontaxable                                                            535                 417
   Interest on fed funds sold and securities purchased under
      agreements to resell                                                    49                  50
   Interest on interest-bearing deposits in banks                             18                  34
                                                                          ------              ------
       Total Interest Income                                               8,726               9,694
                                                                          ------              ------

INTEREST EXPENSE:
   Interest on deposits                                                    2,496               3,108
   Interest on short-term borrowings                                          76                  95
   Interest on long-term borrowings                                        1,035               1,119
   Interest on Company Obligated Mandatorily Redeemable
       Preferred Securities                                                  163                  --
                                                                          ------              ------
       Total Interest Expense                                              3,770               4,322
                                                                          ------              ------
   Net Interest Income                                                     4,956               5,372
   Provision for loan losses                                                 365                 261
                                                                          ------              ------
   Net Interest Income after Provision for Loan Losses                     4,591               5,111
                                                                          ------              ------

NONINTEREST INCOME:
   Service charges on deposit accounts                                       700                 745
   Gain on sale of loans                                                     301                 127
   Securities gains, net                                                     424                 229
   Other                                                                     492                 411
                                                                          ------              ------
       Total Noninterest Income                                            1,917               1,512
                                                                          ------              ------
NONINTEREST EXPENSES:
   Salaries and employee benefits                                          2,818               2,731
   Occupancy                                                                 369                 449
   Equipment                                                                 461                 428
   Data processing services                                                  399                 387
   Advertising and marketing                                                 207                 163
   Amortization of intangibles                                               159                 154
   Professional fees                                                         302                 296
   Office supplies                                                           117                 125
   Telephone                                                                 153                 151
   Transportation and postage                                                212                 182
   Other                                                                     523                 554
                                                                          ------              ------
       Total Noninterest Expenses                                          5,720               5,620
                                                                          ------              ------
Income before Income Taxes                                                   788               1,003
Income Taxes                                                                  61                 256
                                                                          ------              ------
Net Income                                                                $  727              $  747
                                                                          ------              ------
                                                                          ------              ------
Basic Earnings Per Share                                                  $ 0.29              $ 0.31
                                                                          ------              ------
                                                                          ------              ------

Diluted Earnings per Share                                                $ 0.29              $ 0.31
                                                                          ------              ------
                                                                          ------              ------
Dividends Per Share                                                       $ 0.18              $ 0.18
                                                                          ------              ------
                                                                          ------              ------

            See Notes to Unaudited Consolidated Financial Statements

                         BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          2003                2002
                                                                          ----                ----
                                                                           (Dollars in thousands)
Common Stock:
   Balance at beginning of period                                        $    25             $    24
   Stock options exercised                                                    --                   1
                                                                         -------             -------
   Balance at end of period                                                   25                  25
                                                                         -------             -------

Surplus:
   Balance at beginning of period                                          8,698               7,555
   Stock options exercised                                                    75               1,117
   Sale of treasury stock                                                     --                  (4)
                                                                         -------             -------
   Balance at end of period                                                8,773               8,668
                                                                         -------             -------

Retained Earnings:
   Balance at beginning of period                                         15,788              15,447
   Net income                                                                727                 747
   Dividends declared on common stock                                       (453)               (444)
                                                                         -------             -------
   Balance at end of period                                               16,062              15,750
                                                                         -------             -------

Treasury Stock, at cost:
   Balance at beginning of period                                             --                 (58)
   Sale of treasury stock                                                     --                  32
                                                                         -------             -------
   Balance at end of period                                                   --                 (26)
                                                                         -------             -------

Accumulated other comprehensive income:
   Balance at beginning of period                                          1,287                 773
   Other comprehensive income (loss), net of taxes:
      Fair market value of available for sale securities                     (50)                214
      Fair value of interest rate SWAP contract                               45                  --
                                                                         -------             -------
   Balance at end of period                                                1,282                 987
                                                                         -------             -------

Total Stockholders' Equity                                               $26,142             $25,404
                                                                         -------             -------
                                                                         -------             -------

            See Notes to Unaudited Consolidated Financial Statements

                         BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                               2003           2002
                                                                               ----           ----
                                                                             (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $    727       $    747
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                                                  648            617
   Provision for loan losses                                                      365            261
   Gain on sale of loans                                                         (301)          (127)
   FHLB stock dividends                                                          (126)           (60)
   Amortization of premiums on securities, net                                    397             41
   Securities gains, net                                                         (424)          (229)
   Decrease (increase) in accrued interest receivable                             253            (74)
   Decrease in accrued interest payable                                           (55)          (184)
   Decrease (increase) in other assets                                           (213)           198
   Increase (decrease) in other liabilities                                    (1,127)             8
                                                                             --------       --------
  Net cash provided by operations before
   loan originations and sales                                                    144          1,198
   Origination of loans for sale                                              (15,050)        (9,971)
   Proceeds from sale of loans                                                 16,708         12,226
                                                                             --------       --------
   Net cash provided by operating activities                                    1,802          3,453
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in interest-bearing deposits in banks                           6,550          7,531
   Net decrease in federal funds sold and securities
      purchased under agreements to resell                                     13,120         10,986
   Proceeds from sales of available-for-sale securities                        23,957          8,523
   Proceeds from maturities and calls of available-for-sale securities         20,824          6,263
   Proceeds from maturities and calls of held-to-maturity securities            3,574          2,363
   Purchase of available-for-sale securities                                  (62,948)       (40,600)
   Purchase of held-to-maturity securities                                         --         (2,868)
   Net decrease in loans                                                          951         13,064
   Proceeds from the sale of office buildings, equipment, and
      other real estate owned                                                     317            376
   Purchase of office buildings and equipment, net                               (202)          (225)
                                                                             --------       --------
   Net cash provided by investing activities                                    6,143          5,413
                                                                             --------       --------

           See Notes to Unaudited Consolidated Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               2003                2002
                                                                               ----                ----
                                                                                (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits                                                  $(14,192)            $(9,845)
   Dividends paid                                                                (453)               (431)
   Proceeds from other borrowings                                               8,000                  --
   Payments on other borrowings                                                  (300)             (7,221)
   Net increase (decrease) in short-term borrowings                            (1,464)              8,321
   Proceeds from exercise of stock options                                         58               1,050
   Sale of treasury stock                                                          --                  28
                                                                             --------             -------
   Net cash used in financing activities                                       (8,351)             (8,098)
                                                                             --------             -------
   Net increase (decrease) in cash and due from banks                            (406)                768

CASH AND DUE FROM BANKS:
   Beginning                                                                   12,572              11,746
                                                                             --------             -------

   Ending                                                                    $ 12,166             $12,514
                                                                             --------             -------
                                                                             --------             -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid (refunded) during the period for:
       Interest                                                              $  3,825             $ 4,506
       Income taxes                                                          $   (163)            $  (118)

SUPPLEMENTAL SCHEDULES OF NON-CASH INVESTING
   ACTIVITIES:
   Change in accumulated other comprehensive income
       unrealized gains (losses) on available-for-sale securities, net       $    (50)            $   214
   Other assets acquired in settlement of loans                              $     88             $   285

           See Notes to Unaudited Consolidated Financial Statements.

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2003

Note 1. General:

       The unaudited consolidated financial statements include the accounts of Blackhawk Bancorp, Inc. and its subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

       Stock-Based Compensation Plan:  At June 30, 2003, the Company had a
       -----------------------------
       stock-based director, key officer and employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The table on the following page illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(Dollars in thousands, except per share data)                Three Months Ended
                                                                   June 30,
                                                              2003        2002
                                                              ----        ----
Net income, as reported                                       $330        $430
Deduct total stock-based employee compensation expense
determined under  fair  value  based  method  for  all
awards, net of related tax effects                             (21)        (19)
                                                              ----        ----
PRO FORMA NET INCOME                                          $309        $411
                                                              ----        ----
                                                              ----        ----

Earnings per share:
   Basic:
     As reported                                             $0.13       $0.17
     Pro forma                                                0.12        0.17

   Diluted:
     As reported                                              0.13        0.17
     Pro forma                                                0.12        0.17

(Dollars in thousands, except per share data)                 Six Months Ended
                                                                   June 30,
                                                             2003         2002
                                                             ----         ----
Net income, as reported                                      $727         $747
Deduct total stock-based employee compensation expense
determined under  fair  value  based  method  for  all
awards, net of related tax effects                            (42)         (37)
                                                             ----         ----

PRO FORMA NET INCOME                                         $685         $710
                                                             ----         ----
                                                             ----         ----

Earnings per share:
   Basic:
     As reported                                            $0.29        $0.31
     Pro forma                                               0.27         0.29

   Diluted:
     As reported                                             0.29         0.31
     Pro forma                                               0.27         0.29

       In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants: dividend yield of 4 percent; expected price volatility of 25 percent; risk-free interest rates of 4 percent; and expected lives of 10 years.

Note 2.Allowance for Loan Losses

       A summary of transactions in the allowance for loan losses is as follows:

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                              --------
                                                       (Dollars in thousands)

                                                       2003              2002
                                                       ----              ----
       Balance at beginning of period                 $2,197            $2,517
       Provision charged to expense                      142               122
       Loans charged off                                  90               131
       Recoveries                                         93                11
                                                      ------            ------
       Balance at end of period                       $2,342            $2,519
                                                      ------            ------
                                                      ------            ------

                                                          Six Months Ended
                                                              June 30,
                                                              --------
                                                       (Dollars in thousands)

                                                       2003               2002
                                                       ----              ----
       Balance at beginning of period                 $2,079            $2,404
       Provision charged to expense                      365               261
       Loans charged off                                 247               182
       Recoveries                                        145                36
                                                      ------            ------
       Balance at end of period                       $2,342            $2,519
                                                      ------            ------
                                                      ------            ------

Note 3.Earnings per Share

       Presented below are the calculations for basic and diluted earnings per share:

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                               2003           2002           2003           2002
                                                               ----           ----           ----           ----
       Basic:
       Net income available to common stockholders          $  330,000     $  430,000     $  727,000     $  747,000
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
       Weighted average shares outstanding                   2,517,219      2,478,283      2,515,627      2,431,572
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
       Basic earnings per share                             $     0.13     $     0.17     $     0.29     $     0.31
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

       Diluted:
       Net income available to common stockholders          $  330,000     $  430,000     $  727,000     $  747,000
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
       Weighted average shares outstanding                   2,517,219      2,478,283      2,515,627      2,431,572
       Effect of dilutive stock options outstanding             17,267          9,782         17,267          9,782
                                                            ----------     ----------     ----------     ----------
       Diluted weighted average shares outstanding           2,534,486      2,488,065      2,532,894      2,441,354
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
       Diluted earnings per share                           $     0.13     $     0.17     $     0.29     $     0.31
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

Note 4.   Derivative Instrument

       As of June 30, 2003, the Company has entered into an interest rate swap transaction, which resulted in the Company converting its $7,000,000 of variable rate Company Obligated Mandatorily Redeemable Preferred Securities into fixed rate debt. This swap transaction requires the payment of interest by the Company at a fixed rate equal to 2.47% using an actual/360 day basis. In turn the Company receives a variable rate interest payment based on the 90 day LIBOR rate adjusted quarterly.

       Summary information about the interest rate swap at June 30 is as follows:

                                                         2003            2002
                                                         ----            ----
                                                        (Dollars in thousands)
       Notional amount                                 $7,000              --
       Weighted average fixed rate                      2.51%              --
       Weighted average variable rate                   1.02%              --
       Weighted average maturity                    4.5 years              --
       Fair value                                         $69              --

Note 5.   Recent Accounting Developments

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

       The Financial Accounting Standards Board has issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it is required to be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. For the Company, the Statement is effective July 1, 2003 and implementation is not expected to have a material impact on the consolidated financial statements.

Note 6.   Recent Regulatory Developments

       On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 (the "Act"). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Other provisions will become effective as the SEC adopts appropriate rules.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors
- many of which are beyond the ability of the company to control or predict - could cause actual results to differ materially from those described in the forward-looking statements. Factors which could cause such a variance to occur include, but are not limited to: heightened competition; adverse state and federal regulation; failure to obtain new or retain existing customers; ability to attract and retain key executives and personnel; changes in interest rates; unanticipated changes in industry trends; unanticipated changes in credit quality and risk factors, including general economic conditions; success in gaining regulatory approvals when required; changes in the Federal Reserve Board monetary policies; unexpected outcomes of new and existing litigation in which Blackhawk or its subsidiaries, officers, directors or employees is named defendants; technological changes; changes in accounting principles generally accepted in the United States; changes in assumptions or conditions affecting the application of critical accounting policies; and the inability of second party vendors to perform critical services for the company or its customers.

The Company does not undertake, and specifically declines any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                             RESULTS OF OPERATIONS

The company reported net income of $330,000 for the three months ended June 30, 2003, a decrease of $100,000 or 23.3% from the $430,000 reported for the same three month period in 2002. Net income for the six month period ended June 30, 2003 was $727,000, a decrease of $20,000, or 2.7% from the $747,000 reported for the same period in 2002.

Diluted earnings per share were $0.13 and $0.29 for the three and six months ended June 30, 2003, respectively, compared to $0.17 and $0.31 for the same periods in 2002. This represents a decrease of 23.5% and 6.5% for the three month and six month periods, respectively.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the primary source of the company's earnings. All discussions of interest income amounts and rates are on a tax-equivalent basis, which accounts for income earned on loans and securities that are not fully subject to income taxes as if they were fully subject to income taxes. The following table sets forth the company's consolidated average balances of assets, liabilities and stockholders' equity, interest income and expense on related items, and the company's average rate for the three and six month periods ended June 30, 2003 and 2002. The tax-equivalent yield calculations assume a Federal Tax Rate of 34%:

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES


(yields on a tax-equivalent basis)       Three Months ended June 30, 2003    Three Months ended June 30, 2002
                                         --------------------------------    --------------------------------

                                         Average                  Average     Average                 Average
                                         Balance     Interest      Rate       Balance     Interest     Rate
                                         -------     --------     -------     -------     --------    -------
INTEREST EARNING ASSETS:
  Interest-bearing deposits
      in banks                           $  1,409       $    8      2.28%     $  1,428      $    7      1.97%
  Federal funds sold &
      securities purchased under
      agreements to resell                  1,640            7      1.71%        3,885          17      1.76%
  Investment securities:
     Taxable investment securities         98,069          929      3.80%       72,345         926      5.13%
     Tax-exempt investment
       securities                          28,387          427      6.03%       19,598         317      6.49%
                                         --------       ------      -----     --------      ------      -----
           Total investment securities    126,456        1,356      4.30%       91,943       1,243      5.42%
  Loans                                   182,962        3,019      6.62%      196,087       3,674      7.52%
                                         --------       ------      -----     --------      ------      -----

TOTAL EARNING ASSETS                     $312,467       $4,390      5.64%     $293,343      $4,941      6.76%
                                                        ------      -----                   ------      -----

  Allowance for loan losses               (2,278)                              (2,518)
  Cash and due from banks                  11,263                               10,173
  Other assets                             21,351                               16,980
                                         --------                             --------

TOTAL ASSETS                             $342,803                             $317,978
                                         --------                             --------
                                         --------                             --------

INTEREST BEARING LIABILITIES:
  Interest bearing checking accounts     $ 39,047       $   75       .77%     $ 33,172      $   89      1.08%
  Savings deposits                         54,466          102       .75%       53,730         157      1.17%
  Time deposits                           124,229        1,053      3.40%      121,827       1,301      4.28%
                                         --------       ------      -----     --------      ------      -----
      Total interest bearing deposits     217,742        1,230      2.27%      208,729       1,547      2.97%
   Short-term borrowings                   13,463           41      1.22%       10,879          49      1.81%
   Long-term borrowings                    44,029          530      4.83%       41,306         555      5.39%
   Trust preferred securities               7,000           82      4.75%          -0-         -0-       -0-%
                                         --------       ------      -----     --------      ------      -----
TOTAL INTEREST-BEARING
  LIABILITIES                            $282,234       $1,883      2.68%     $260,914      $2,151      3.31%
                                                        ------      -----                   ------      -----

NET INTEREST SPREAD                                                 2.96%                               3.45%
                                                                    -----                               -----
                                                                    -----                               -----

  Noninterest bearing deposits             32,535                               30,274
  Other liabilities                         2,140                                2,011
                                         --------                             --------

  Total liabilities                       316,909                              293,199
  Stockholders' equity                     25,894                               24,779
                                         --------                             --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $342,803                             $317,978
                                         --------                             --------
                                         --------                             --------

NET INTEREST MARGIN                                     $2,507      3.22%                   $2,790      3.81%
                                                        ------      -----                   ------      -----
                                                        ------      -----                   ------      -----

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES

(yields on a tax-equivalent basis)         Six Months ended June 30, 2003      Six Months ended June 30, 2002
                                           ------------------------------      ------------------------------

                                          Average                  Average     Average                 Average
                                          Balance     Interest      Rate       Balance    Interest      Rate
                                          -------     --------     -------     -------    --------     -------

INTEREST EARNING ASSETS:
  Interest-bearing deposits
    in banks                              $  1,774       $   18      2.05%    $  3,842       $   34       1.78%
  Federal funds sold &
    securities purchased under
    agreements to resell                     5,072           49      1.95%       6,154           50       1.64%
  Investment securities:
     Taxable investment securities          91,393        1,857      4.10%      61,424        1,613       5.30%
     Tax-exempt investment
       securities                           26,692          810      6.12%      19,453          631       6.54%
                                          --------       ------      -----    --------       ------       -----
           Total investment securities     118,085        2,667      4.55%      80,876        2,244       5.60%
  Loans                                    182,960        6,268      6.91%     199,942        7,583       7.65%
                                          --------       ------      -----    --------       ------       -----

TOTAL EARNING ASSETS                      $307,891       $9,002      5.90%    $290,815       $9,911       6.87%
                                                         ------      -----                   ------       -----

  Allowance for loan losses                (2,212)                             (2,518)
  Cash and due from banks                   10,860                               9,816
  Other assets                              21,514                              17,224
                                          --------                            --------

TOTAL ASSETS                              $338,053                            $315,336
                                          --------                            --------
                                          --------                            --------

INTEREST BEARING LIABILITIES:
  Interest bearing checking accounts      $ 38,513       $  162       .85%    $ 32,150       $  173       1.09%
  Savings deposits                          53,527          212       .80%      53,779          321       1.20%
  Time deposits                            123,518        2,122      3.46%     121,431        2,614       4.34%
                                          --------       ------      -----    --------       ------       -----
      Total interest bearing deposits      215,559        2,496      2.34%     207,360        3,108       3.02%
   Short-term borrowings                    12,958           76      1.18%      10,333           95       1.85%
   Long-term borrowings                     42,445        1,035      4.92%      41,844        1,119       5.39%
   Trust preferred securities                7,000          163      4.70%         -0-          -0-        -0-%
                                          --------       ------      -----    --------       ------       -----

TOTAL INTEREST-BEARING
  LIABILITIES                             $277,962       $3,770      2.74%    $259,537       $4,322       3.36%
                                                         ------      -----                   ------       -----

NET INTEREST SPREAD                                                  3.16%                                3.51%
                                                                     -----                                -----
                                                                     -----                                -----

  Noninterest bearing deposits              32,164                              29,260
  Other liabilities                          2,046                               2,134
                                          --------                            --------
  Total liabilities                        312,172                             290,931
  Stockholders' equity                      25,881                              24,405
                                          --------                            --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $338,053                            $315,336
                                          --------                            --------
                                          --------                            --------

NET INTEREST MARGIN                                      $5,232      3.43%                   $5,589       3.88%
                                                         ------      -----                   ------       -----
                                                         ------      -----                   ------       -----

Net interest income decreased by $283,000, or 10.1%, to $2,507,000 for the quarter ended June 30, 2003, compared to $2,790,000 for the comparable period in 2002. On a year to date basis net interest income decreased by $357,000, or 6.4%, to $5,232,000 compared to $5,589,000 for the first six months of 2002. The net interest margin, which is the tax equivalent net interest income divided by average interest earning assets was 3.22% and 3.43% for the three and six month periods ended June 30, 2003. The second quarter net interest margin represents a 59 basis point decrease compared to the 2002 second quarter net interest margin of 3.81%. The year to date net interest margin of 3.43% represents a 45 basis point increase compared to the 3.88% net interest margin realized for the same period in 2002.

For the three months ended June 30, 2003, total interest income decreased by $551,000, or 11.2%, to $4,390,000 compared to $4,941,000 for the same period in
2002. The decrease in interest income is due to a 112 basis point decrease in the yield on average earning assets to 5.64% for the second quarter of 2003, compared to 6.76% for the same period in 2002. The decrease in the yield on average earning assets for the second quarter of 2003 compared to the second quarter of 2002 is offset by a $19,124,000 increase in average earning assets. For the six months ended June 30, 2003, total interest income decreased by $909,000, or 9.2%, to $9,002,000 compared to $9,911,000 for the same period in
2002. The decrease in interest income is due to a 97 basis point decrease in the yield on average earning assets to 5.90% compared to 6.87% for the same period in 2002 partially offset by a 5.9% increase in average earning assets.

The decrease in the yield on average earning assets reflects a shift in the asset mix from loans to investment securities for the three and six month periods ended June 30, 2003 compared to the same periods in 2002. The decrease in the yield on average earning assets also reflects the difficulty of finding attractive investments due to the lower interest rate environment during the second quarter and first six months of 2003 compared to the same periods in 2002. Managed and long-term interest rates are at historical lows. If managed rates continue to decrease or even remain at current levels, interest income and the average rate on earning assets are expected to continue to decline as bank assets reprice.

Interest and fees on loans decreased 17.8% to $3,019,000 for the three months ended June 30, 2003 compared to $3,674,000 for the same period of 2002. This decrease was the result of a $13,125,000 or 6.7% decrease in average loans outstanding and a 90 basis point decrease in yield on the portfolio. Interest and fees on loans decreased 17.3% to $6,268,000 for the six months ended June 30, 2003 compared to $7,583,000 in same period of 2002. This decrease was the result of a $16,982,000 or 8.5% decrease in average loans outstanding and a 74 basis point decrease in yield on the portfolio. The decrease in average loans outstanding for the three and six month periods ended June 30, 2003 compared to the same periods in 2002 is largely attributable to the refinancing activity in the residential real estate market, weak commercial and consumer loan demand and competitive pricing pressure for quality credits. The decrease in the bank's residential real estate portfolio accounted for $16,431,000 of the overall year to date decrease and was partially offset by a $10,655,000 increase in commercial real estate loans. Year to date average commercial loans decreased by $5,469,000 or 16.9% to $26,901,000 and year to date average consumer loans decreased by $6,179,000 or 23.5% to $20,101,000.

Interest income on taxable securities increased by $3,000 or 0.3% in the second quarter of 2003 to $929,000 compared to $926,000 for the same period in 2002. Average balances of taxable investment securities increased 35.6% to $98,069,000 for the quarter ended June 30, 2003 compared to $72,345,000 for the same period in the prior year. However, the yield on average taxable investment securities decreased 133 basis points to 3.80% for the second quarter of 2003 compared to 5.13% for the second quarter of 2002. The decrease in the yield on taxable investments is due to accelerated pre-payment speeds on mortgaged backed securities and collateralized mortgage obligations and management's decision to keep portfolio duration short during this historically low rate environment. Tax exempt investment securities increased $8,789,000, or 44.8% to an average balance of $28,387,000 for the three months ended June 30, 2003 compared to $19,598,000 for the same period in 2002. Interest income on tax exempt securities increased $110,000 or 34.7% to $427,000 for the second quarter of 2003 compared to $317,000 for the second quarter of 2002.

Interest income on taxable securities increased by $244,000 or 15.1% in the first six months of 2003 to $1,857,000 from $1,613,000 for the same period in
2002. Average balances of taxable investment securities increased 48.8% to $91,393,000 for the six months ended June 30, 2003 compared to $61,424,000 for the same period in the prior year. The increase in average balances outstanding was offset by a decrease of 120 basis points in average yield to 4.10% for the first six months of 2003 compared to 5.30% for the first six months of 2002. The decrease in the yield on taxable investments is due to accelerated pre-payment speeds on mortgaged backed securities and collateralized mortgage obligations and management's decision to keep portfolio duration short during this historically low rate environment. Average tax exempt securities increased to $26,692,000 for the six months ended June 30, 2003 compared to $19,453,000 for the same period in 2002 and their average tax equivalent yield decreased from 6.54% for the six months ended June 30, 2002 to 6.12% for the same period in 2003.

Interest from fed funds sold and securities purchased under agreements to resell decreased to $7,000 and $49,000 for the three and six month periods ended June 30, 2003, respectively, compared to $17,000 and $50,000 during the same periods in 2002. The quarterly and year to date decreases in interest on fed funds sold and securities purchased under agreements to resell were due to lower average balances.

Total interest expense decreased by $268,000, or 12.4%, to $1,883,000 for the three months ended June 30, 2003 compared to $2,151,000 for the same period in 2002. For the six months ended June 30, 2003 total interest expense decreased by $552,000, or 12.8%, to $3,770,000 compared to $4,322,000 for the same period in 2002. The decrease in total interest expense is the result of the aforementioned lower interest rate environment.

While interest paid on deposits decreased $317,000, or 20.4% to $1,230,000 during the three months ended June 30, 2003 compared to $1,547,000 for the same period in 2002, average interest bearing deposits increased $9,013,000 quarter over quarter. Year to date interest paid on deposits decreased $612,000, or 19.7% to $2,496,000 compared to $3,108,000 for the same period in 2002 while average total interest bearing deposits increased by $8,199,000.

Interest on short-term borrowings decreased $8,000 to $41,000 for the three months ended June 30, 2003 compared to $49,000 for the same period in 2002. This decrease is the result of an increase of $3,943,000 in average fed funds purchased for the three months ended June 30, 2003 compared to the same period in 2002 offset by lower rates due to the decrease in managed interest rates. For the six months ended June 30, 2003 interest on short-term borrowings decreased $19,000 to $76,000 compared to $95,000 for the same period in 2002. This decrease is the net result of the decrease in managed interest rates as mentioned earlier and a $2,625,000, or 25.4% increase in average short-term borrowings to $12,958,000 for the six months ended June 30, 2003 compared to $10,333,000 for the same period in 2002.

Interest expense on long-term borrowings decreased $25,000 and $84,000 to $530,000 and $1,035,000 for the three and six month periods ended June 30, 2003 compared to $555,000 for the second quarter and $1,119,000 for the first six months of 2002. The decrease is primarily the result of additional Federal Home Loan Bank advances in 2003, at lower market interest rates, and the pay-off of the bank debt of Blackhawk Bancorp, Inc. during December, 2002 co-incident with the issuance of the company's Trust Preferred Securities.

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

The provision was $142,000 in the second quarter of 2003, an increase of $20,000 or 16.4% from the $122,000 in the second quarter of 2002. For the first six months of 2003, the provision was $365,000 compared to $261,000 during the same time period a year ago.

Activity in the allowance for loan losses is detailed in footnote 2 to the unaudited consolidated financial statements. Charge-offs, net of recoveries for the second quarter of 2003 decreased by $123,000 to net recoveries of $3,000 compared to net charge-offs of $120,000 for the second quarter of 2002. Year to date net charge-offs decreased $44,000 or 30.1% to $102,000 compared to $146,000 for the first six months of 2002.

The year to date increases in the provision combined with reduced net charge-offs and a decrease in the loan portfolio have resulted in an increase in the ratio of the allowance to total loans to 1.26% at June 30, 2003 compared to 1.10% at December 31, 2002.

NONINTEREST INCOME

Total noninterest income increased $10,000, or 1.1%, to $880,000 for the three months ended June 30, 2003 compared to $870,000 for the same period in 2002. Year to date total noninterest income increased $405,000, or 26.8%, to $1,917,000 compared to $1,512,000 for the same period in 2002.

Service charges on deposit accounts totaled $363,000 for the quarter ended June 30, 2003 compared to $396,000 for the second quarter of 2002. The decrease is primarily due to lower overdraft fees collected which decreased by $46,000 or 18.0% to $210,000 for the quarter ended June 30, 2003 compared to $256,000 for the second quarter of 2002. Year to date service charges on deposits decreased $45,000, or 6.0%, to $700,000 compared to $745,000 in the prior year primarily due to lower levels of overdraft fees collected for the six months ended June 30, 2003.

Gain on the sale of mortgage loans increased $87,000 or 161.1% to $141,000 for the second quarter of 2003 compared to the $54,000 of gains recognized during the second quarter of 2002. The increase was due to higher volumes and margins during the second quarter of 2003. In the second quarter of 2003, $7,719,000 of loans were sold to the secondary market compared to $3,917,000 for the same period in 2002. Year to date gain on sale of mortgage loans increased $174,000 or 137.0% to $301,000 compared to $127,000 for the same period in 2002. The increase is due to a higher volume of loans sold and better margins. The average gain in 2003 was 1.80% on $16,708,000 in loans sold to the secondary market compared to an average gain of 1.04% on the $12,226,000 of loans sold in the same period in 2002. The lower volume in 2002 is the result of turn-over in the company's mortgage banking management and origination staff.

The Company recognized $95,000 in securities gains in the second quarter of 2003 compared to $225,000 in the second quarter of 2002. Year to date the company has realized $424,000 in securities gains, a $195,000 or 85.2% increase over the $229,000 realized for the six months ended June 30, 2002.

Other noninterest income increased $86,000 or 44.1% to $281,000 for the quarter ended June 30, 2003 compared to $195,000 for the second quarter of 2002. The increase is primarily due to additional income on the bank's investment in bank owned life insurance. The increase in the cash surrender value of life insurance increased by $67,000 in the second quarter of 2003 compared to the second quarter of 2002. The bank invested $5,000,000 in bank owned life insurance on September 30, 2002. Year to date other noninterest income increased by $81,000 or 19.7% to $492,000 for the six months ended June 30, 2003 from $411,000 for the six months ended June 30, 2002. The year to date increase is due to an increase in cash surrender value of bank owned life insurance of $135,000 offset by the unamortized portion of mortgage servicing rights written off on early payoffs of loans serviced for others.

NONINTEREST EXPENSES

Total operating expenses decreased $70,000, or 2.5%, to $2,769,000 for the three months ended June 30, 2003 compared to $2,839,000 for the same period in 2002. The second quarter of 2002 included a $75,000 charge for closing the bank's Wal-Mart facility and a $50,000 employee severance charge. Excluding these non-recurring items, operating expenses increased by $55,000 for the quarter. The increase in operating expenses, net of the non-recurring items, is due to an increase in marketing and advertising expense. For the first six months of 2002 total operating expenses increased $100,000, or 1.8%, to $5,720,000 compared to $5,620,000 for the same period in 2002.

Salaries and employee benefits increased $22,000 or 1.6% to $1,360,000 for the quarter ended June 30, 2003 compared to $1,338,000 for the second quarter of 2002. For the first six months of 2002 total salaries and employee benefits increased $87,000 or 3.2% to $2,818,000 compared to $2,731,000 for the same period in 2002.

Occupancy expenses for 2002 included a $75,000 charge related to the Wal-Mart branch consolidation. Excluding this one time charge, occupancy expenses for the three months ended June 30, 2003 decreased to $179,000 from $186,000 for the second quarter of 2002. Occupancy expenses for the six months ended June 30, 2003 decreased to $369,000 compared to $374,000 for the same period in 2002.

Furniture and equipment expenses increased $23,000 or 11.1% to $231,000 for the quarter ended June 30, 2003 compared to $208,000 for the same quarter in 2002. For the first six months of 2002 furniture and equipment expense increased $33,000, or 7.7%, to $461,000 compared to $428,000 for the same period in 2002.
The increase relates primarily to increased depreciation and maintenance on computer equipment purchased.

Data processing costs increased $15,000, or 8.0%, to $203,000 for the quarter ended June 30, 2003 and $12,000, or 3.1%, to $399,000 for the six months ended June 30, 2003. These increases reflect higher volumes of service utilized from our core processor.

Advertising and marketing costs increased $52,000, or 57.1% to $143,000 for the second quarter of 2003 compared to $91,000 for the same period in 2002. Year to date advertising and marketing costs increased $44,000, or 27.0% to 207,000 from $163,000. The increase is primarily due to the timing of expenses as a number of major marketing campaigns occurred during the second quarter of 2003.

Transportation and postage increased $20,000 or 21.7% to $112,000 for the second quarter of 2003 compared to $92,000 for the second quarter of 2002. For the first six months of 2003 transportation and postage increased $30,000 or 16.4% to $212,000 compared to $182,000 for the same period in 2002. The increase is primarily due to additional costs from an expansion of the bank's courier program in 2003.

Other noninterest expenses decreased $106,000 or 33.3% to $212,000 for the three months ended June 30, 2003 compared to $318,000 for the same period a year ago. For the first six months of 2003 other noninterest expenses decreased $31,000 or 5.6% to $523,000 compared to $554,000 for the same period in 2002. Other noninterest expenses in 2002 included $117,000 of charges to accrue severance payments for executive officers that left the company in 2002 partially offset by an $87,000 credit from adjustment of stale reconciling items. The company also incurred lower net loan expenses in 2003 compared to the same periods in 2002.

Income taxes decreased $159,000, or 99.4%, to $1,000 for the three months ended June 30, 2003 from $160,000 for the same period in 2002. For the six months ended June 30, 2003 income taxes decreased $195,000, or 76.2%, to $61,000 from $256,000 for the same period in 2002. The decrease reflects greater tax efficiency brought about by an increase in non-taxable interest from the municipal bond portfolio and the purchase of bank owned life insurance on September 30, 2002.

                             BALANCE SHEET ANALYSIS

OVERVIEW

Total assets decreased to $343,533,000 at June 30, 2003 compared to $352,377,000 at December 31, 2002, a decrease of 2.5%. The December 31, 2002 balance sheet included short-term year-end deposits of $18,600,000, which were invested in federal funds sold and interest bearing deposits in banks at December 31, 2002. Excluding these deposits, total assets increased 2.9% from December 31, 2002 to June 30, 2003. While total assets excluding the short-term year-end deposits increased by $9,756,000, there was a considerable shift in balances from short-term investments to investment securities. Securities increased by $14,513,000, while short investments decreased by $19,670,000.

LOANS

Gross loans decreased  $2,498,000, or  1.3%, to  $185,881,000 on  June 30,  2003
compared to $188,379,000 on December 31, 2002. The composition of loans is shown in the following table:

                                                                   As a % of Total Loans
                            June 30,   December 31,   Change in   June 30,   December 31,
                              2003          2002       Balance      2003         2002
                            --------   ------------   ---------   --------   ------------
                                   (Dollars in millions)
Residential Real Estate      $77.0        $71.8        $5.2        41.4%        38.1%
Commercial Real Estate       $55.2        $59.0       ($3.8)       29.7%        31.4%
Construction and Land
   Development               $7.7          $6.4        $1.3         4.1%         3.4%
Commercial                   $26.4        $28.3       ($1.9)       14.2%        15.0%
Consumer                     $19.1        $22.3       ($3.2)       10.3%        11.8%
Other                        $0.5          $0.6       ($0.1)        0.3%         0.3%

The historically low interest rate environment has led to substantial prepayments on the company's 1-4 family residential real estate loan portfolio. To offset this loan run-off, the bank has retained new adjustable and fixed rate mortgages with lives of 15 years or less. This has lead to an increase of $5,200,000 or 7.2% in residential real estate loans for the six months ended June 30, 2003. This increase has partially offset decreases of $5,700,000 in Commercial and Commercial Real Estate loans and $3,200,000 in Consumer loans over the same period. In addition, the company's focus on relationship banking has resulted in the subsidiary bank not pursuing certain "transactions" that may have resulted in increased loan balances, but offered no opportunity to form other relationships with the client.

NON-PERFORMING LOANS

Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments.

The following summarizes information concerning non-performing loans:

                                                    JUNE 30,       DECEMBER 31,
   (DOLLARS IN THOUSANDS)                             2003             2002
                                                    --------       ------------
   Non-accruing loans                                $3,233           $2,560
   Past due 90 days or more and still accruing           17               26
                                                     ------           ------
   Total non-performing loans                        $3,250           $2,586
                                                     ------           ------
                                                     ------           ------
   Restructured loans performing in accordance
   with modified terms                               $  393           $  418

ASSET QUALITY

The allowance for loan losses was $2,342,000 or 1.26% of total loans at June 30, 2003 compared to $2,079,000 or 1.10% of total loans at December 31, 2002. As of June 30, 2003, non-performing loans and restructured loans performing in accordance with modified terms totaled $3,643,000 compared to $3,004,000 at December 31, 2002. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Management reviews a calculation of the allowance for loan losses on a quarterly basis. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

At June 30, 2003 the allowance for loan losses to total non-performing and impaired loans equaled 64.3% compared to 69.2% at December 31, 2002. Total nonperforming and impaired loans increased by $639,000 primarily as the result of two large loans. One is a commercial real estate loan and the other is a single family residence. Both loans are in foreclosure.

SHORT-TERM INVESTMENTS

Fed funds sold and securities purchased under agreements to resell decreased $13,120,000 to $0 at June 30, 2003 compared to $13,120,000 at December 31, 2002.
The decrease primarily reflects the liquidation of short-term year-end investments on January 2, 2002 associated with the December 31, 2002 year-end deposits of $18,600,000.

INVESTMENT SECURITIES

Securities available for sale increased $18,116,000, or 21.6%, to $102,013,000 at June 30, 2003 compared to $83,897,000 at December 31, 2002. The increase in investments in securities available for sale resulted from the redeployment of short-term investments and cash flows from held to maturity securities. In addition, proceeds from the net decrease in loans have been invested in available for sale securities.

DEPOSITS

Total deposits decreased $14,193,000 to $248,892,000 at June 30, 2003 compared to $263,085,000 at December 31, 2002. As noted above, the Company's December 31, 2002 financial statements reflect short-term year-end interest-bearing deposits of $18,600,000. Excluding the short-term year-end deposits, total deposits increased 1.8% from December 31, 2002. Excluding the short-term year-end deposits, non-interest bearing deposits decreased by $2,154,000 and interest bearing deposits increased by $6,561,000 at June 30, 2003 compared to December 31, 2002.

BORROWINGS

Short-term borrowings decreased $1,464,000 to $11,990,000 at June 30, 2003 from $13,454,000 at year-end. The decrease is due to lower outstanding balances of repurchase agreements with commercial customers, offset by $2,560,000 in Fed funds purchased at June 30, 2003.

Long-term borrowings consist of term advances from the Federal Home Loan Bank ("FHLB") and were $46,600,000 at June 30, 2003 compared to $38,900,000 at
December 31, 2002. The increase reflects an additional $8,000,000 in FHLB advances net of a $300,000 repayment invested into securities during 2003.

STOCKHOLDERS' EQUITY

Total stockholders' equity increased $344,000 to $26,142,000 at June 30, 2003 compared to $25,798,000 at December 31, 2002. During the first six months of 2003 additional paid in capital increased by $75,000 from stock options exercised. Accumulated other comprehensive income, which is composed of the adjustment of securities available for sale to market value, net of tax, and the fair value of Blackhawk Bancorp, Inc.'s interest rate SWAP contract, net of tax, was $1,282,000 at June 30, 2003 compared to $1,287,000 at December 31, 2002. In addition the company declared two quarterly dividends of $0.09 per share on its common stock, which totaled $453,000.

The Company is subject to certain regulatory capital requirements and continues to remain in compliance with the requirements. The following table shows the company's capital ratios and regulatory requirements.


                                         June 30,   December 31,   Regulatory
                                           2003         2002      Requirements
                                           ----         ----      ------------

Total Capital (To Risk-Weighted Assets)    14.9%        13.9%         8.0%

Tier I Capital (To Risk-Weighted Assets)   13.7%        12.9%         4.0%

Tier I Capital (To Average Assets)          8.2%         8.3%         4.0%

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

During June 2003, the Company entered into an interest rate SWAP agreement related to the company obligated mandatorily redeemable preferred securities. This SWAP is utilized to manage variable interest rate exposure and is designated as a highly effective cash flow hedge. The differential to be paid or received on the SWAP agreement is accrued as interest rates change and is recognized over the life of the agreement in interest expense. The SWAP agreement expires in December 2007 and essentially fixes the rate to be paid at 5.72%. The notional amount is $7,000,000. Included in other comprehensive income is a gain of $69,000, less $24,000 of deferred income tax, relating to the fair market value of the SWAP agreement as of June 30, 2003. Risk management results for the six months ended June 30, 2003 related to the balance sheet hedging of the company obligated mandatorily redeemable preferred securities indicate that the hedge was 100% effective and that there was no component of the derivative instrument's gain or loss which was excluded from the assessment of hedge effectiveness.

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

The liquidity needs of the Company generally consist of payment of dividends to its Stockholders, payments of principal and interest on borrowed funds and subordinated debentures, and a limited amount of expenses. The sources of funds to provide this liquidity are issuance of capital stock and dividends from its subsidiary bank. Certain restrictions are imposed upon the Bank, which could limit its ability to pay dividends if it did not have net earnings or adequate capital in the future. The Company maintains adequate liquidity to pay its expenses.

The following table summarizes The Company's significant contractual obligations and other potential funding needs at June 30, 2003 (in thousands):

 Year Ended       Time          Long-term         Operating
  June 30,      Deposits       debt(1)<F1>          Leases         Total
                --------       -----------        ---------        -----
    2004       $ 71,589          $10,450             $ 50        $ 82,089
    2005         36,912           15,500               50          52,462
    2006          6,753            1,950               50           8,753
    2007          6,569            1,450               50           8,069
    2008          4,622            7,250               25          11,897
 Thereafter           0           17,000                0          17,000
               --------          -------             ----        --------
    Total      $126,445          $53,600             $225        $180,270
               --------          -------             ----        --------
               --------          -------             ----        --------

Commitments to extend credit                                 $ 36,684

(1)<F1> Long-term debt includes company-obligated mandatorily redeemable preferred securities.

OFF BALANCE SHEET ITEMS AND CONTINGENCIES

Off-balance sheet items consist of commitments to originate mortgage loans, unused lines of credit and standby letters of credit totaling approximately $36,684,000 as of June 30, 2003. This compares to $30,939,000 at December 31,
2002. The increase in commitments since December 31, 2002 is primarily due to the volume of mortgage refinancings due to interest rates being at 45 year historical lows. The Company's commitments to originate mortgage loans are on a best effort basis; therefore there are no contingent liabilities associated with them. The Bank has historically funded off-balance sheet commitments with its primary sources of funds and management anticipates that this will continue.

On August 18, 2000, the Bank filed a lawsuit in Waukesha County, Wisconsin, against Fiserv, Inc., a former data processing services provider, for breach of contract. The Bank was seeking to recover damages sustained due to a processing error in which approximately $500,000 was improperly charged to the Bank's check clearing account at the FHLB of Chicago. On February 14, 2003, a jury delivered a verdict that Fiserv, Inc. did not breach its contract with the Bank. Fiserv, Inc. has filed a counterclaim seeking approximately $380,000 in reimbursement of legal fees. On May 12, 2003 a judge in the case denied Fiserv's motion for reimbursement of legal fees. Fiserv has filed an appeal of the judge's decision. The company plans to aggressively contest their appeal of the initial decision and has not accrued the legal fee reimbursement claimed by Fiserv.

ITEM 3. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II

                               OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          None.

ITEM 2    CHANGES IN SECURITIES

          None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 21, 2003, at the annual meeting of stockholders of the Company, the stockholders re-elected Kenneth A. Hendricks and George D. Merchant and elected Stephen R. Thomas and Stephen P. Carter to three-year terms expiring in 2006. The vote, with respect to the election of each director was as follows:

               Kenneth A. Hendricks
                    2,517,131 total votes eligible to be cast
                    2,033,870 votes were represented at the Annual Meeting 1,957,087 votes were cast "For" re-election
                    No votes were cast "Against" re-election
                    76,783 votes were withheld

              George D. Merchant
                    2,517,131 total votes eligible to be cast
                    2,033,870 votes were represented at the Annual Meeting 1,944,859 votes were cast "For" re-election
                    No votes were cast "Against" re-election
                    89,011 votes were withheld

               Stephen R. Thomas
                    2,517,131 total votes eligible to be cast
                    2,033,870 votes were represented at the Annual Meeting 1,934,054 votes were cast "For" election
                    No votes were cast "Against" election
                    99,816 votes were withheld

               Stephen P. Carter
                    2,517,131 total votes eligible to be cast
                    2,033,870 votes were represented at the Annual Meeting 1,933,554 votes were cast "For" election
                    No votes were cast "Against" election
                    100,316 votes were withheld

          In addition, as detailed in the Company's Proxy Statement dated April 11, 2003, the stockholders ratified the appointment of McGladrey & Pullen, LLP as the Company's independent accountants for fiscal 2003. The result of the vote is as follows:

                    2,517,131 total votes eligible to be cast
                    2,033,870 votes were represented at the Annual Meeting 1,961,235 votes were cast "For" the proposal
                    1,717 votes were cast "Against" the proposal
                    70,918 votes abstained

ITEM 5    OTHER INFORMATION

          None.

ITEM 6.   A) EXHIBITS

          See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

          B) REPORTS ON FORM 8-K

          There was one report  on Form 8-K filed  during the second quarter  of
          2003.   A report  dated  May 5,  2003  disclosed the  Company's  first quarter 2003 results under provisions of Regulation FD.

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

                                        Blackhawk Bancorp, Inc.
                                        ----------------------------------------
                                        (Registrant)

Date:  August 5, 2003                   /s/ R. Richard Bastian III
                                        ----------------------------------------
                                        R. Richard Bastian, III
                                        President and Chief Executive Officer

                                        /s/ Todd J. James
                                        ----------------------------------------
                                        Todd J. James
                                        Executive Vice President
                                        and Chief Financial Officer

                                        /s/ Thomas L. Lepinski
                                        ----------------------------------------
                                        Thomas L. Lepinski, CPA
                                        Principal Accounting Officer

                            BLACKHAWK BANCORP, INC.

                               INDEX TO EXHIBITS


                                             Incorporated               Filed
Exhibit                                      Herein By                  Here-
Number      Description                      Reference To:              with
-------     -----------                      -------------              -----
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

4.2        By-laws of Regis-                 Exhibit 3.2 to
           trant as amended                  Amendment No. 1 to
                                             Registrant's
                                             Registration
                                             Statement on Form
                                             S-1 (Reg. No.
                                             33-32351)

31.1       Certification                                                 X

31.2       Certification                                                 X

32.1       Certification Pursuant to 18
           U. S. C. Section 1350, as
           Adopted Pursuant to Section
           906 of the Sarbanes-Oxley
           Act of 2002                                                   X

32.2       Certification Pursuant to 18
           U. S. C. Section 1350, as
           Adopted Pursuant to Section
           906 of the Sarbanes-Oxley
           Act of 2002                                                   X