Form 10QSB
period 2003-09-30
BLACKHAWK BANCORP INC
filed 2003-11-13
CIK 857853

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                        YES    X                            NO
                              ---                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
         CLASS OF COMMON STOCK                      NOVEMBER 7, 2003
         ---------------------                      ----------------
             $.01 PAR VALUE                         2,522,995 SHARES

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

ITEM 1.  FINANCIAL STATEMENTS

     Unaudited Consolidated Balance Sheets as of
        September 30, 2003 and December 31, 2002                         4

     Unaudited Consolidated Statements of Income for the
        Three Months Ended September 30, 2003 and 2002                   5

     Unaudited Consolidated Statements of Income for the
        Nine Months Ended September 30, 2003 and 2002                    6

     Unaudited Consolidated Statements of Stockholders'
        Equity for the Nine Months Ended September 30, 2003 and 2002     7

     Unaudited Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2003 and 2002                 8-10

     Notes to Unaudited Consolidated Financial Statements            11-16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION                        17-29

ITEM 3.  CONTROLS AND PROCEDURES                                        29

                          PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS                                           30

ITEM 2      CHANGES IN SECURITIES                                       30

ITEM 3      DEFAULTS UPON SENIOR SECURITIES                             30

ITEM 4      SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                       30

ITEM 5      OTHER INFORMATION                                           30

ITEM 6   A) EXHIBITS                                                    30

         B) REPORTS ON FORM 8-K                                         30

SIGNATURES                                                              31

INDEX TO EXHIBITS                                                       32

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                   2003                 2002
                                                                               -------------        ------------
                                                                                    (Dollars in thousands)
ASSETS
------
Cash and due from banks                                                           $ 17,252            $ 12,572
Federal funds sold and securities purchased under agreements to resell               9,572              13,120
Interest-bearing deposits in banks                                                   3,679               8,472
Available-for-sale securities                                                      108,917              83,897
Held to maturity securities, at amortized cost                                      18,691              23,002
Loans, less allowance for loan losses of $3,305 and $2,079
  at September 30, 2003 and December 31, 2002, respectively                        241,187             186,300
Office buildings and equipment, net                                                  9,769               6,770
Intangible assets                                                                    7,363               4,598
Other assets                                                                        15,390              13,646
                                                                                  --------            --------
   Total Assets                                                                   $431,820            $352,377
                                                                                  --------            --------
                                                                                  --------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
   Noninterest-bearing                                                            $ 48,423            $ 35,274
   Interest-bearing                                                                268,757             227,811
                                                                                  --------            --------
   Total deposits                                                                  317,180             263,085
Short-term borrowings                                                               18,485              13,454
Long-term borrowings                                                                58,596              38,900
Company Obligated Mandatorily Redeemable Preferred Securities
  of subsidiary trust holding solely subordinated debentures                         7,000               7,000
Other liabilities                                                                    4,723               4,140
                                                                                  --------            --------
   Total Liabilities                                                               405,984             326,579
                                                                                  --------            --------

STOCKHOLDERS' EQUITY:
Preferred stock
   1,000,000 shares, $.01 par value per share
   authorized, none issued or outstanding                                               --                  --
Common stock
   10,000,000 shares, $.01 par value per share authorized,
   shares issued and outstanding: 2,522,995 at September 30, 2003, 2,507,065
   at December 31, 2002                                                                 25                  25
Surplus                                                                              8,818               8,698
Retained earnings                                                                   16,073              15,788
Accumulated other comprehensive income                                                 920               1,287
                                                                                  --------            --------
   Total Stockholders' Equity                                                       25,836              25,798
                                                                                  --------            --------
   Total Liabilities and Stockholders' Equity                                     $431,820            $352,377
                                                                                  --------            --------
                                                                                  --------            --------

            See Notes to Unaudited Consolidated Financial Statements

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                                2003                2002
                                                                                ----                ----
                                                                                 (Dollars in thousands,
                                                                                 except per share data)
INTEREST INCOME:
   Interest and fees on loans                                                  $2,993              $3,608
   Interest and dividends on securities:
       Taxable                                                                    745                 946
       Nontaxable                                                                 286                 210
   Interest on fed funds sold and securities purchased under
          agreements to resell                                                      5                  59
   Interest on interest-bearing deposits in banks                                  14                   6
                                                                               ------              ------
       Total Interest Income                                                    4,043               4,829
                                                                               ------              ------

INTEREST EXPENSE:
   Interest on deposits                                                         1,180               1,459
   Interest on short-term borrowings                                               20                  89
   Interest on long-term borrowings                                               549                 533
   Interest on Company Obligated Mandatorily Redeemable
       Preferred Securities                                                       102                  --
                                                                               ------              ------
       Total Interest Expense                                                   1,851               2,081
                                                                               ------              ------
   Net Interest Income                                                          2,192               2,748
   Provision for loan losses                                                      142                 422
                                                                               ------              ------
   Net Interest Income after Provision for Loan Losses                          2,050               2,326
                                                                               ------              ------

NONINTEREST INCOME:
   Service charges on deposit accounts                                            372                 396
   Gain on sale of loans                                                          158                  95
   Securities gains, net                                                           50                  --
   Other                                                                          247                 210
                                                                               ------              ------
       Total Noninterest Income                                                   827                 701
                                                                               ------              ------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                               1,322               1,233
   Occupancy                                                                      172                 193
   Equipment                                                                      202                 225
   Data processing services                                                       221                 184
   Advertising and marketing                                                       47                  93
   Amortization of intangibles                                                     79                  78
   Professional fees                                                               92                 116
   Office supplies                                                                 69                  63
   Telephone                                                                       79                  77
   Transportation and postage                                                     105                 101
   Other                                                                          281                 277
                                                                               ------              ------
       Total Noninterest Expenses                                               2,669               2,640
                                                                               ------              ------
Income before Income Taxes                                                        208                 387
Income Taxes (Benefit)                                                            (30)                 85
                                                                               ------              ------
Net Income                                                                     $  238              $  302
                                                                               ------              ------
                                                                               ------              ------
Basic Earnings Per Share                                                       $ 0.09              $ 0.12
                                                                               ------              ------
                                                                               ------              ------
Diluted Earnings per Share                                                     $ 0.09              $ 0.12
                                                                               ------              ------
                                                                               ------              ------
Dividends Per Share                                                            $ 0.09              $ 0.09
                                                                               ------              ------
                                                                               ------              ------

            See Notes to Unaudited Consolidated Financial Statements

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                             2003                2002
                                                                             ----                ----
                                                                              (Dollars in thousands,
                                                                              except per share data)
INTEREST INCOME:
   Interest and fees on loans                                               $ 9,261             $11,188
   Interest and dividends on securities:
       Taxable                                                                2,602               2,559
       Nontaxable                                                               821                 627
   Interest on fed funds sold and securities purchased under
          agreements to resell                                                   54                 109
   Interest on interest-bearing deposits in banks                                31                  40
                                                                            -------             -------
       Total Interest Income                                                 12,769              14,523
                                                                            -------             -------

INTEREST EXPENSE:
   Interest on deposits                                                       3,676               4,567
   Interest on short-term borrowings                                             96                 184
   Interest on long-term borrowings                                           1,584               1,652
   Interest on Company Obligated Mandatorily Redeemable
       Preferred Securities                                                     265                  --
                                                                            -------             -------
       Total Interest Expense                                                 5,621               6,403
                                                                            -------             -------
   Net Interest Income                                                        7,148               8,120
   Provision for loan losses                                                    508                 683
                                                                            -------             -------
   Net Interest Income after Provision for Loan Losses                        6,640               7,437
                                                                            -------             -------

NONINTEREST INCOME:
   Service charges on deposit accounts                                        1,072               1,142
   Gain on sale of loans                                                        459                 221
   Securities gains, net                                                        475                 229
   Other                                                                        739                 621
                                                                            -------             -------
       Total Noninterest Income                                               2,745               2,213
                                                                            -------             -------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                             4,140               3,964
   Occupancy                                                                    541                 641
   Equipment                                                                    663                 654
   Data processing services                                                     619                 570
   Advertising and marketing                                                    254                 256
   Amortization of intangibles                                                  238                 232
   Professional fees                                                            393                 412
   Office supplies                                                              186                 188
   Telephone                                                                    232                 227
   Transportation and postage                                                   317                 282
   Other                                                                        805                 834
                                                                            -------             -------
       Total Noninterest Expenses                                             8,388               8,260
                                                                            -------             -------
Income before Income Taxes                                                      997               1,390
Income Taxes                                                                     31                 341
                                                                            -------             -------
Net Income                                                                  $   966             $ 1,049
                                                                            -------             -------
                                                                            -------             -------
Basic Earnings Per Share                                                    $  0.38             $  0.43
                                                                            -------             -------
                                                                            -------             -------
Diluted Earnings per Share                                                  $  0.38             $  0.43
                                                                            -------             -------
                                                                            -------             -------
Dividends Per Share                                                         $  0.27             $  0.27
                                                                            -------             -------
                                                                            -------             -------

            See Notes to Unaudited Consolidated Financial Statements

                         BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                              2003               2002
                                                                              ----               ----
                                                                               (Dollars in thousands)
Common Stock:
     Balance at beginning of period                                         $    25            $    24
     Stock options exercised                                                     --                  1
                                                                            -------            -------
     Balance at end of period                                                    25                 25
                                                                            -------            -------

Surplus:
     Balance at beginning of period                                           8,698              7,555
     Stock options exercised                                                    120              1,152
     Sale of treasury stock                                                      --                 (7)
                                                                            -------            -------
     Balance at end of period                                                 8,818              8,700
                                                                            -------            -------

Retained Earnings:
     Balance at beginning of period                                          15,788             15,447
     Net income                                                                 966              1,049
     Dividends declared on common stock                                        (681)              (669)
                                                                            -------            -------
     Balance at end of period                                                16,073             15,827
                                                                            -------            -------

Treasury Stock, at cost:
     Balance at beginning of period                                              --                (58)
     Sale of treasury stock                                                      --                 48
                                                                            -------            -------
     Balance at end of period                                                    --                (10)
                                                                            -------            -------

Accumulated other comprehensive income:
    Balance at beginning of period                                            1,287                773
    Other comprehensive income (loss):
      Change in net unrealized gains on
        available-for-sale securities                                          (457)             1,079
      Change in net unrealized gains on
        interest rate SWAP contract                                             325                 --
      Reclassification adjustment for securities
        gains included in net income                                           (475)              (229)
      Income tax effects                                                        240               (321)
                                                                            -------            -------
    Balance at end of period                                                    920              1,302
                                                                            -------            -------

Total Stockholders' Equity                                                  $25,836            $25,844
                                                                            -------            -------
                                                                            -------            -------

            See Notes to Unaudited Consolidated Financial Statements

                         BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                             2003                2002
                                                                             ----                ----
                                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $    966            $  1,049
     Adjustments to reconcile net income to net cash
          provided by operating activities:
     Depreciation and amortization                                              931                 939
     Provision for loan losses                                                  508                 683
     Gain on sale of loans                                                     (459)               (221)
     FHLB stock dividends                                                      (202)                (92)
     Amortization of premiums on securities, net                                744                 105
     Securities gains, net                                                     (475)               (229)
     Decrease (increase) in accrued interest receivable                         201                 (22)
     Decrease in accrued interest payable                                       (44)               (182)
     Decrease (increase) in other assets                                       (503)                549
     Decrease in other liabilities                                             (631)               (182)
                                                                           --------            --------
     Net cash provided by operations before
       loan originations and sales                                            1,036               2,397
     Origination of loans for sale                                          (24,385)            (18,094)
     Proceeds from sale of loans                                             26,550              18,468
                                                                           --------            --------
     Net cash provided by operating activities                                3,201               2,771
                                                                           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in interest-bearing deposits in banks                       6,184               7,521
     Net decrease in federal funds sold and securities
        purchased under agreements to resell                                 13,120              12,409
     Proceeds from sales of available-for-sale securities                    33,631               8,523
     Proceeds from maturities and calls of available-for-sale securities     34,096               7,886
     Proceeds from maturities and calls of held-to-maturity securities        4,553               2,914
     Purchase of available-for-sale securities                              (82,773)            (46,757)
     Purchase of held-to-maturity securities                                   (284)             (3,522)
     Net decrease (increase) in loans                                       (11,481)             16,547
     Purchase of bank owned life insurance                                       --              (5,000)
     Net cash used in acquisition                                            (4,533)                 --
     Proceeds from the sale of office buildings, equipment, and
          other real estate owned                                               369                 430
     Purchase of office buildings and equipment, net                           (910)               (669)
                                                                           --------            --------
     Net cash provided by (used in) investing activities                     (8,028)                282
                                                                           --------            --------

            See Notes to Unaudited Consolidated Financial Statements

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                             2003                2002
                                                                             ----                ----
                                                                               (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in deposits                                              $(10,141)           $ (9,654)
     Dividends paid                                                            (679)               (657)
     Proceeds from other borrowings                                          15,500                  --
     Payments on other borrowings                                              (300)            (12,488)
     Net increase in short-term borrowings                                    5,030              18,281
     Proceeds from exercise of stock options                                     97               1,153
     Sale of treasury stock                                                      --                  41
                                                                           --------            --------
     Net cash provided by (used in) financing activities                      9,507              (3,324)
                                                                           --------            --------
     Net increase (decrease) in cash and due from banks                       4,680                (271)

CASH AND DUE FROM BANKS:
     Beginning                                                               12,572              11,746
                                                                           --------            --------

     Ending                                                                $ 17,252            $ 11,475
                                                                           --------            --------
                                                                           --------            --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (refunded) during the period for:
          Interest                                                         $  5,688            $  6,586
          Income taxes                                                     $    (21)           $    (50)

SUPPLEMENTAL SCHEDULES OF NON-CASH INVESTING
     ACTIVITIES:
     Change in accumulated other comprehensive income:
          Unrealized gains (losses) on available-for-sale securities, net  $   (581)           $    529
          Unrealized gains (losses) on interest rate SWAP contract, net    $    214            $     --
     Other assets acquired in settlement of loans                          $    273            $    335

            See Notes to Unaudited Consolidated Financial Statements

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

SUPPLEMENTAL SCHEDULES OF NON-CASH INVESTING ACTIVITIES
(CONTINUED):

Acquisition of DunC Corp.

Assets acquired:

Cash and due from banks                                                $ 2,686
Federal funds sold                                                       9,572
Interest-bearing deposits in banks                                       1,391
Available-for-sale securities                                           11,104
Loans                                                                   45,892
Office buildings and equipment, net                                      2,741
Intangible assets                                                        3,069
Other assets                                                             1,271
                                                                       -------

Total assets                                                           $77,726
                                                                       -------

Liabilities assumed:

Deposits                                                               $64,237
Borrowings                                                               3,631
Other liabilities                                                        1,401
                                                                       -------

Total liabilities                                                      $69,269
                                                                       -------

Net assets acquired                                                    $ 8,457
                                                                       -------
                                                                       -------

Cash paid                                                              $ 7,223
                                                                       -------
Cash acquired:
   DunC Corp.                                                                4
   First Banc bc                                                         2,686
                                                                       -------

Total cash received                                                    $ 2,690
                                                                       -------

Net cash used in acquisition                                           $ 4,533
                                                                       -------
                                                                       -------

            See Notes to Unaudited Consolidated Financial Statements

                    BLACKHAWK BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

Note 1. General:

        The unaudited consolidated financial statements include the accounts of Blackhawk Bancorp, Inc. and its subsidiaries. Effective September 30, 2003, Blackhawk Bancorp, Inc. acquired the assets of DunC Corp and its subsidiary, First Bank bc., in a transaction accounted for as a purchase. The assets and liabilities of those acquired companies have been included in the September 30, 2003 Unaudited Consolidated Balance Sheet of Blackhawk Bancorp, Inc.

        In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

        Stock-Based Compensation Plan:  At September 30, 2003, the Company had
        -----------------------------
        a stock-based director, key officer and employee compensation plan.
        The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The table on the following page illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(Dollars in thousands, except per share data)                Three Months Ended
                                                                September 30,
                                                              2003         2002
                                                              ----         ----

Net income, as reported                                      $ 238        $ 302
Deduct total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                           (29)         (19)
                                                             -----        -----

PRO FORMA NET INCOME                                         $ 209        $ 283
                                                             -----        -----
                                                             -----        -----

Earnings per share:
   Basic:
     As reported                                             $0.09        $0.12
     Pro forma                                                0.08         0.11

   Diluted:
     As reported                                              0.09         0.12
     Pro forma                                                0.08         0.11


(Dollars in thousands, except per share data)                 Nine Months Ended
                                                                September 30,
                                                              2003         2002
                                                              ----         ----

Net income, as reported                                      $ 966       $1,049
Deduct total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                           (71)         (56)
                                                             -----       ------

PRO FORMA NET INCOME                                         $ 895       $  993
                                                             -----       ------
                                                             -----       ------

Earnings per share:
   Basic:
     As reported                                             $0.38       $ 0.43
     Pro forma                                                0.36         0.40

   Diluted:
     As reported                                              0.38         0.43
     Pro forma                                                0.35         0.40


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

Note 2. Allowance for Loan Losses

        A summary of transactions in the allowance for loan losses is as follows:

                                                        THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        ------------------
                                                      (Dollars in thousands)
                                                       2003             2002
                                                       ----             ----

        Balance at beginning of period                $2,342           $2,519
        Reserve acquired in merger                       889               --
        Provision charged to expense                     142              422
        Loans charged off                                105              237
        Recoveries                                        37                2
                                                      ------           ------
        Balance at end of period                      $3,305           $2,706
                                                      ------           ------
                                                      ------           ------

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        -----------------
                                                      (Dollars in thousands)
                                                        2003             2002
                                                        ----             ----
        Balance at beginning of period                $2,079           $2,404
        Reserve acquired in merger                       889               --
        Provision charged to expense                     508              683
        Loans charged off                                353              419
        Recoveries                                       182               38
                                                      ------           ------
        Balance at end of period                      $3,305           $2,706
                                                      ------           ------
                                                      ------           ------

Note 3. Earnings per Share

        Presented below are the calculations for basic and diluted earnings per share:

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                               2003           2002           2003           2002
        Basic:                                                 ----           ----           ----           ----
        Net income available to common stockholders         $  238,000     $  302,000     $  966,000     $1,049,000
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
        Weighted average shares outstanding                  2,520,443      2,503,832      2,517,250      2,455,923
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
        Basic earnings per share                            $     0.09     $     0.12     $     0.38     $     0.43
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

        Diluted:
        Net income available to common stockholders         $  238,000     $  302,000     $  966,000     $1,049,000
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
        Weighted average shares outstanding                  2,520,443      2,503,832      2,517,250      2,455,923
        Effect of dilutive stock options outstanding            14,126          6,176         14,126          6,176
                                                            ----------     ----------     ----------     ----------
        Diluted weighted average shares outstanding          2,534,569      2,510,008      2,531,376      2,462,099
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
        Diluted earnings per share                          $     0.09     $     0.12     $     0.38     $     0.43
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

Note 4. Derivative Instrument

        During June, 2003, the Company entered into an interest rate swap transaction, which resulted in the Company converting its $7,000,000 of variable rate Company Obligated Mandatorily Redeemable Preferred Securities into fixed rate debt. This swap transaction requires the payment of interest by the Company at a fixed rate equal to 2.47% using an actual/360 day basis. In turn the Company receives a variable rate interest payment based on the 90 day LIBOR rate adjusted quarterly.

        Summary information about the interest rate swap at September 30 is as follows:


                                                       2003               2002
                                                       ----               ----
                                                        (Dollars in thousands)
        Notional amount                              $7,000                 --
        Weighted average fixed rate                   2.51%                 --
        Weighted average variable rate                1.16%                 --
        Weighted average maturity                4.25 years                 --
        Fair value                                     $325                 --

Note 5. Acquisition of DunC Corp.

        As more fully described in Item 2 of this report under the caption "Acquisition or Disposition of Assets", Blackhawk Bancorp, Inc. acquired DunC Corp on September 30, 2003 in a transaction accounted for as a purchase. The assets and liabilities of DunC Corp., valued at fair market value, on the date of acquisition, September 30, 2003, were included in the unaudited consolidated balance sheet of Blackhawk Bancorp, Inc. and Subsidiaries at September 30, 2003. Since the transaction was accounted for as a purchased no amounts have been included in the unaudited consolidated statement of income for either of the periods presented.

Note 6. Recent Accounting Developments

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

        FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." establishes accounting guidance for consolidation of variable interest entities
        (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, on October 8, 2003, the Financial Accounting Standards Board
        (FASB) deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

        The interpretations of FIN 46 and its application to various transaction types and structures are evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Corporation's financial statements. The Corporation currently consolidates its VIE, Blackhawk Statutory Trust I, in its unaudited consolidated financial statements and treats its Trust Preferred Securities as debt.

Note 7. Recent Regulatory Developments

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

                     ACQUISITION OR DISPOSITION OF ASSETS

On September 30, 2003 (the "Effective Date"), Blackhawk Bancorp, Inc., (the "Corporation") consummated its acquisition of DunC Corp. ("DunC"), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and DunC's wholly owned subsidiary, First Bank, bc ("First Bank"), an Illinois state bank.

The Corporation acquired DunC and First Bank pursuant to an Agreement and Plan of Merger dated as of March 17, 2003 (the "Merger Agreement"), between the Corporation, DunC Merger Corporation ("Merger Corp"), a wholly owned subsidiary of the Corporation, and DunC through a series of mergers.

Pursuant to the Merger Agreement, Merger Corp was merged with and into DunC at the close of business on the Effective Date, and DunC became a wholly owned subsidiary of the Corporation. The merger consideration was cash in the aggregate amount of $7,222,941, which was paid to former DunC shareholders. The price paid by the Corporation for the DunC common stock was arrived at through arms-length negotiations.

The terms of the merger of Merger Corp with and into DunC are described more fully in the Merger Agreement filed as Exhibit 2.1 to the Corporation's Form 10-QSB for the quarterly period ended March 31, 2003, which is incorporated herein by reference. The description of the transaction set forth above is qualified in its entirety by the terms set forth in the Merger Agreement.

Immediately following the merger of Merger Corp into DunC, DunC merged with and into the Corporation, and First Bank merged with and into Blackhawk State Bank, a wholly owned subsidiary of the Corporation. As a result of these mergers the Corporation and Blackhawk State Bank were the surviving entities, and DunC and First Bank ceased to exist.

The merger consideration paid to the former shareholders of DunC was funded through a term loan with U.S. Bank National Association, Milwaukee, Wisconsin. The term loan for $7.5 million was entered into in the ordinary course of business and on terms commensurate with prevailing market conditions on September 26, 2003. The term loan matures on September 26, 2008. A copy of the term loan agreement was filed as an exhibit on the Corporation's Current Report on Form 8-K dated September 30, 2003 and is incorporated herein by reference.

The merger was accounted for as a purchase. The assets of the acquired companies (as detailed on page 10 of this report on Form 10-QSB) are included in the September 30, 2003 Unaudited Consolidated Balance Sheet. The results of operations subsequent to the acquisition date will be reflected in future filings.

                            RESULTS OF OPERATIONS

The company reported net income of $238,000 for the three months ended September 30, 2003, a decrease of $64,000 or 21.2% from the $302,000 reported for the same three month period in 2002. Net income for the nine month period ended September 30, 2003 was $966,000, a decrease of $83,000, or 7.9% from the $1,049,000 reported for the same period in 2002.

Diluted earnings per share were $0.09 and $0.38 for the three and nine months ended September 30, 2003, respectively, compared to $0.12 and $0.43 for the same periods in 2002. This represents a decrease of 25.0% and 11.6% for the three month and nine month periods, respectively.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the primary source of the company's earnings. All discussions of interest income amounts and rates are on a tax-equivalent basis, which accounts for income earned on loans and securities that are not fully subject to income taxes as if they were fully subject to income taxes. The following table sets forth the company's consolidated average balances of assets, liabilities and stockholders' equity, interest income and expense on related items, and the company's average rate for the three and nine month periods ended September 30, 2003 and 2002. The tax-equivalent yield calculations assume a Federal Tax Rate of 34%:

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES


(yields on a tax-equivalent basis)                    Three Months ended                 Three Months ended
                                                      September 30, 2003                 September 30, 2002
                                                ------------------------------     ------------------------------
                                                Average                Average     Average                Average
                                                Balance     Interest     Rate      Balance    Interest      Rate
                                                -------     --------   -------     -------    --------    -------
INTEREST EARNING ASSETS:
  Interest-bearing deposits
    in banks                                   $  2,548      $   14      2.18%    $    987    $     6      2.41%
  Federal funds sold &
    securities purchased under
    agreements to resell                          2,047           5       .97%       9,687         59      2.42%
  Investment securities:
    Taxable investment securities                92,312         745      3.20%      77,182        946      4.86%
    Tax-exempt investment
      securities                                 29,560         433      5.81%      19,784        318      6.38%
                                               --------      ------      -----    --------     ------      -----
        Total investment securities             121,872       1,178      3.83%      96,966      1,264      5.17%
  Loans                                         192,758       2,994      6.16%     193,773      3,609      7.39%
                                               --------      ------      -----    --------     ------      -----

TOTAL EARNING ASSETS                           $319,225      $4,191      5.21%    $301,413     $4,938      6.50%
                                                             ------      -----                 ------      -----
  Allowance for loan losses                      (2,402)                            (2,491)
  Cash and due from banks                        11,287                             10,569
  Other assets                                   21,093                             17,013
                                               --------                           --------
TOTAL ASSETS                                   $349,203                           $326,504
                                               --------                           --------
                                               --------                           --------

INTEREST BEARING LIABILITIES:
  Interest bearing checking accounts           $ 36,396      $   62       .68%    $ 32,461     $   86      1.05%
  Savings deposits                               54,793          93       .67%      53,901        153      1.13%
  Time deposits                                 130,867       1,025      3.11%     123,716      1,220      3.91%
                                               --------      ------      -----    --------     ------      -----
    Total interest bearing deposits             222,056       1,180      2.11%     210,078      1,459      2.76%
  Short-term borrowings                          11,254          20       .71%      18,405         89      1.92%
  Long-term borrowings                           48,388         549      4.50%      39,442        533      5.36%
  Trust preferred securities                      7,000         102      5.78%         -0-        -0-       -0-%
                                               --------      ------      -----    --------     ------      -----
TOTAL INTEREST-BEARING LIABILITIES             $288,698      $1,851      2.54%    $267,925     $2,081      3.08%
                                                             ------      -----                 ------      -----


NET INTEREST SPREAD                                                      2.66%                             3.42%
                                                                         -----                             -----
                                                                         -----                             -----

  Noninterest bearing deposits                   32,998                             30,641
  Other liabilities                               1,809                              2,217
                                               --------                           --------
  Total liabilities                             323,505                            300,783
  Stockholders' equity                           25,698                             25,721
                                               --------                           --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $349,203                           $326,504
                                               --------                           --------
                                               --------                           --------

NET INTEREST MARGIN                                          $2,340      2.91%                 $2,857      3.76%
                                                             ------      -----                 ------      -----
                                                             ------      -----                 ------      -----

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES


(yields on a tax-equivalent basis)                    Nine Months ended                  Nine Months ended
                                                      September 30, 2003                 September 30, 2002
                                                ------------------------------     ------------------------------
                                                Average                Average     Average                Average
                                                Balance     Interest     Rate      Balance    Interest      Rate
                                                -------     --------   -------     -------    --------    -------

INTEREST EARNING ASSETS:
  Interest-bearing deposits
      in banks                                 $  2,035     $    31     2.04%     $  2,880     $    40     1.86%
  Federal funds sold &
      securities purchased under
      agreements to resell                        4,053          54     1.78%        7,345         109     1.98%
  Investment securities:
     Taxable investment securities               91,702       2,602     3.79%       66,734       2,559     5.13%
     Tax-exempt investment securities
                                                 27,658       1,242     6.00%       19,564         949     6.49%
                                               --------     -------     -----     --------     -------     -----
        Total investment securities             119,360       3,844     4.31%       86,298       3,508     5.43%
  Loans                                         186,262       9,262     6.65%      197,863      11,192     7.56%
                                               --------     -------     -----     --------     -------     -----

TOTAL EARNING ASSETS                           $311,710     $13,191     5.66%     $294,386     $14,849     6.74%
                                                            -------     -----                  -------     -----
  Allowance for loan losses                      (2,276)                            (2,509)
  Cash and due from banks                        11,004                             10,070
  Other assets                                   21,372                             17,153
                                               --------                           --------
TOTAL ASSETS                                   $341,810                           $319,100
                                               --------                           --------
                                               --------                           --------

INTEREST BEARING LIABILITIES:
  Interest bearing checking accounts           $ 37,800     $   224      .79%     $ 32,255     $   259     1.07%
  Savings deposits                               53,953         305      .76%       53,820         474     1.18%
  Time deposits                                 125,995       3,147     3.34%      122,201       3,834     4.19%
                                               --------     -------     -----     --------     -------     -----
      Total interest bearing deposits           217,748       3,676     2.26%      208,276       4,567     2.93%
   Short-term borrowings                         12,384          96     1.04%       13,053         184     1.88%
   Long-term borrowings                          44,448       1,584     4.76%       41,035       1,652     5.38%
   Trust preferred securities                     7,000         265     5.06%          -0-         -0-      -0-%
                                               --------     -------     -----     --------     -------     -----
TOTAL INTEREST-BEARING
  LIABILITIES                                  $281,580     $ 5,621     2.67%     $262,364     $ 6,403     3.26%
                                                            -------     -----                  -------     -----

NET INTEREST SPREAD                                                     2.99%                              3.48%
                                                                        -----                              -----
                                                                        -----                              -----
  Noninterest bearing deposits                   32,445                             29,725
  Other liabilities                               1,966                              2,162
                                               --------                           --------
  Total liabilities                             315,991                            294,251
  Stockholders' equity                           25,819                             24,849
                                               --------                           --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $341,810                           $319,100
                                               --------                           --------
                                               --------                           --------

NET INTEREST MARGIN                                         $ 7,570     3.25%                  $ 8,446     3.84%
                                                            -------     -----                  -------     -----
                                                            -------     -----                  -------     -----

Net interest income decreased by $517,000, or 18.1%, to $2,340,000 for the quarter ended September 30, 2003, compared to $2,857,000 for the comparable period in 2002. On a year to date basis net interest income decreased by $876,000, or 10.4%, to $7,570,000 compared to $8,446,000 for the first nine months of 2002. These decreases are primarily due to decreases in yields on interest earning assets, which were only partially offset with decreases in costs of interest bearing liabilities. The net interest margin, which is the tax equivalent net interest income divided by average interest earning assets was 2.91% and 3.25% for the three and nine month periods ended September 30, 2003. The third quarter net interest margin represents an 85 basis point decrease compared to the 2002 third quarter net interest margin of 3.76%. The year to date net interest margin of 3.25% represents a 59 basis point decrease compared to the 3.84% net interest margin realized for the same period in 2002.

For the three months ended September 30, 2003, total interest income decreased by $747,000, or 15.1%, to $4,191,000 compared to $4,938,000 for the same period in 2002. The decrease in interest income is due to a 129 basis point decrease in the yield on average earning assets to 5.21% for the third quarter of 2003, compared to 6.50% for the same period in 2002. The decrease in the yield on average earning assets for the third quarter of 2003 compared to the third quarter of 2002 is offset by a $17,812,000 increase in average earning assets. For the nine months ended September 30, 2003, total interest income decreased by $1,658,000, or 11.2%, to $13,191,000 compared to $14,849,000 for the same period in 2002. The decrease in interest income is due to a 108 basis point decrease in the yield on average earning assets to 5.66% compared to 6.74% for the same period in 2002 partially offset by a 5.9% increase in average earning assets. The decrease in yield on average earning assets for the three months ended September 30, 2003 reflects the investment of available liquidity into lower yielding investment securities and the continued re-pricing of loans and investments in this historically low interest rate environment.

Interest income on loans decreased 17.0% to $2,994,000 for the third quarter of 2003 compared to $3,609,000 for the same period in 2002. This decrease primarily is due to lower rates earned on the bank's loans due to continued repricing and the sustained low interest rate environment. Average loans outstanding for the three months ended September 30, 2003 decreased .5% compared to the same period in 2002. Interest and fees on loans decreased 17.2% to $9,262,000 for the nine months ended September 30, 2003 compared to $11,192,000 in same period of 2002. This decrease was the result of an $11,601,000 or 5.9% decrease in average loans outstanding and a 91 basis point decrease in yield on the portfolio. The decrease in average loans outstanding for the nine month period ended September 30, 2003 compared to the same period in 2002 is largely attributable to the refinancing activity in the residential real estate market, weak commercial and consumer loan demand and competitive pricing pressure for quality credits.

Interest income on taxable securities deincreased by $201,000 or 21.2% in the third quarter of 2003 to $745,000 compared to $946,000 for the same period in 2002. The average balances of taxable investment securities increased 19.6% to $92,312,000 for the quarter ended September 30, 2003 compared to $77,182,000 for the same period in the prior year. However, the yield on average taxable investment securities decreased 166 basis points to 3.20% for the third quarter of 2003 compared to 4.86% for the third quarter of 2002. Interest income on taxable securities increased by $43,000, or 1.7%, in the first nine months of 2003 to $2,602,000 from $2,559,000 for the same period in 2002. Average balances of taxable investment securities increased 37.4% to $91,702,000 for the nine months ended September 30, 2003 compared to $66,734,000 for the same period in the prior year. The increase in average balances outstanding was offset by a decrease of 134 basis points in average yield to 3.79% for the first nine months of 2003 compared to 5.13% for the first nine months of 2002. The decrease in the yield on taxable investments for the three and nine months ended September 30, 2003 compared to the same periods a year ago is primarily due to the investment of proceeds from the maturity and sale of investments and additional liquidity into the investment portfolio during the historically low interest rate environment. The yield was further impacted by accelerated amortization of purchase premium on mortgage-backed securities and collateralized mortgage obligations due to increased prepayment speeds on the underlying collateral.

Tax exempt investment securities increased $9,776,000, or 49.4% to an average balance of $29,560,000 for the three months ended September 30, 2003 compared to $19,784,000 for the same period in 2002. Interest income on tax exempt securities increased $115,000 or 36.2% to $433,000 for the third quarter of 2003 compared to $318,000 for the third quarter of 2002. Average tax exempt securities increased to $27,658,000 for the nine months ended September 30, 2003 compared to $19,564,000 for the same period in 2002 and their average tax equivalent yield decreased from 6.49% for the nine months ended September 30, 2002 to 6.00% for the same period in 2003.

Interest from fed funds sold and securities purchased under agreements to resell decreased to $5,000 and $54,000 for the three and nine month periods ended September 30, 2003, respectively, compared to $59,000 and $109,000 during the same periods in 2002. The quarterly and year to date decreases in interest on fed funds sold and securities purchased under agreements to resell were due to lower market rates and lower average balances outstanding.

Total interest expense decreased by $230,000, or 11.1%, to $1,851,000 for the three months ended September 30, 2003 compared to $2,081,000 for the same period in 2002. For the nine months ended September 30, 2003 total interest expense decreased by $782,000, or 12.2%, to $5,621,000 compared to $6,403,000 for the same period in 2002. The decrease in total interest expense is the result of the aforementioned lower interest rate environment offset by higher average balances outstanding.

While interest paid on deposits decreased $279,000, or 19.1% to $1,180,000 during the three months ended September 30, 2003 compared to $1,459,000 for the same period in 2002, average interest bearing deposits increased $11,978,000 quarter over quarter. Year to date interest paid on deposits decreased $891,000, or 19.5% to $3,676,000 compared to $4,567,000 for the same period in 2002 while average total interest bearing deposits increased by $9,472,000.

Interest on short-term borrowings decreased $69,000 to $20,000 for the three months ended September 30, 2003 compared to $89,000 for the same period in 2002. For the nine months ended September 30, 2003 interest on short-term borrowings decreased $88,000 to $96,000 compared to $184,000 for the same period in 2002. Both decreases are the result of lower average balances outstanding in 2003 coupled with the lower interest rate environment in 2003 compared to 2002. They also reflect the liquidation of the holding company's bank line of credit during December 2002 coincident with the issuance of the company's Trust Preferred Securities.

Interest expense on long-term borrowings increased $16,000 to $549,000 for the three months ended September 30, 2003 compared to $533,000 for the third quarter of 2002. The increase is primarily the result of additional Federal Home Loan Bank advances in 2003, at lower market interest rates, offset by the pay-off of the bank debt of Blackhawk Bancorp, Inc. during December, 2002 co-incident with the issuance of the company's Trust Preferred Securities. Interest expense on long-term borrowings decreased $68,000 to $1,584,000 for the nine months ended September 30, 2003 compared to $1,652,000 for the third quarter of 2002 primarily from the liquidation of the holding company debt in December 2002 offset by additional interest, at lower market rates, on additional Federal Home Loan Bank advances outstanding in 2003.

PROVISION FOR LOAN LOSSES

The provision for loan losses (provision) is an amount added to the allowance for loan losses (allowance) to provide for the known and estimated amount of loans that will not be collected. Actual loan losses are charged against (reduce) the allowance when management believes that the collection of principal will not occur. Subsequent recoveries of amounts previously charged to the allowance, if any, are credited to (increase) the allowance. Management determines the appropriate provision based upon a number of criteria, including a detailed evaluation of certain credits, historical performance, economic conditions and overall quality of the loan portfolio. The provision was $142,000 in the third quarter of 2003, a decrease of $280,000 or 66.4% from the $422,000 in the third quarter of 2002. The bank provided an additional provision of $300,000 during the third quarter of 2002 to adequately value its loan portfolio for problem loans identified during the quarter. For the first nine months of 2003, the provision was $508,000 compared to $683,000 during the same time period a year ago.

Activity in the allowance for loan losses is detailed in footnote 2 to the unaudited consolidated financial statements. Charge-offs, net of recoveries for the third quarter of 2003 decreased by $167,000 to net charge-offs of $68,000 compared to net charge-offs of $235,000 for the third quarter of 2002. Year to date net charge-offs decreased $210,000 or 55.1% to $171,000 compared to $381,000 for the first nine months of 2002.

The ratio of the allowance to total loans was 1.35% at September 30, 2003 compared to 1.10% at December 31, 2002. The allowance for loan losses totaled $3,305,000 at September 30, 2003 and included $889,000, which was acquired as part of the DunC Corp. and First Bank, bc acquisition.

NONINTEREST INCOME

Total noninterest income increased $126,000, or 18.0%, to $827,000 for the three months ended September 30, 2003 compared to $701,000 for the same period in 2002. Year to date total noninterest income increased $532,000, or 24.0%, to $2,745,000 compared to $2,213,000 for the same period in 2002.

Service charges on deposit accounts totaled $372,000 for the quarter ended September 30, 2003 compared to $396,000 for the third quarter of 2002. The decrease is primarily due to lower overdraft fees collected which decreased by $22,000 or 8.6% to $235,000 for the quarter ended September 30, 2003 compared to $257,000 for the third quarter of 2002. Year to date service charges on deposits decreased $70,000, or 6.1%, to $1,072,000 compared to $1,142,000 in the prior year primarily due to lower levels of overdraft fees collected for the nine months ended September 30, 2003.

Gain on the sale of mortgage loans increased $63,000 or 66.3% to $158,000 for the third quarter of 2003 compared to the $95,000 of gains recognized during the third quarter of 2002. The increase was primarily due to higher volumes sold during the third quarter of 2003. In the third quarter of 2003, $9,842,000 of loans were sold to the secondary market compared to $6,242,000 for the same period in 2002. Year to date gain on sale of mortgage loans increased $238,000 or 107.7% to $459,000 compared to $221,000 for the same period in 2002. The increase is due to a higher volume of loans sold and higher margins. The average gain in 2003 was 1.73% on $26,550,000 in loans sold to the secondary market compared to an average gain of 1.20% on the $18,468,000 of loans sold in the same period in 2002. The level of gains realized is dependent on market interest rates which impacts the level of home loan refinancings. Should market interest rates increase from their current 45-year historical lows, the amount of loans sold to the secondary market and the level of gains realized is anticipated to decrease.

The Company recognized $50,000 in securities gains in the third quarter of 2003. No gains were recognized in the third quarter of 2002. Year to date the company has realized $475,000 in securities gains, a $246,000 or 107.4% increase over the $229,000 realized for the nine months ended September 30, 2002.

Other noninterest income increased $37,000 or 17.6% to $247,000 for the quarter ended September 30, 2003 compared to $210,000 for the third quarter of 2002. The increase is primarily due to additional income on the bank's investment in bank owned life insurance. The increase in the cash surrender value of life insurance increased by $68,000 in the third quarter of 2003 compared to the third quarter of 2002. The bank invested $5,000,000 in bank owned life insurance on September 30, 2002. Year to date other noninterest income increased by $118,000 or 19.0% to $739,000 for the nine months ended September 30, 2003 from $621,000 for the nine months ended September 30, 2002. The year to date increase is due to an increase in cash surrender value of bank owned life insurance of $203,000 offset by a 32.9% decrease in brokerage and annuity commissions realized in 2003 from $130,000 in 2002 to $87,000 in 2003.

NONINTEREST EXPENSES

Total operating expenses increased $29,000, or 1.1%, to $2,669,000 for the three months ended September 30, 2003 compared to $2,640,000 for the same period in 2002. The third quarter of 2002 included a reversal of $157,000 in accrued vacation as a result of a change in the company's vacation policy. Excluding this non-recurring item, operating expenses decreased by $128,000 for the quarter. The decrease in operating expenses, net of the non-recurring item, reflects senior management's efforts to control discretionary spending to offset lower net interest margin. For the first nine months of 2002 total operating expenses increased $128,000, or 1.5%, to $8,388,000 compared to $8,260,000 for the same period in 2002. Adjusting for the one time year to date impact on the 2002 change in vacation policy of $145,000, operating expenses decreased by $17,000 year over year.

Salaries and employee benefits for 2002 included the one time adjustment, due to the change in the company's vacation policy, of $157,000 and $145,000 for the three and nine months ended September 30, 2003. Excluding this adjustment, salaries and employee benefits decreased $68,000 or 4.9% to $1,322,000 for the quarter ended September 30, 2003, compared to $1,390,000 for the third quarter of 2002. For the first nine months of 2002 total salaries and employee benefits increased $31,000 or 0.8% to $4,140,000 compared to $4,109,000 for the same period in 2002.

Occupancy expenses for the three months ended September 30, 2003 decreased to $172,000 from $193,000 for the third quarter of 2002 primarily due to lower maintenance costs and the closure of the Wal-Mart branch. Occupancy expenses for the nine months ended September 30, 2003 decreased to $541,000 compared to $641,000 for the same period in 2002 primarily as a result of the one time charge in 2002 of $75,000 due to the closure of the company's Wal-Mart branch and the reduction in rent expense for the closed branch.

Furniture and equipment expenses decreased $23,000 or 10.2% to $202,000 for the quarter ended September 30, 2003 compared to $225,000 for the same quarter in 2002 primarily due to lower depreciation on computer equipment. For the first nine months of 2002 furniture and equipment expense increased $9,000, or 1.4%, to $663,000 compared to $654,000 for the same period in 2002.

Data processing costs increased $37,000, or 20.1%, to $221,000 for the quarter ended September 30, 2003 and $49,000, or 8.6%, to $663,000 for the nine months ended September 30, 2003. These increases reflect increases in core processing costs and the outsourcing of certain network administration and support functions midway through 2003.

Advertising and marketing costs decreased $46,000, or 49.5% to $47,000 for the third quarter of 2003 compared to $93,000 for the same period in 2002. Year to date advertising and marketing costs decreased $2,000, or 0.8% to 254,000 from $256,000. The third quarter decrease is primarily due to the timing of expenses as a number of major marketing campaigns occurred during the second quarter of 2003.

Transportation and postage increased $4,000 or 4.0% to $105,000 for the third quarter of 2003 compared to $101,000 for the third quarter of 2002. For the first nine months of 2003 transportation and postage increased $35,000 or 12.4% to $317,000 compared to $282,000 for the same period in 2002. The increase is primarily due to additional costs from an expansion of the bank's courier program in 2003 and increased communication with customers regarding the acquisition of DunC Corp. and First Bank, bc..

Other noninterest expenses increased $4,000 or 1.4% to $281,000 for the three months ended September 30, 2003 compared to $277,000 for the same period a
year ago.   For  the first  nine months  of 2003  other noninterest  expenses decreased $29,000  or 3.5%  to $805,000  compared  to $834,000  for the  same period in 2002. Other noninterest expenses in 2002 included $117,000 of charges to accrue severance payments for executive officers that left the company in 2002 partially offset by an $87,000 credit from adjustment of stale reconciling items.

Income taxes decreased $115,000, or 135.3%, to a tax benefit of $30,000 for the three months ended September 30, 2003 from income taxes of $85,000 for the same period in 2002. For the nine months ended September 30, 2003 income taxes decreased $310,000, or 90.9%, to $31,000 from $341,000 for the same period in 2002. The decrease reflects greater tax efficiency brought about by an increase in non-taxable interest from the municipal bond portfolio and the purchase of bank owned life insurance on September 30, 2002 and the lower level of pre-tax income in 2003.

                             BALANCE SHEET ANALYSIS

OVERVIEW

Total assets increased to $431,820,000 at September 30, 2003, including $77,726,000 in assets acquired from First Bank, compared to assets of $352,377,000 at December 31, 2002, an increase of 22.5%. The December 31, 2002 balance sheet included short-term year-end deposits of $18,600,000, which were invested in federal funds sold and interest bearing deposits in banks at December 31, 2002. Excluding these deposits, total assets increased 29.4% from December 31, 2002 to September 30, 2003.

LOANS

Gross loans increased $56,113,000, or 29.8%, to $244,492,000 on September 30, 2003, including gross loans of $46,781,000 received in the First Bank acquisition, compared to $188,379,000 on December 31, 2002. The composition of loans is shown in the following table:

                                                                               As a % of Total Loans
                             September 30,    December 31,    Change in    September 30,    December 31,
                                 2003             2002         Balance         2003            2002
                             -------------    ------------    ---------    -------------    ------------
                                  (Dollars in millions)

Residential Real Estate         $100.9           $71.8          $29.1          41.3%           38.1%
Commercial Real Estate          $ 70.5           $59.0          $11.5          28.8%           31.4%
Construction and Land
   Development                  $ 12.3           $ 6.4          $ 5.9           5.0%            3.4%
Commercial                      $ 37.5           $28.3          $ 9.2          15.3%           15.0%
Consumer                        $ 21.3           $22.3         ($ 1.0)          8.7%           11.8%
Other                           $  2.0           $ 0.6          $ 1.4           0.9%            0.3%

The historically low interest rate environment has led to substantial prepayments on the company's 1-4 family residential real estate loan portfolio. To offset this loan run-off, the bank has retained new adjustable and fixed rate mortgages with lives of 15 years or less. This has lead to an increase of $15,900,000 or 22.1% in residential real estate loans, exclusive of the First Bank acquisition, for the nine months ended September 30, 2003. This increase has partially offset decreases, exclusive of the First Bank acquisition, of $3,800,000 in Commercial and Commercial Real Estate loans and $4,800,000 in Consumer loans over the same period. In addition, the company's focus on relationship banking has resulted in the subsidiary bank not pursuing certain "transactions" that may have resulted in increased loan balances, but offered no opportunity to form other relationships with the client.

NON-PERFORMING LOANS

Non-performing loans includes loans which have been categorized by management as non-accruing because collection of interest is not assured, and loans which are past-due ninety days or more as to interest and/or principal payments.

The following summarizes information concerning non-performing loans:

                                                  SEPTEMBER 30,    DECEMBER 31,
     (Dollars in thousands)                           2003            2002
                                                  -------------    ------------
     Non-accruing loans                              $3,668          $2,560
     Past due 90 days or more and still accruing        154              26
                                                     ------          ------
     Total non-performing loans                      $3,822          $2,586
                                                     ------          ------
                                                     ------          ------
     Restructured loans performing in accordance
     with modified terms                             $  389          $  418

ASSET QUALITY

The allowance for loan losses was $3,305,000 or 1.35% of total loans at September 30, 2003 compared to $2,079,000 or 1.10% of total loans at December 31, 2002 and includes $889,000 acquired in the First Bank acquisition. As of September 30, 2003, non-performing loans and restructured loans performing in accordance with modified terms totaled $4,211,000 compared to $3,004,000 at December 31, 2002. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Management reviews a calculation of the allowance for loan losses on a quarterly basis. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

At September 30, 2003 the allowance for loan losses to total non-performing and restructured loans equaled 78.5% compared to 69.2% at December 31, 2002. Total nonperforming and restructured loans increased by $1,207,000;$446,000 due to the First Bank acquisition and the balance as the result of two large loans. One is a commercial real estate loan and the other is a single family residence. Both loans are in foreclosure.

SHORT-TERM INVESTMENTS

Fed funds sold and securities purchased under agreements to resell decreased $3,548,000 to $9,572,000 at September 30, 2003 compared to $13,120,000 at
December 31, 2002. The decrease reflects the liquidation of short-term year-end investments on January 2, 2003 associated with the December 31, 2002 year-end deposits of $18,600,000 offset by $9,572,000 of fed funds sold acquired in the First Bank acquisition.

INVESTMENT SECURITIES

Securities available for sale increased $25,020,000, or 29.8%, to $108,917,000 at September 30, 2003 compared to $83,897,000 at December 31,
2002. $11,104,000 of the increase represents securities acquired in the First Bank acquisition. The balance of the increase in investments in securities available for sale resulted from the redeployment of short-term investments and cash flows from held to maturity securities.

DEPOSITS

Total deposits increased $54,983,000 to $318,068,000 at September 30, 2003 compared to $263,085,000 at December 31, 2002. As noted above, the Company's December 31, 2002 financial statements reflect short-term year-end interest-bearing deposits of $18,600,000. The Company assumed $13,899,000 of noninterest-bearing deposits and $50,338,000 of interest bearing deposits from First Bank bc. Excluding the short-term year-end deposits and deposits of $64,237,000 assumed in the First Bank acquisition, total deposits increased 3.8% from December 31, 2002. Excluding the First Bank bc. and short-term year-end deposits, non-interest bearing deposits decreased by $749,000 and interest bearing deposits increased by $10,095,000 at September 30, 2003 compared to December 31, 2002.

BORROWINGS

Short-term borrowings increased $5,031,000 to $18,485,000 at September 30, 2003 from $13,454,000 at year-end. The increase is due to $9,594,000 of fed funds purchased at September 30, 2003 offset by lower outstanding balances of repurchase agreements with commercial customers.

Long-term borrowings at September 30, 2003 total $57,731,000 and consist of a $7,500,000 commercial bank loan and term advances from the Federal Home Loan Bank ("FHLB"). The FHLB advances were $50,231,000 at September 30, 2003 compared to $38,900,000 at December 31, 2002 and include $3,631,000 of borrowings assumed in the First Bank acquisition. The increase reflects an additional $8,000,000 in FHLB advances net of a $300,000 repayment invested into securities during 2003 and the $7,500,000 term loan used to finance the First Bank acquisition.

STOCKHOLDERS' EQUITY

Total stockholders' equity increased $38,000 to $25,836,000 at September 30, 2003 compared to $25,798,000 at December 31, 2002. During the first nine months of 2003 additional paid in capital increased by $120,000 from stock options exercised. Accumulated other comprehensive income, which is comprised of the adjustment of securities available for sale to market value, net of tax, and the fair value of Blackhawk Bancorp, Inc.' s interest rate SWAP contract, net of tax, was $920,000 at September 30, 2003 compared to $1,287,000 at December 31, 2002. In addition the company declared three quarterly dividends of $0.09 per share on its common stock, which totaled $681,000.

The Company is subject to certain regulatory capital requirements and continues to remain in compliance with the requirements. The following table shows the company's capital ratios and regulatory requirements.

                                       September 30,  December 31,  Regulatory
                                           2003          2002      Requirements
                                       -------------  ------------ ------------
Total Capital (To Risk-Weighted Assets)    10.7%         13.9%         8.0%

Tier I Capital (To Risk-Weighted Assets)    9.5%         12.9%         4.0%

Tier I Capital (To Average Assets)          5.9%          8.3%         4.0%

The decreases in the capital ratios at September 30, 2003 compared to December 31, 2002 were due to the First Bank acquisition, which increased average assets and risk-weighted assets by $73,516,000 and $50,692,000 respectively.

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

In addition to the effect on earnings, quarterly evaluation is made to determine the change in the economic value of the equity with various changes in interest rates. This determination indicates how much the value of the assets and the value of the liabilities change with a specified change in interest rates. The net difference between the economic values of the assets and liabilities results in an economic value of equity.

During June 2003, the Company entered into an interest rate SWAP agreement related to the company obligated mandatorily redeemable preferred securities. This SWAP is utilized to manage variable interest rate exposure and is designated as a highly effective cash flow hedge. The differential to be paid or received on the SWAP agreement is accrued as interest rates change and is recognized over the life of the agreement in interest expense. The SWAP agreement expires in December 2007 and essentially fixes the rate to be paid at 5.72%. The notional amount is $7,000,000. Included in other comprehensive income is a gain of $325,000, less $111,000 of deferred income tax, relating to the fair market value of the SWAP agreement as of September 30, 2003. Risk management results for the nine months ended September 30, 2003 related to the balance sheet hedging of the company obligated mandatorily redeemable preferred securities indicate that the hedge was 100% effective and that there was no component of the derivative instrument's gain or loss which was excluded from the assessment of hedge effectiveness.

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

The following table summarizes The Company's significant contractual obligations and other potential funding needs at September 30, 2003 (in thousands):

  Year Ended       Time       Long-term     Operating
September 30,    Deposits     debt(1)<F1>     Leases        Total
-------------    --------     -----------   ---------       -----
     2004        $ 87,731       $ 7,831       $  161      $ 95,723
     2005          42,214        18,250          161        60,625
     2006           9,430         3,200          161        12,791
     2007           9,270         1,700          161        11,131
     2008           1,486        16,750          124        18,360
  Thereafter            0        17,000          934        17,934
                 --------       -------       ------      --------
    Total        $150,131       $64,731       $1,702      $216,564
                 --------       -------       ------      --------
                 --------       -------       ------      --------

Commitments to extend credit                       $ 30,965

(1)<F1> Long-term debt includes company-obligated mandatorily redeemable preferred securities.

OFF BALANCE SHEET ITEMS AND CONTINGENCIES

Off-balance sheet items consist of commitments to originate mortgage loans, unused lines of credit and standby letters of credit totaling approximately $30,965,000 as of September 30, 2003. This compares to $30,939,000 at
December 31, 2002. The Company's commitments to originate mortgage loans are on a best effort basis; therefore there are no contingent liabilities associated with them. The Bank has historically funded off-balance sheet commitments with its primary sources of funds and management anticipates that this will continue.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          None.

ITEM 2    CHANGES IN SECURITIES

          The Credit Agreement with US Bank National Association dated September 26, 2003 is hereby incorporated by reference to Blackhawk Bancorp, Inc. Current Report on Form 8-K dated September 30, 2003.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5    OTHER INFORMATION

          None.

ITEM 6.   A) EXHIBITS

          See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

          B) REPORTS ON FORM 8-K

          There were two reports on Form 8-K filed during the third quarter of 2003. A report dated August 8, 2003 disclosed the Company's second quarter 2003 results under provisions of Regulation FD. A report dated September 18, 2003 disclosed the approval of the Agreement and Plan of Merger by and among Blackhawk Bancorp, Inc. DunC Merger corporation and DunC Corp. dated as of March 17, 2003 by DunC shareholders under provisions of Regulation FD.

          In addition, a report on Form 8-K dated September 30, 2003 was filed on October 14, 2003 and provided details on the acquisition of assets from DunC Corp. This filing also included a copy of the Credit Agreement with US Bank National Association dated September 26, 2003 incorporated by reference into Part II, Item 2 of this report.


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

                                        Blackhawk Bancorp, Inc.
                                        ----------------------------------------
                                        (Registrant)

Date:  November 7, 2003                 /s/ R. Richard Bastian, III
                                        ----------------------------------------
                                        R. Richard Bastian, III
                                        President and Chief Executive Officer

                                        /s/ Todd J. James
                                        ----------------------------------------
                                        Todd J. James
                                        Executive Vice President and Chief
                                        Financial Officer

                                        /s/ Thomas L. Lepinski
                                        ----------------------------------------
                                        Thomas L. Lepinski, CPA
                                        Principal Accounting Officer

                            BLACKHAWK BANCORP, INC.

                               INDEX TO EXHIBITS


                                             Incorporated                Filed
Exhibit                                      Herein By                   Here-
Number    Description                        Reference To:               with
-------   -----------                        -------------               -----
3.1       Amended and                        Exhibit 3.1 to
          restated Articles                  Amendment No. 1 to
          of Incorporation                   Registrant's
          of the Registrant                  Registration
                                             Statement on Form
                                             S-1 (Reg. No.
                                             33-32351)

3.2       By-laws of Regis-                  Exhibit 3.2 to
          trant as amended                   Amendment No. 1 to
                                             Registrant's
                                             Registration
                                             Statement on Form
                                             S-1 (Reg. No.
                                             33-32351)

4         Credit Agreement with US Bank      Form 8-K dated September
          National Association dated         30, 2003
          September 26, 2003

31.1      Certification of Chief Executive                                 X
          Officer Pursuant to Rule 13a-14(a)/
          15d-14(a)

31.2      Certification of Chief Financial                                 X
          Officer Pursuant to Rule 13a-14(a)/
          15d-14(a)

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