Form 10KSB
period 2003-12-31
BLACKHAWK BANCORP INC
filed 2004-03-29
CIK 857853

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  For the fiscal year ended December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of
    Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
                  or any amendment to this Form 10-KSB. [   ]

      State issuer's revenues for its most recent fiscal year. $20,555,930

As of March 17, 2004, 2,526,145 shares of common stock were outstanding and the aggregate market value (based on the bid price at March 17, 2004) of the shares held by non-affiliates (excludes shares reported or beneficially owned by directors and officers - does not constitute an admission to affiliate status)
                         was approximately $24,255,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Blackhawk Bancorp, Inc.' s definitive proxy statement for its Annual
    Meeting of Stockholders, to be held on May 19, 2004, are incorporated by reference into Part III hereof.

 Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                            BLACKHAWK BANCORP, INC.

                        FORM 10-KSB - TABLE OF CONTENTS

PART I                                                                     PAGE

Item  1.  Description of Business                                            3

Item  2.  Description of Property                                            7

Item  3.  Legal Proceedings                                                  8

Item  4.  Submission of Matters to a Vote of
          Security Holders                                                   8

PART II

Item  5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities              10

Item  6.  Management's Discussion and Analysis
          or Plan of Operation                                              11

Item  7.  Financial Statements                                              36

Item  8.  Changes In and Disagreements with
          Accountants on Accounting and Financial
          Disclosure                                                        37

Item 8A.  Controls and Procedures                                           38

PART III

Item  9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange Act        39

Item 10.  Executive Compensation                                            39

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   39

Item 12.  Certain Relationships and Related
          Transactions                                                      39

Item 13.  Exhibits and Reports on Form 8-K                                  39

Item 14.  Principal Accountant Fees and Services                            40

Signatures                                                                  41

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

On September 30, 2003 the Company acquired DunC Corp. and its wholly owned subsidiary, First Bank, bc in a transaction accounted for as a purchase. The Company paid cash consideration of $7.2 million for DunC Corp. Immediately thereafter, DunC Corp was merged with and in to the Company and First Bank, bc was merged with and in to the Bank. In accordance with the requirements of purchase accounting, the operations of the acquired companies have been included with the operations of the Company since October 1, 2003. In this document, unless we specifically otherwise indicate, when we refer to "DunC" we include both DunC Corp. and First Bank, bc together. See also Item 6. "Recent Acquisition."

The Bank is a Wisconsin-chartered commercial bank operating eleven free-standing branches, three of which are in Beloit, Wisconsin and eight are located in the following cities in Illinois: Belvidere (2), Capron (1), Machesney Park (1), Oregon (1), Rochelle (1), Rockford (1) and Roscoe (1). Bank management has begun a program to evaluate the location and profitability of branch locations and has consolidated its former Beloit Wal-Mart location with the Beloit East location in 2002 and its former Belvidere North State Street location with the Belvidere West location during January 2004. The Bank has three wholly-owned subsidiaries: Nevahawk Investment, Inc. ("Nevahawk"), an investment subsidiary located in Las Vegas, Nevada; RSL, Inc. ("RSL"), which in turn owns Midland Acceptance Corporation ("MAC"), both of which are substantially inactive; and First Financial Services, Inc. ("FFSI"), whose primary activity is ownership of the closed North State Street facility.

Through its eleven locations the Bank provides various consumer banking, business banking and related financial services. Consumer banking services to individuals include demand, savings and time deposits. Consumer lending services include installment loans, mortgage loans, overdraft protection, personal lines of credit and credit cards. The Bank also provides trust and investment services through a separate department of the bank and also through a third party marketing agreement with a full service brokerage company.

Business banking services, which are provided to small business, commercial  and
governmental  organizations  include  commercial  and  commercial  real   estate
lending, deposits, cash management and letters of credit.

The Bank's primary source of revenue is interest income and fees earned on its loans and investments, net of interest paid on deposits and borrowings. Other non-interest income consists of mortgage loan sale and servicing fees, deposit service charges, trust fees, retail non-deposit investment sales income, and investment securities gains or losses.

LENDING ACTIVITIES. A significant amount of the loans in the Bank's loan portfolio are secured by residential or commercial real estate. Most of the real estate securing mortgage loans is located within thirty minutes driving distance of the Bank's offices. Commercial loans are either collateralized by non-real estate assets or are unsecured and may have fixed or variable interest rates. Consumer and installment loans are generally secured by automobiles, boats, or second liens on real estate. The Bank also offers credit cards and home equity lines of credit. The Analysis of Loan Portfolio, located in the discussion of "Loans" under Item 6 of this report, shows the changes in the types of loans from 2001 through 2003.

INVESTMENT ACTIVITIES. The Bank and its subsidiary, Nevahawk, each maintain investment portfolios, which are separately managed to provide liquidity for lending or deposit withdrawals, control interest rate risk and enhance earnings. The investments held by the Bank and Nevahawk consist primarily of U.S. government and agency securities, mutual funds, corporate bonds, mortgage-backed securities, collateralized mortgage obligations and municipal bonds or repurchase agreements backed by similar securities. The Bank's investment portfolio is managed to maintain the Bank's need for liquidity; next to generate an acceptable level of interest income from the investment portfolio; and finally to maintain the interest rate sensitivity of the Bank's net interest income at desired levels. The investment portfolio of Nevahawk is managed to generate an acceptable level of interest income; next to maintain the interest rate sensitivity of the consolidated Bank's net interest income; and finally to maintain the parent Bank's need for liquidity. As more fully discussed in Item 6 of this report, the Wisconsin Department of Revenue has instituted an audit program specifically aimed at Nevahawk. The Department may take the position that the income of Nevahawk is taxable in Wisconsin which could result in a substantial negative impact on the earnings of the Company.

DEPOSIT ACTIVITIES. Deposits are divided between interest bearing and non-interest bearing. Non-interest bearing deposits consist of checking accounts of individuals, businesses and governmental organizations. The interest-bearing deposits include savings accounts, money market deposit accounts, certificates of deposit, individual retirement accounts and NOW accounts. The aggregate balance of time deposits with balances in excess of $0.1 million was $41.1 million at December 31, 2003.

WEALTH MANAGEMENT SERVICES. The Bank provides wealth management services, including acting as trustee for living and testamentary trusts, and as an agent, custodian, guardian, conservator, personal representative or administrator for individuals or their estates. The Bank also provides retail investment and insurance products through a third-party marketing agreement with Raymond James Financial Services, Inc. During the first quarter of 2004, the Bank began offering the trust services of Raymond James Trust Company through this third-party marketing agreement, and began transitioning internally administered trust accounts to products and services offered through Raymond James Financial Services, Inc. and Raymond James Trust Company.

COMPETITION. Active competition exists for all services offered by the Company with other state banks, national banks, credit unions, savings and loans, finance companies, personal loan companies, brokerage and mutual fund companies, mortgage bankers, insurance agencies, and other financial institutions in the
Company's markets. The principal competitive factors in the banking and financial services industry are quality of services to customers, ease of access to services, and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other services. To compete in this environment, the Company endeavors to offer competitive rates and fees, convenient hours and locations, and high quality services, including internet banking and a unique courier service.

EMPLOYMENT.   As  of  December 31,  2003,  the  Company and  the  Bank  had  186
employees, of  which  149 were  employed  on a  full-time  basis.   The  Company
provides a variety of benefit plans to its employees, including health insurance, long-term disability insurance, group term life insurance, flexible spending accounts, profit sharing, 401k, and stock options. Management considers its relations with employees to be good.

REGULATORY FILINGS WITH SECURITIES AND EXCHANGE COMMISSION. Copies of our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to those reports are available free of charge at the SEC's website at http://www.sec.gov and/or from the Company. They can be obtained at our website, http://www.blackhawkbank.com, through a link to the SEC
                         ----------------------------
website under "Shareholder Information" located at the bottom of the "Bank" page.

SUPERVISION AND REGULATION. The Company and the Bank are extensively regulated under federal and state law. Any descriptions of statutory and regulatory provisions contained in the following discussion are qualified in their entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulations may have a material effect on the Company.

THE COMPANY.
The Company is registered as a bank holding company with the Federal Reserve Board (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and in that capacity acquired all of the capital stock of the Bank. As a result, since formation of the bank holding company in 1990, the Company's activities have been subject to limitations imposed under the BHC Act. Transactions between the Company and the Bank and their affiliates are also subject to certain restrictions. As a registered bank holding company, the Company is subject to various filing requirements of the FRB and is also subject to examination by the FRB.

FRB approval must be obtained before a bank holding company acquires all or substantially all of the assets of a bank or savings association or merges or consolidates with another bank holding company or savings and loan holding company. Under the BHC Act, we must obtain approval of the Federal Reserve Board to acquire another bank or bank holding company. The Federal Reserve Board may impose substantive conditions on any such acquisition. We obtained the approval of the Federal Reserve Board to acquire DunC in 2003. In connection with that acquisition, we agreed to maintain the Bank's tier I capital to average assets ratio at a minimum of 7.0% through September 30, 2006.

GRAMM-LEACH-BLILEY ACT. The laws and regulations to which the Company is subject are constantly under review by Congress, regulatory agencies and state legislatures. In 1999 important legislation was passed by Congress to overturn Depression-era restrictions on affiliations by banking organizations. This comprehensive legislation, referred to as the Gramm-Leach-Bliley Act (the "Act"), eliminates certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial service organizations. The Act provides for a new type of "financial holding company" structure, under which affiliations among these entities may occur, subject to the regulation of the Federal Reserve Board and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission and state insurance regulators. In addition, the Act permits certain non-banking financial and financially related activities to be conducted by operating subsidiaries of a national bank. Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community
Reinvestment Act requirements. The Act contains a number of provisions allocating regulatory authority among the Federal Reserve Board, other banking regulators, the Securities and Exchange Commission and state insurance regulators. In addition, the Act imposes strict new limits on the transfer and use by financial institutions of nonpublic, personal information about their customers.

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

USA PATRIOT ACT OF 2001. The USA Patriot Act of 2001 was adopted in 2001. The requirements of the Act went into effect in October 2002, upon issuance of final rules, although certain provisions of the USA Patriot Act are subject to review, expiration or renewal beginning in 2004. This comprehensive legislation provides that U.S. depository institutions are prohibited from providing correspondent banking services to foreign shell banks. It also requires that upon request of the appropriate federal banking agency the Bank must produce records relating to its anti-money laundering compliance or its customers within 120 hours of the request. The Act allows the Bank to share information relating to money laundering or suspected terrorists with the Financial Crimes Enforcement Network (FinCEN) and other financial institutions. In addition, the Act requires the institution to establish anti-money laundering programs and perform due diligence on private banking and correspondent accounts. The Act allows the Treasury to issue regulations on the maintenance of "concentration accounts" and to prohibit an institution's customers from anonymously directing funds into or through such accounts. The Federal Reserve Board and other regulators are required to consider the effectiveness of a bank holding company or its financial institution in combating money laundering when ruling on applications.

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

SARBANES-OXLEY ACT OF 2002. The Sarbanes-Oxley Act of 2002 (the "Act") impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself.

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

CAPITAL ADEQUACY. The FRB has adopted capital guidelines as to both minimum levels of core capital and risk-based capital. The minimum core capital requirement ranges from 3% to 5% of total assets depending upon the regulator's determination of the holding company's strength. The guidelines assign risk weightings to assets and off-balance sheet items, and have minimum risk-based capital ratios. All bank holding companies are required to have total consolidated capital of 8% of risk-weighted assets. Core capital consists principally of shareholders' equity less intangibles, while qualifying total capital consists of core capital plus certain debt instruments and a portion of the allowance for loan losses. The discussion of "Capital" under Item 6 of this report reflects various regulatory measures of capital as of December 31, 2003. The Company's core and risk-based capital ratios, as shown, are well above the minimum levels.

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

In 2003 the Wisconsin legislature enacted legislation allowing certain Wisconsin financial institutions to be certified as "universal banks" and exercise expanded powers. The Bank has not applied to the Wisconsin Division of Banking to be certified as a "universal bank."

PAYMENT OF DIVIDENDS. The Board of Directors of a Wisconsin bank may declare and pay a dividend from its undivided profits in an amount they consider expedient. The board of directors shall provide for the payment of all expenses, losses, required reserves, taxes, and interest accrued or due from the bank before the declaration of dividends from undivided profits. If dividends declared and paid in either of the two immediately preceding years exceeded net income for either of those two years respectively, the bank may not declare or pay any dividend in the current year that exceeds year-to-date net income except with the written consent of the WDFI. Federal and state regulations limit dividends paid by the Bank to the Company to net income of the Bank. The Bank paid dividends to the Company of $1.4 million, $1.5 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2001 the Bank received a waiver from the WDFI to pay dividends to the Company in excess of current net income.

FEDERAL DEPOSIT INSURANCE CORPORATION. The Bank's deposit accounts are insured by the FDIC. FDIC insurance, at the present time, generally insures up to a maximum of $0.1 million for each insured depositor. The FDIC imposes an annual assessment on deposits. Effective since 1993, premiums have been assessed on the basis of a risk rating assigned by the FDIC. Since that time the Bank's premium has been at the lowest available rate.

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

In addition, changes in Wisconsin and Illinois state taxation can affect the Bank and the Company. See Item 6, "Management's Discussion and Analysis, Results of Operations--Income Tax" for a discussion of recent Wisconsin Department of Revenue activity and interpretations which could affect our Wisconsin state taxes.

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

ITEM 2.  DESCRIPTION OF PROPERTY

On February 1, 2004, the Company had eleven locations, of which three were leased. All of these offices are considered by management to be well maintained and adequate for the purpose intended. The former branch property at 1021 North State Street in Belvidere was held for sale. Management feels all properties are adequately insured against loss. The Company's eleven locations are:

LOCATIONS
---------

                              Owned or                                Owned or
Address                       Leased       Address                    Leased
-------                       --------     -------                    --------

400 Broad St.,                Owned        2141 N. State St.,         Leased
Beloit, WI 53511                           Belvidere, IL 61108

2200 Cranston Rd.,            Owned        121 E. Locust Ave.,        Leased
Beloit, WI 53511                           Belvidere, IL 61008

1795 Madison Rd.,             Owned        422 Cherry Ave.,           Owned
Beloit, WI 53511                           Rochelle, IL 61068

5206 Elevator Rd.,            Leased       307 N. Franklin Dr.,       Owned
Roscoe, IL 61073                           Oregon, IL 61061

9609 Forest Hills Road,       Owned        209 W Main Street,         Owned
Machesney Park, IL 61115                   Capron, IL 61012

2475 N. Perryville Road,      Owned
Rockford, IL 61107

See Note 6 to the Consolidated Financial Statements for further information on properties.

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

In 2000 the Bank filed a lawsuit in Waukesha County, Wisconsin, against Fiserv, Inc., a former data processing services provider, for breach of contract. The bank was seeking to recover damages sustained due to a processing error in which $0.5 million was improperly charged to the Bank's check clearing account at the Federal Home Loan Bank of Chicago. On February 14, 2003 a jury delivered a verdict that Fiserv, Inc. did not breach its contract with the Bank. Fiserv, Inc. also filed a counterclaim seeking a $0.4 million reimbursement of legal fees. On May 12, 2003 a judge in the case denied Fiserv's motion for reimbursement of legal fees. In July, Fiserv appealed the trial court's denial of its request to have its legal fees reimbursed. The Bank thereafter cross-appealed on several grounds, including the trial court's denial of its motion for a new trial. Fiserv filed a motion to dismiss the Bank's cross-appeal on procedural grounds. This motion was denied and the appeal and cross-appeal are currently pending. The Company plans to aggressively contest Fiserv's appeal of the decision on legal fees and has not accrued the legal fee reimbursement claimed by Fiserv. The Bank also intends to aggressively pursue its appeal for a new trial. Although the ultimate disposition of any appeal can not be predicted with any certainty, the Company believes that the outcome of the case will not have a material adverse effect on the Company's consolidated financial position, though an adverse result could have a material adverse effect on the Company's consolidated results of operations in a given year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS

NAME AND AGE                  PRINCIPAL OCCUPATION
------------                  --------------------

R. Richard Bastian, III, 57   President  and  Chief  Executive  Officer  of  the
                              Company since February 2002 and of the Bank  since
                              May 2001.  Previously, President  of the  Bank  of
                              Kenosha from  January  1999 to  January  2001  and
                              Executive Vice President and Director of the Clean
                              Air Action Corporation from August 1994 to January
                              2000.

Todd J. James, 40             Executive  Vice  President  and  Chief   Financial
                              Officer of the Company and the Bank since February
                              2003. Senior  Vice President  and Chief  Financial
                              Officer  from  February  2002  to  February  2003.
                              Previously   Senior    Vice   President,    Amcore
                              Investment  Group  N.A.   from  October  1999   to
                              February 2002 and Vice President Amcore Financial,
                              Inc. from October 1998 to October 1999.

Todd L. Larson, 44            Senior Vice  President, Business  Banking for  the
                              Bank   since   January   2003.   Previously   Vice
                              President, Business  Banking  for  the  Bank  from
                              November 1999 to January 2003, and Vice President of Stillman BancCorp, N.A. from November 1998 to
                              November 1999.

Terri L. Burdick, 40          Senior Vice President, Human Resources of the Bank
                              since  February  2003.    Vice  President,   Human
                              Resources  of  the  Bank  from  October  2001   to
                              February 2003.  Employee Benefits Manager for  The
                              Swiss Colony, Inc. from September 1999 to  October
                              2001. Previously, Corporate  Benefits Manager  for
                              Regal Beloit Corporation.

Peggy G. Holt, 46             Senior Vice President Operations/Technology of the
                              Bank  since   October   2003.   Previously,   Vice
                              President, Quality Control  & Process  Improvement
                              of the Bank from January 2003 until October  2003.
                              Self-employed     Organizational     Effectiveness
                              Consultant from January 2002 until December  2002.
                              Prior  thereto,   Senior  Consultant,   Leadership
                              Development    and    Senior    Vice    President,
                              Organizational    Development    of    Bank    One
                              Corporation.

Victoria A. Damron, 54        Vice President  of Marketing  for the  Bank  since
                              August    2002.     Previously    owner     Damron
                              Communications.

Dale L. Blachford, 49         Senior Vice President-Business Banking of the Bank
                              since  October  2003.  Previously  President   and
                              Director of First Bank, bc.

                                PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

At December 31, 2003 the Company had approximately 900 holders of its common stock. Of the 2,522,995 shares then outstanding, 1,202,215 are held in street name by approximately 560 shareholders. The remaining 1,320,780 shares are issued directly with the Company's transfer agent in book entry or certificate form and are held by 336 shareholders of record. The Company's stock is publicly traded on the Over the Counter Market under the symbol BKHB. The following table sets forth the stock price and dividend information for each quarter during the years ended December 31, 2003 and 2002. Stock price information represents high and low asked and bid quotations and as such reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                               For the Quarter Ended
              ---------------------------------------------------------------------------------------

              12/31/03   09/30/03    06/30/03   03/31/03    12/31/02   09/30/02   06/30/02   03/31/02
              --------   --------    --------   --------    --------   --------   --------   --------
Stock Price:
------
High           $12.35     $11.95      $12.00     $10.10      $10.00     $9.75      $10.25     $10.25
Low             11.75      11.25        9.15       9.10        8.25      8.55        9.35       9.10
Dividends        0.09       0.09        0.09       0.09        0.09      0.09        0.09       0.09

For disclosures required under the Company's equity compensation plans, see Notes 1 and 11 to the Company's Consolidated Financial Statements attached as
Exhibit 99.1 of this Form 10-KSB.

The Company does not have a formal dividend policy. The Company currently pays a quarterly dividend. To determine the actual amount of dividends, however, the Board must be mindful of regulatory and contractual limits on the payment of dividends by the Bank and the Company. For example, under the agreements relating to the Company's trust-preferred securities, if the Company shall have given notice of its election to defer payments of interest on the Company's trust preferred securities or if an Event of Default shall have occurred, the Company shall not, and shall not allow any Affiliate of the Company to declare or pay any dividends or distribution on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's capital stock or its Affiliates' capital stock (other than payments of dividends or distributions to the Company). In addition, the Bank and the Company are subject to regulatory capital requirements. In connection with the DunC acquisition, the Company further committed, for a period of three years after the acquisition, to maintain the Bank's Tier 1 leverage capital ratio at not less than 7%. In addition, the Company made assurances to Federal Regulators that if a dividend rate of 80% of the Banks earnings was insufficient to meet debt service requirements, the Company will fund the debt service with additional capital. The capital may come from, among other things, a reduction or elimination of shareholder dividends or from the issuance of capital securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The purpose of management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. This discussion focuses on the significant factors which affected the Company's earnings in 2003, with comparisons to 2002 and 2001, where applicable.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors
- many of which are beyond the ability of the Company to control or predict - could cause actual results to differ materially from those described in the forward-looking statements. Factors which could cause such a variance to occur include, but are not limited to: heightened competition; adverse state and federal regulation; failure to obtain new or retain existing customers; ability to attract and retain key executives and personnel; changes in interest rates; unanticipated changes in industry trends; unanticipated changes in credit quality and risk factors, including general economic conditions; success in gaining regulatory approvals when required; changes in the Federal Reserve Board monetary policies; unexpected outcomes of new and existing litigation in which Blackhawk or its subsidiaries, officers, directors or employees are named defendants; technological changes; changes in accounting principles generally accepted in the United States; changes in assumptions or conditions affecting the application of critical accounting policies; and the inability of third party vendors to perform critical services for the Company or its customers.

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

If different assumptions or conditions were to prevail, the amount and timing of interest income and loan losses, due to the inability to collect all of the remaining principal balance that is due from a borrower, could be materially different. These factors are most pronounced during economic downturns. See also the discussion of "Loans" contained in this Item and Note 5 of the Notes to Consolidated Financial Statements.

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

The Allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. The Bank's policy considers the Allowance to be adequate within a range of 5% under or 10% over management's calculation of the required allowance. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions.

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

If different assumptions or conditions were to prevail, the Allowance may not be adequate to absorb the new estimate of probable losses. If so, an additional Provision may be necessary and the amount could be material. See also the discussion of "Loans" contained in this Item and Note 5 of the Notes to Consolidated Financial Statements.

                               RECENT ACQUISITION

On September 30, 2003, the Company acquired DunC Corp. and its wholly-owned subsidiary, First Bank, bc (referred to together as "DunC") in a transaction accounted for using the purchase method of accounting. In accordance with the requirements of purchase accounting, the operations of the acquired companies have been included with the operations of the Company since date of acquisition. Because of the relative size of the Company and DunC, the acquisition has had a significant effect on both the operations and balance sheets of the Company, and significantly affects comparisons between 2002 and 2003. In addition, as part of that acquisition, the Company committed to its regulators to maintain the Bank's Tier 1 leverage capital at not less than 7% for three years, and to raise capital in the event that the cash flow required to service debt incurred in the acquisition exceeds 80% of Bank net income.

The following provides certain summary financial information about the financial condition of DunC and the assets and liabilities acquired in the acquisition, and DunC's operations, prior to the acquisition to illustrate their impact upon the corporation:

Balance Sheet
(Dollars in thousands)          At September 30, 2003
----------------------          ---------------------
Loans......................           $    46,781
Allowance for Loan Losses..                 (889)
Investments................                11,104
Total Assets...............                77,726
Deposits...................                64,237
Borrowings.................                 3,631

Income Statement                  Nine Months Ended          Year Ended
(Dollars in thousands)            September 30, 2003      December 31, 2002
----------------------            ------------------      -----------------

Total Interest Income......             $   3,645          $   4,602
Total Interest Expense.....                   850              1,453
                                        ---------          ---------
Net Interest Income........                 2,795              3,149
Provision for Loan Losses..                   200                628
Non-Interest Income........                 1,819              2,497
Non-Interest Expense.......                 4,701              4,208
                                        ---------          ---------
Net Income (Loss) before Tax                (287)                810


                             RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $1.2 million for the year ended December 31, 2003. This compares to $1.2 million for the year ended December 31, 2002 and $0.9 million for the year ended December 31, 2001. This represents no increase when comparing 2003 to 2002, and an increase of $0.3 million when comparing 2002 to 2001. The Company dedicated substantial resources during the second half of 2003 to the successful integration of the DunC acquisition. This produced a significant drag on short term earnings, including direct expenses incurred of approximately $0.1 million, and the opportunity cost of management and line staff time dedicated to the effort. The integration is substantially complete. This overview section, along with the above information on the recent acquisition, provides some of the highlights of the Company's operations in 2003. It is only a summary. We urge you to read the more complete discussions and analysis of that information in the balance of "Results of Operations."

Diluted earnings per share for 2003 were $0.48 compared to $0.50 in 2002 and $0.36 in 2001. This represents a decrease of $0.02 per share or 4.00% when comparing 2003 to 2002, and an increase of $0.14 per share when comparing 2002 to 2001. Diluted earnings per share for 2003 reflects a 2.02% increase in the weighted average common shares outstanding, resulting from the issuance of shares for stock options exercised.

SELECTED FINANCIAL RATIOS
-------------------------

                                    2003     2002      2001     2000     1999
                                    ----     ----      ----     ----     ----

Return on average assets             0.33%    0.38%    0.27%   (0.09)%    0.39%
Return on average equity             4.69%    4.92%    3.65%   (1.19)%    4.64%
Average equity to average assets     7.14%    7.79%    7.42%    7.78%     7.43%
Dividend payout ratio               74.90%   72.41%  114.58%     n/m    100.18%
Interest rate spread                 3.04%    3.42%    3.23%    3.01%     3.15%
Net interest margin                  3.30%    3.77%    3.66%    3.48%     3.64%
Net noninterest expense
  to assets                          2.33%    2.56%    2.52%    2.57%     2.54%
Efficiency ratio                    86.60%   81.61%   82.04%   86.23%    81.66%
Allowance for loan losses to
  total loans at end of period       1.41%    1.10%    1.14%    1.79%     1.04%

The Company's return on average equity for 2003 was 4.69% versus 4.92% in 2002 and 3.65% in 2001. The Company's return on average assets for 2003 was 0.33% compared to 0.38% in 2002 and 0.27% in 2001.

Both the Company and the Bank continue to exceed the minimum capital requirements established by regulators for banks and bank holding companies. In addition, the Bank continues to be "well capitalized" as defined by regulatory guidelines. See Note 17 to the Consolidated Financial Statements attached as
Exhibit 99.1 to this Form 10-KSB.

In 2002 the Bank invested $5.0 million in Bank Owned Life Insurance. This redeployment of Bank assets shifted income from net interest income to other noninterest income, and had the effect of increasing cash surrender value earnings by $0.2 million year over year with an offsetting reduction in net interest income.

The 2002 results include the write-off of a $0.3 million receivable related to a claim against a former data processing provider. In 2000 the bank filed a breach of contract lawsuit to recover $0.5 million that was charged to its check clearing account in error. In 2000, $0.3 million of the original claim was written off and the remaining amount was written off in 2002. On February 14, 2003 a Waukesha County, Wisconsin jury delivered a verdict that the data processor did not breach its contract with the Bank. The after tax charge to income in 2002 was $0.2 million. As more fully discussed under Item 3, Part I of this report, Fiserv, Inc. has appealed the denial of the reimbursement claim for $0.4 million in legal fees. The Company has not accrued this contingent liability.

During 2002 the  Bank closed  its Beloit  Wal Mart  in-store branch.   The  2002
results include an after tax charge of $40.0 thousand due to the abandonment of leasehold improvements.

In 2002 the Bank changed its vacation policy to eliminate the vesting of vacation on December 31 for the following year. Instead, vacation will be earned and used in the same calendar year. This change resulted in a $0.1 million decrease in salary and benefits expense. The Bank's future profitability is also dependent on the rapidly rising costs of health care and the cost of its group term health insurance which is anticipated to increase 10% in 2004.

Pursuant to SFAS No. 142, an accounting standard effective January 1, 2002, amortization of goodwill, which resulted from purchase accounting adjustments from previous acquisitions, was discontinued. Goodwill amortization for 2001 was $0.2 million or $0.08 per share. No transition or impairment charge was required for 2003 or 2002.

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

The following rate/volume analysis is prepared with non-accruing loans treated on a cash basis in accordance with the Company's practices as described in Note 5 to the Consolidated Financial Statements attached to this report. Tax equivalency is calculated based on an effective combined income tax rate of 34%.

      Average Balance              Average Rate                                                         Interest Earned or Paid
      ---------------              ------------                                                         -----------------------
  2003     2002       2001     2003    2002     2001   (Dollars in thousands)                           2003      2002      2001
  ----     ----       ----     ----    ----     ----                                                    ----      ----      ----
                                                       Interest Earning Assets:
$ 95,976  $ 71,938  $ 51,536    3.71%    4.86%   5.96%    Taxable investment securities                 $ 3,556   $ 3,497   $ 3,074
  28,971    20,088    17,992    5.96%    6.43%   6.42%    Tax-exempt investment securities (1)<F1>        1,728     1,292     1,155
--------  --------  --------                                                                            -------   -------   -------
 124,947    92,026    69,528    4.23%    5.20%   6.08%          Total investments                         5,284     4,789     4,229
 199,256   196,903   222,176    6.54%    7.44%   8.31%    Loans                                          13,026    14,659    18,465
   3,521     6,635     1,679    1.65%    2.00%   2.92%    Federal funds sold & repurchase agreements         58       133        49
   2,440     2,510     1,889    2.09%    1.83%   3.65%    Interest bearing deposits in banks                 51        46        69
--------  --------  --------                                                                            -------   -------   -------

 330,164   298,074   295,272    5.58%    6.58%   7.73% TOTAL EARNING ASSETS                             $18,419   $19,627   $22,812
                                                                                                        -------   -------   -------

  -2,541    -2,529    -3,065                              Allowance for loan losses
  12,309    10,114    10,017                              Cash & cash equivalents
  21,627    16,780    17,012                              Other assets
--------  --------  --------

$361,559  $322,439  $319,236                           TOTAL ASSETS
--------  --------  --------
--------  --------  --------

                                                       Interest Bearing Liabilities:
$ 39,734  $ 32,736  $ 28,443     .73%    1.04%   2.13%    Interest bearing checking accounts            $   292   $   342   $   607
  59,336    53,672    51,068     .77%    1.13%   2.20%    Savings and money market deposits                 454       604     1,123
 131,575   122,616   128,596    3.15%    4.06%   5.48%    Time deposits                                   4,146     4,980     7,051
--------  --------  --------                                                                            -------   -------   -------
 230,645   209,024   208,107    2.12%    2.84%   4.22%       Total interest bearing deposits              4,892     5,926     8,781
                                                          Company obligated mandatorily redeemable
   7,000       249       -0-    5.24%    5.22%              preferred securities of subsidiary trust        367        13       -0-
  11,889    15,325    11,439     .97%    1.91%   4.04%    Short-term borrowings                             115       292       462
  47,674    40,327    47,157    4.54%    5.34%   5.84%    Long-term borrowings                            2,163     2,152     2,753
--------  --------  --------                                                                            -------   -------   -------

 297,209   264,925   266,703    2.54%    3.16%   4.50% TOTAL INTEREST BEARING LIABILITIES               $ 7,537   $ 8,383   $11,996
                                                                                                        -------   -------   -------

                                3.04%    3.42%   3.23% INTEREST RATE SPREAD

  36,370    30,309    26,315                              Checking accounts
   2,181     2,075     2,531                              Other liabilities
--------  --------  --------
 335,759   297,309   295,549                           TOTAL LIABILITIES
  25,800    25,130    23,687                           Stockholders' equity
--------  --------  --------
                                                       TOTAL LIABILITIES AND
$361,559  $322,439  $319,236                             STOCKHOLDERS' EQUITY
--------  --------  --------
--------  --------  --------

                                3.30%    3.77%   3.66% NET INTEREST MARGIN/INCOME                       $10,882   $11,244   $10,816
                                                                                                        -------   -------   -------
                                                                                                        -------   -------   -------

                                                            2003 Compared to 2002                  2002 Compared to 2001
                                                         Increase (Decrease) due to             Increase (Decrease) due to
                                                                 Rate/Volume                            Rate/Volume
                                                         --------------------------             --------------------------
                                                                         Rate/                                  Rate/
                                                    Rate      Volume    Volume      Net      Rate     Volume   Volume      Net
                                                    ----      ------    ------      ---      ----     ------   ------      ---
Interest Earning Assets:
   Taxable investment securities                  ($  832)    $1,169  ($  278)    $   59  ($  569)    $1,217  ($  225)    $  423
   Tax-exempt investment securities (1)<F1>           (94)       571      (41)       436        2        135        0        137
                                                  -------     ------  -------     ------  -------     ------  -------     ------

      Total investments                              (926)     1,740     (319)       495     (567)     1,351     (225)       560

Loans                                              (1,787)       175      (21)    (1,633)  (1,924)    (2,100)     219     (3,806)
   Federal funds sold & repurchase
     agreements                                       (24)       (62)      11        (75)     (15)       145      (45)        84
   Interest bearing deposits in banks                   6         (1)       0          5      (34)        23      (11)       (23)
                                                  -------     ------  -------     ------  -------     ------  -------     ------

   TOTAL EARNING ASSETS                            (2,731)     1,852     (329)    (1,208)  (2,541)      (582)     (63)    (3,185)
                                                  -------     ------  -------     ------  -------     ------  -------     ------

Interest Bearing Liabilities:
   Interest bearing checking accounts                (101)        73      (22)       (50)    (310)        92      (47)      (265)
   Savings and money market deposits                 (194)        64      (20)      (150)    (548)        57      (28)      (519)
   Time deposits                                   (1,116)       364      (82)      (834)  (1,828)      (328)      85     (2,071)
                                                  -------     ------  -------     ------  -------     ------  -------     ------

      Total interest bearing deposits              (1,411)       501     (124)    (1,034)  (2,686)      (179)      10     (2,855)

   Company obligated mandatorily redeemable
      preferred securities of subsidiary trust          0        352        2        354        0          0       13         13
   Short-term borrowings                             (144)       (65)      32       (177)    (244)       157      (83)      (170)
   Long-term borrowings                              (322)       392      (59)        11     (237)      (399)      34       (601)
                                                  -------     ------  -------     ------  -------     ------  -------     ------

TOTAL INTEREST BEARING
LIABILITIES                                        (1,877)     1,180     (149)      (846)  (3,167)      (421)     (25)    (3,613)
                                                  -------     ------  -------     ------  -------     ------  -------     ------

NET INTEREST MARGIN                               ($  854)    $  672  ($  180)   ($  362)  $  626    ($  161) ($   37)    $  428
                                                  -------     ------  -------     ------  -------     ------  -------     ------
                                                  -------     ------  -------     ------  -------     ------  -------     ------

(1)<F1> Tax exempt investment securities are presented on a tax-equivalent basis.

Net interest income decreased by $0.4 million, or 3.22%, to $10.9 million for 2003, compared to $11.2 million for the comparable period in 2002. The net interest margin, which is the tax equivalent net interest income divided by average interest earning assets was 3.30% in 2003, 3.77% in 2002 and 3.66% in 2001. The decrease in Net Interest Margin between 2003 and 2002 is primarily due to the impact of loan run-off, primarily in the first quarter, and asset re-pricings experienced throughout 2003. In the fourth quarter of 2003 the downward trend in net interest margin was reversed. This was partly due to the DunC asset and liability mix. It also reflects the implementation of pricing strategies aimed at generating loans and lowering the Bank's overall cost of funds. As strategies are implemented to shift the balance sheet mix from investments to loans, and to attract more low-cost transaction deposit accounts, management expects to see continued improvement in the net interest margin in 2004. If economic conditions worsen, and negatively impact loan demand, further improvement in the net interest margin may not materialize. The increase in Net Interest Margin between 2002 and 2001 is primarily due to the impact of lower market rates paid on deposit accounts not being fully offset as earning assets re-priced more slowly in 2002.

For 2003, total  tax equivalent  interest income  decreased by  $1.2 million  or
6.15%, to $18.4 million compared to $19.6 million for 2002. The decrease in interest income is due to a 100 basis point decrease in the yield on average earning assets to 5.58% for 2003, compared to 6.58% for the same period in 2002. The decrease in the yield on average earning assets for 2003 compared to 2002 was partially offset by a $32.1 million increase in average earning assets due to the DunC acquisition and growth. At September 30, 2003 DunC had $69.3 million of earning assets. The annualized impact of these assets on 2003 average earning assets was $17.5 million, with the balance of $14.6 million coming from growth, primarily in investment securities. For 2002, total tax equivalent interest income decreased by $3.2 million or 13.96%, to $19.6 million compared to $22.8 million for 2001. The decrease in interest income is due to a 115 basis point decrease in the yield on average earning assets to 6.58% for 2002, compared to 7.73% for the same period in 2001. The decrease in the yield on average earning assets for 2002 compared to 2001 was partially offset by a $2.8 million increase in average earning assets.

Interest and fees on loans decreased 11.14% to $13.0 million for 2003 compared to $14.7 million for 2002. This decrease was the result of a 90 basis point decrease in yield on the portfolio offset by a $2.4 million or 1.20% increase in average loans outstanding. The annualized impact of the DunC acquisition increased 2003 average loans outstanding by $11.5 million. Without the acquisition average loans would have decreased by $9.2 million or 4.62%. The decrease in average loans outstanding for 2003 is largely attributable to continued refinancing activity in the residential real estate market and economic conditions causing lower loan demand in the Company's primary markets. The lower yield on average loans reflects the overall lower interest rate environment and continuing competitive pricing pressure for quality credits. Interest and fees on loans decreased 20.61% to $14.7 million for 2002 compared to $18.5 million for the same period of 2001. This decrease was the result of a $25.3 million or 11.38% decrease in average loans outstanding and an 87 basis point decrease in yield on the portfolio. The decrease in average loans outstanding for 2002 is largely attributable to the refinancing activity in the residential real estate market. The remaining decrease is the result of economic conditions and lower loan demand in the Company's primary markets. The lower overall portfolio yield on average loans reflects the overall lower interest rate environment and competitive pricing pressure for quality credit customers and the Federal Reserve Bank's lowering of managed rates by 375 basis points during 2001 and another 50 basis points in November 2002.

Interest income on taxable securities increased by $0.1 million or 1.69% in 2003 to $3.6 million compared to $3.5 million for 2002 due to higher invested balances in 2003. Average balances of taxable investment securities increased 33.41% to $96.0 million for 2003 compared to $71.9 million for the same period in the prior year. However, the yield on average taxable investment securities decreased 115 basis points to 3.71% for 2003 compared to 4.86% for 2002 and reflected lower reinvestment opportunities in 2003 due to the lower market interest rate environment that existed throughout the year. It also reflects accelerated amortization of purchase premiums on mortgage-backed securities, due to high prepayment speeds experienced in 2003. Interest income on taxable securities increased by $0.4 million or 13.76% in 2002 to $3.5 million compared to $3.1 million for 2001. Average balances of taxable investment securities increased 39.59% to $71.9 million for 2002 compared to $51.5 million for the same period in the prior year. However, the yield on average taxable investment securities decreased 110 basis points to 4.86% for 2002 compared to 5.96% for 2001.

Interest from fed funds sold and repurchase agreements decreased to $58.0 thousand for the year ended December 31, 2003, compared to $133.0 thousand during the same period in 2002. The decrease in interest on fed funds sold and repurchase agreements is primarily due to lower invested average balances. The Company re-invested the proceeds from the liquidation of short-term investments into the investment portfolio to achieve higher yields while still effectively managing its liquidity needs and interest rate risk.

Total interest expense decreased by $0.8 million, or 10.09%, to $7.5 million for 2003 compared to $8.4 million for the same period in 2002. The decrease primarily reflected lower market rates in 2003 offset by higher balances outstanding. Average interest bearing liabilities increased by $32.3 million or 12.19% to $297.2 million for 2003 compared to $264.9 million for 2002. The DunC acquisition added $54.0 million in interest bearing liabilities at the acquisition date, which was $13.6 million on an annualized basis. Other average interest bearing liabilities increased by 7.06% or $18.7 million. Total interest expense decreased by $3.6 million, or 30.12%, to $8.4 million for 2002 compared to $12.0 million for the same period in 2001. The decrease in total interest expense is the result of the aforementioned lower interest rate environment coupled with favorable shifts in the company's funding mix.

Interest paid on deposits decreased by $1.0 million, or 17.45%, to $4.9 million for 2003 compared to $5.9 million for the same period in 2002. The decrease primarily reflected lower market rates in 2003 offset by higher balances outstanding. Average interest bearing deposits increased by $21.6 million or 10.34% to $230.6 million for 2003 compared to $209.0 million for 2002. The DunC acquisition added $50.3 million in interest bearing deposits as of September 30, 2003, which increased the average balance for the year by $12.7 million. Other average interest bearing deposits increased by $8.9 million or 4.27%. The Bank also experienced improvement in its interest bearing deposit mix during 2003 as time deposits shifted into interest bearing checking accounts and checking accounts. While interest paid on deposits decreased $2.9 million, or 32.51% to $5.9 million during 2002 compared to $8.8 million for the same period in 2001, average total interest bearing deposits increased $0.9 million year over year. For 2002 the average balance of time deposits decreased $6.0 million, or 4.65%, to $122.6 million compared to $128.6 million for the same period in 2001. The decrease in the average balance of time deposits was offset with increases in the average balances of checking accounts, interest-bearing checking accounts and savings accounts of $4.0 million, $4.3 million and $2.6 million, respectively. Management believes that deposit growth and the shifts from time deposits to non-maturity deposits over the last two years is partly due to customers holding balances in transaction accounts, waiting to re-invest into the stock market or into extended maturity time deposits when rates rise. A significant increase in rates and continued consumer confidence in the stock market may negatively impact the bank's liquidity and cost of funds.

Interest on Company obligated mandatorily redeemable preferred securities of a subsidiary trust increased by $0.3 million and reflected the fact that the securities were issued in December 2002 and were outstanding for the entire year in 2003. The average balance outstanding was $7.0 million in 2003 and $0.2 million in 2002.

Interest on short-term borrowings decreased $0.2 million to $0.1 million in 2003 compared to $0.3 million in 2002. This decrease is the result of the lower managed interest rate environment in 2003 previously discussed and a 22.42% decrease in average balances outstanding. Interest on short-term borrowings decreased $0.2 million to $0.3 million in 2002 compared to $0.5 million in 2001. This decrease is the result of the lower managed interest rate environment in 2002 previously discussed which offset the 33.97% increase in average balances outstanding.

Interest expense on long-term borrowings increased $11.0 thousand to $2.2 million compared to $2.2 million in 2002. The increase reflects higher balances outstanding offset by lower market rates in 2003. The interest paid on the Company's long-term borrowing is expected to increase in 2004, as a result of additional borrowing incurred in late 2003 in connection with the DunC acquisition, even if market interest rates do not otherwise increase.

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


SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------

                                                     December 31,
                                         --------------------------------------
(Dollars in thousands)                   2003     2002     2001    2000    1999
                                         ----     ----     ----    ----    ----
Allowance for loan losses, beginning   $2,079   $2,404   $3,894  $1,996  $1,915
Amounts associated with acquisition       889        0        0       0       0
Amounts associated with sale                0        0        0       0      24
Amounts charged-off:
Real estate-mortgage                        1       78    2,445     196      94
Consumer                                  499      542      340     170     314
Commercial and commercial real estate      21      769        0      28       0
                                       ------   ------   ------  ------  ------
Total Charge-offs                         521    1,389    2,785     394     408
                                       ------   ------   ------  ------  ------

                                                     December 31,
                                          --------------------------------------
                                          2003    2002     2001    2000     1999
                                          ----    ----     ----    ----     ----
Recoveries on amounts previously charged-off:
Real estate-mortgage                    $    7  $    2   $   30  $    1   $    5
Consumer                                   132      56       43      31       44
Commercial and commercial real estate       66       2        0       0        0
                                        ------  ------   ------  ------   ------
Total recoveries                           205      60       73      32       49
                                        ------  ------   ------  ------   ------
Net charge-offs                            316   1,329    2,712     362      359
                                        ------  ------   ------  ------   ------
Provision charged to expense               650   1,004    1,222   2,260      464
                                        ------  ------   ------  ------   ------
Allowance for loan losses, ending       $3,302  $2,079   $2,404  $3,894   $1,996
                                        ------  ------   ------  ------   ------
                                        ------  ------   ------  ------   ------

RATIOS
------
Allowance for loan loss
  to period-end loans                    1.41%   1.10%    1.14%   1.76%    1.04%
Net charge-offs to average loans         0.16%   0.67%    1.22%   0.18%    0.20%
Recoveries to charge -offs              39.35%   4.32%    2.62%   8.12%   12.01%
Problem loans to gross loans             1.74%   1.59%    2.04%   1.88%    1.60%

EFFECT ON INTEREST INCOME OF NON-ACCRUAL LOANS
----------------------------------------------
Income recognized                       $  103  $   12   $  177  $   74  $   35
Income that would have been
recognized in accordance with
the original loan terms                    217     156     185      178      73

The provision for loan losses of $0.6 million for 2003 represents a $0.4 million or 35.26% decrease compared to $1.0 million for 2002. The decrease reflects the substantial resources and time devoted to improved credit quality in 2002 and 2003 and reflects the progress in credit quality especially during a time of economic weakness in the Bank's primary markets. The provision for loan losses of $1.0 million for 2002 represents a $0.2 million or 17.84% decrease compared to $1.2 million for 2001. In 2002, the provision includes $0.5 million to cover a loss on one commercial relationship that was also charged off against the allowance in 2002. The provision of $1.2 million in 2001 includes an increased amount based on management's assessment of the portfolio and economic conditions in the Bank's primary markets. In 2003, the Bank had net charge-offs of $0.3 million (total charge-offs of $0.5 million less recoveries of $0.2 million). In 2002, the Bank had net charge-offs of $1.3 million (total charge-offs of $1.4 million less recoveries of $0.1 million). In 2001, the Bank had net charge-offs of $2.7 million (total charge-offs of $2.8 million less recoveries of $0.1 million). Net charge-offs to average loans were 0.16% in 2003, 0.67% in 2002 and 1.22% in 2001. The allowance for loan losses as a percent of loans was 1.41% at December 31, 2003 compared to 1.10% at December 31, 2002 and to 1.14% at December 31, 2001. The increase in the allowance for loan losses as a percent of total loans is partially due to the $0.9 million allowance transferred in with the DunC acquisition and increased specific allocations of the allowance to identified problem loans. Net charge-offs are expected to increase during 2004 as losses on identified problem loans are charged off. However, management does not anticipate any significant increases in the provision for loan losses in 2004, unless economic conditions in the Bank's primary markets deteriorate further.

                        NONINTEREST INCOME AND EXPENSE
                        ------------------------------

                                 2003              2002               2001
                                 ----              ----               ----
(Dollars in thousands)               % of              % of               % of
                                    Average           Average            Average
                            Amount  Assets    Amount  Assets     Amount  Assets
                            ------  ------    ------  -------    ------  -------

Noninterest expense        $12,141   3.36%   $11,271    3.49%   $10,870   3.41%
Noninterest income           3,726   1.03%     3,006    0.93%     2,826   0.89%
                           -------   -----   -------    -----   -------   -----
Net noninterest expense    $ 8,415   2.33%   $ 8,265    2.56%   $ 8,044   2.52%
                           -------   -----   -------    -----   -------   -----
                           -------   -----   -------    -----   -------   -----

NONINTEREST INCOME

Noninterest income increased 23.95% to $3.7 million in 2003 from $3.0 million in 2002. Net security gains increased $0.1 million or 46.11% to $0.5 million for 2003 compared to $0.3 million in 2002. The increased level of gains reflects a restructuring of the Bank's and Nevahawk's investment portfolios in the first quarter of 2003 based on available liquidity. Of securities that would have matured or been called in the next 12 to 18 months, $10.9 million were sold and the proceeds were reinvested in longer term securities. The gain on sale of loans increased 41.63 % or $0.2 million and is the result of better margins and the higher level of refinancings that occurred in 2003 due to interest rates being at 45 year historical lows. The ability of the Bank to realize a similar level of gains in 2004 will be dependent on the level of interest rates and the amount of home purchases and refinancings occurring in the Bank's primary market areas during 2004. In 2003, $37.7 million of mortgages were sold to the secondary market at an average gain of 1.70% compared to an average gain of 1.34% on the $33.8 million of mortgage loans sold to the secondary market in 2002. In 2002 the Bank purchased $5.0 million in Bank Owned Life Insurance
(BOLI) assets. The BOLI, which insures the lives of key employees, was purchased to help offset the cost of increasing employee benefits. Thus cash surrender value earnings increased $0.2 million or 191.12% to $0.3 million for 2003 compared to $0.1 million for 2002. Other noninterest income increased by an additional $0.2 million in 2003 and reflects the absence of the charges for the closure of the Bank's Beloit Wal-Mart branch and the write down of an OREO property that occurred in 2002 as discussed below.

Noninterest income increased 6.37% to $3.0 million in 2002 from $2.8 million in 2001. The majority of this increase was from net security gains as they increased $0.2 million or 143.18% to $0.3 million for 2002 compared to $0.1 million in 2001. Service charges on deposit accounts increased $0.1 million or 4.77% to $1.6 million and primarily reflect higher volumes of demand deposits in 2002. The gain on sale of loans decreased $0.1 million and is the result of turn-over in the company's mortgage banking management and origination staff. In 2002, $33.8 million of mortgages were sold to the secondary market at an average gain of 1.34% compared to an average gain of 1.75% on the $32.2 million of mortgage loans sold to the secondary market in 2001. Approximately 75% of the loan volume sold to the secondary market was from refinance activity. Brokerage and annuity commissions increased $33.0 thousand or 26.83% to $0.2 million. The cash value of BOLI increase was $0.1 million or 181.78% for 2002, reflecting the BOLI purchase described above. These increases were offset by a $63.0 thousand loss from abandonment of leasehold improvements related to the closing of the Bank's Beloit Wal-Mart in-store branch in 2002 and the $0.1 million write down of an OREO property based on a change in the estimate of its net realizable value.

NONINTEREST EXPENSE

Noninterest expense increased 7.72% to $12.1 million in 2003 from $11.3 million in 2002. In accordance with the requirements of purchase accounting, the expenses of DunC were included in 2003 noninterest expense since the date of acquisition. The Company dedicated substantial resources during the second half of 2003 to the successful integration of the DunC acquisition. Overall this produced a significant drag on short term earnings, including direct expenses incurred of approximately $0.1 million, and the opportunity cost of management and line staff time dedicated to the effort. Professional fees decreased $0.1 million or 15.04%, primarily due to less legal work on the Fiserv suit mentioned in Item 3 above. Other noninterest expenses increased $0.2 million or 11.81% and reflect the costs associated with the DunC operations since October 1, 2003, higher utilization of the Bank's courier service in 2003 and inflationary increases. Data processing services increased 18.72% or $0.1 million to $0.9 million for the year ended December 31, 2003 reflecting increased costs due to the DunC acquisition. Salaries and employee benefits increased $0.6 million or 11.54% to $6.0 million in 2003 and reflect inflationary increases and the costs of DunC staff after the date of acquisition. Advertising and marketing costs increased $0.1 million or 19.20% for the year ended December 31, 2003 to $0.4 million and reflect the cost of communications to former First Bank customers to ensure a smooth transition to Blackhawk.

Noninterest expense increased 3.69% to $11.3 million in 2002 from $10.9 million in 2001, including a $0.3 million charge to write off the balance of a receivable related to the Bank's breach of contract claim against a former data processor. Total salary and benefits increased $0.2 million or 3.72% in 2002 compared to 2001. Salaries and employee benefits for 2002 were reduced by $0.1 million as a result of the Company's change in vacation policy. The Company changed its vacation policy to eliminate the vesting of vacation on December 31 for the following year. Instead vacation will be earned and used in the same year. Excluding the favorable impact from the change in vacation policy, salary and benefits increased 6.51%. This increase reflects the costs associated with attracting several key members of the management team that joined the organization in the second half of 2001 and throughout 2002, including the chief executive officer, chief financial officer and other officers listed in Part I of this filing.

Equipment expense increased $0.1 million or 17.34% to $0.9 million in 2002 from $0.8 million in 2001. The increase is primarily due to higher depreciation expense on computer equipment and systems in 2002. Professional fees, while down $0.1 million or 11.16% compared to 2001 were still higher than normal, primarily due to the Fiserv lawsuit. Amortization of intangibles decreased by $0.2 million as a result of FASB 142 which was adopted by the Company on January 1, 2002 and eliminated the amortization of goodwill resulting from prior acquisitions accounted for under the purchase method of accounting. Goodwill is subject to an annual impairment test. No impairment charge was required for the year. Other expense includes $0.1 million of charges to accrue severance payments for former executives. In addition, the Company realized a $0.1 million credit against other expenses due to an adjustment related to stale reconciling items.

Management monitors two ratios  related to other  operating income and  expense:
(1) Net other operating expense as a percentage of average assets, and (2) Standard efficiency ratio. Net other operating expense to average assets decreased to 2.33% in 2003 from 2.56% in 2002 compared to 2.52% in 2001. The decrease from 2002 to 2003 reflects management's commitment to control costs in 2003 to offset pressure on net interest income. The increase from 2001 to 2002 reflected management's commitment to invest resources to create long-term stockholder value, including the recruitment of a number of key managers and upgrading desktop computers and operating systems. The standard efficiency ratio (noninterest expense divided by net interest income plus other noninterest income) increased to 86.60% in 2003, compared to 81.61% in 2002 and 82.04% in 2001. The increase reflects the lower level of net interest margin realized in 2003 compared to 2002 which was only partially offset by higher noninterest income and control of noninterest expense.

INCOME TAXES

The effective income tax rate for the Company in 2003 was 1.38%. The effective income tax rate was 19.53% in 2002 and 25.32% in 2001. The primary reasons for the decline in the effective income tax rate from 2002 to 2003 were the increased holdings of tax-exempt municipal securities and the Bank's purchase of $5.0 million of BOLI, on which the earnings are tax exempt. The primary reasons for the decline in the effective income tax rate from 2001 to 2002 were the increased holdings of tax-exempt municipal securities, the decrease in non-deductible amortization of intangibles and the Bank's purchase of $5.0 million of BOLI, in 2002, on which the earnings are tax exempt. Income generated at
Nevahawk has  not  been  subject  to  state  income  taxes  while  certain  U.S.
government agency investments qualify for state tax exemption for the Bank within Illinois.

Like  out-of-state  subsidiaries  of  many  Wisconsin  financial   institutions,
Nevahawk (an out-of-state subsidiary of the Bank) which holds and manages investment assets, has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program, including an audit of Blackhawk, specifically aimed at out-of-state bank subsidiaries and has indicated that it may withdraw favorable rulings previously issued in connection with such subsidiaries. As a result of these developments, the Department may take the position that the income of the out-of-state subsidiaries is taxable in Wisconsin. Such a determination will likely be challenged by financial institutions in the state, including the Bank. If the Department is successful in its efforts, it could result in a substantial negative impact on the earnings of the Company, depending upon the determination made. As of the date of this filing, the Department has not provided the Company with information to determine the negative impact of the Department's position in the matter.

                             BALANCE SHEET ANALYSIS

OVERVIEW

This overview section, along with "Recent Acquisition" above, provides some of the highlights of changes in the Company's balance sheet in 2003. It is only a summary. We urge you to read the more complete discussions and analysis of that information in the balance of "Balance Sheet Analysis."

Total assets as of December 31, 2003 increased $72.8 million or 20.66% to $425.2 million compared to $352.4 million as of December 31, 2002. The DunC acquisition added $77.7 million in assets as of the acquisition date. In addition, December 31 total assets included short-term year-end deposits from one commercial customer of $11.8 million in 2003 and $18.6 million in 2002. In addition to these effects, other total assets increased 2.04% year over year. Total average assets for the year increased $39.1 million or 12.13% to $361.6 million compared to $322.4 million in 2002. The annualized impact of the assets acquired in the DunC acquisition was $19.6 million; other average assets increased $19.5 million or 6.05% year over year.


THREE-YEAR COMPARISON OF AVERAGE BALANCE SHEETS
-----------------------------------------------

                                                                Years Ended December 31,
                                            ----------------------------------------------------------------
                                                   2003                 2002                   2001
                                            -------------------   --------------------   -------------------
                                                     Percent of             Percent of            Percent of
(Dollars in thousands)                      Amount      Total     Amount      Total      Amount      Total
                                            ------   ----------   ------    ----------   ------   ----------
ASSETS:
   Federal funds sold
      and repurchase agreements            $  3,521      0.97%   $  6,635      2.06%    $  1,679      0.53%
   Interest bearing deposits
        in banks                              2,440      0.68%      2,510      0.78%       1,889      0.59%
   Taxable investment
       Securities                            95,976     26.55%     71,938     22.31%      51,537     16.14%
   Tax-exempt investment
       Securities                            28,971      8.01%     20,088      6.23%      17,992      5.64%
   Loans, net of unearned
       Income                               199,256     55.11%    196,903     61.06%     222,176     69.60%
                                           --------    -------   --------    -------    --------    -------
     Total earning assets                   330,164     91.32%    298,074     92.44%     295,273     92.50%
                                           --------    -------   --------    -------    --------    -------
   Cash and due from banks                   12,309      3.40%     10,114      3.14%      10,016      3.14%
   Office buildings and equipment             7,539      2.09%      6,659      2.07%       6,838      2.14%
   Other non-earning assets                  11,548      3.19%      7,592      2.35%       7,108      2.22%
                                           --------    -------   --------    -------    --------    -------
     Total non-earning assets                31,396      8.68%     24,365      7.56%      23,962      7.50%
                                           --------    -------   --------    -------    --------    -------
TOTAL ASSETS                               $361,559    100.00%   $322,439    100.00%    $319,235    100.00%
                                           --------    -------   --------    -------    --------    -------
                                           --------    -------   --------    -------    --------    -------

LIABILITIES AND STOCKHOLDERS' EQUITY/CAPITAL
--------------------------------------------
LIABILITIES:                                                   Years Ended December 31,
                                            ------------------------------------------------------------------
                                                  2003                  2002                   2001
                                            -------------------   --------------------   ---------------------

                                                     Percent of             Percent of              Percent of
                                            Amount     Total      Amount      Total      Amount       Total
                                            ------   ----------   ------    ----------   ------     ----------

   Interest bearing checking accounts      $ 39,734     10.99%   $ 32,736     10.15%    $ 28,443       8.91%
   Savings deposits                          59,336     16.41%     53,672     16.65%      51,068      16.00%
   Time deposits                            131,575     36.39%    122,616     38.03%     128,596      40.28%
                                           --------    -------   --------    -------    --------     -------
    Total interest bearing deposits         230,645     63.79%    209,024     64.83%     208,107      65.19%

   Company obligated mandatorily
     redeemable preferred securities
     of subsidiary trust                      7,000      1.94%        249      0.08%         -0-       0.00%
   Short-term borrowings                     11,889      3.29%     15,325      4.75%      11,439       3.58%
   Long-term borrowings                      47,674     13.18%     40,327     12.51%      47,157      14.78%
                                           --------    -------   --------    -------    --------     -------
    Total interest-bearing liabilities      297,209     82.20%    264,925     82.17%     266,703      83.55%

   Checking accounts                         36,370     10.06%     30,309      9.40%      26,315       8.24%
   Other liabilities                          2,181      0.60%      2,075      0.64%       2,530       0.79%
                                           --------    -------   --------    -------    --------     -------
    Total liabilities                       335,759     92.86%    297,309     92.21%     295,548      92.58%

  Stockholders' Equity/Capital               25,800      7.14%     25,130      7.79%      23,687       7.42%
                                           --------    -------   --------    -------    --------     -------
TOTAL LIABILITIES AND
STOCKHOLDERS'
EQUITY/CAPITAL                             $361,559    100.00%   $322,439    100.00%    $319,235     100.00%
                                           --------    -------   --------    -------    --------     -------
                                           --------    -------   --------    -------    --------     -------

SECURITIES

INVESTMENT SECURITIES
---------------------
                                                         December 31,
                                                 ------------------------------
(Dollars in thousands)                             2003       2002       2001
                                                 --------   --------   --------
Available-for-Sale:
US Treasury                                      $      0   $      0   $      0
US Government Agency                               32,737     36,766     37,459
Tax-exempt obligations                             16,904      3,951        233
Other securities                                   68,466     43,180      4,903
                                                 --------   --------   --------
Total market value of available
for sale securities                               118,107     83,897     42,595
                                                 --------   --------   --------

Held-to-Maturity:
US Treasury                                             0          0          0
US Government Agency                                1,591      3,305      4,768
Tax-exempt obligations                             16,015     19,697     18,967
                                                 --------   --------   --------
Total book value of
held-to-maturity securities                        17,606     23,002     23,735
                                                 --------   --------   --------

Total market value of
held-to-maturity securities                        18,437     24,016     24,172
                                                 --------   --------   --------
Total amortized cost of securities               $134,637   $104,843   $ 65,104
                                                 --------   --------   --------

MATURITY OF INVESTMENT SECURITIES
---------------------------------
                                                     After One but
                                  Within              Within Five          After Five but
                                 One Year                Years            Within Ten Years       After Ten Years
                            ------------------     -----------------      -----------------     -----------------
(Dollars in thousands)      Amount       Yield     Amount      Yield      Amount      Yield     Amount      Yield
                            ------       -----     ------      -----      ------      -----     ------      -----
Available-for-Sale:
US Government Agency        $3,032       5.23%    $24,116      4.39%     $ 5,589      4.66%     $    0      0.00%
Tax-exempt obligations         226       2.69%      2,777      2.96%       8,747      3.48%      5,154      3.90%
Other securities             3,034       6.39%      5,549      4.16%      57,471      4.40%      2,412      1.67%
                            ------       -----    -------      -----     -------      -----     ------      -----

Total                        6,292       5.70%     32,442      4.23%      71,807      4.31%      7,566      3.19%
                            ------       -----    -------      -----     -------      -----     ------      -----

Held-to-Maturity:
US Government Agency             0       0.00%          0      0.00%           0      0.00%          0      0.00%
Tax-exempt obligations       2,783       4.18%     11,865      4.30%       1,367      4.01%          0      0.00%
Other securities                 0       0.00%        264      5.66%       1,232      5.61%         95      6.42%
                            ------       -----    -------      -----     -------      -----     ------      -----

Total                        2,783       4.18%     12,129      4.33%       2,599      4.77%         95      6.42%
                            ------       -----    -------      -----     -------      -----     ------      -----

Grand Total                 $9,075       5.23%    $44,571      4.26%     $74,406      4.32%     $7,661      3.23%
                            ------       -----    -------      -----     -------      -----     ------      -----
                            ------       -----    -------      -----     -------      -----     ------      -----

Available-for-sale and held-to-maturity securities increased $28.8 million, to $135.7 million, as of December 31, 2003 from $106.9 million as of December 31, 2002. The increase includes $11.1 million in securities from the DunC acquisition. The remainder of the increase was due to re-investment of proceeds from loan run-off and investment of additional borrowings in investments to fully utilize the Bank's capital.

FEDERAL HOME LOAN BANK OF CHICAGO STOCK

The Bank's investment in stock of the Federal Home Loan Bank of Chicago increased from $4.5 million at December 31, 2002 to $5.3 million at December 31, 2003. The increase is due to the acquisition of $0.5 million in additional stock in the DunC acquisition and stock dividends received.

LOANS


ANALYSIS OF LOAN PORTFOLIO
--------------------------
                                                 2003                  2002                   2001
                                          ------------------     -----------------      -----------------
(Dollars in thousands)                                 % of                  % of                   % of
                                          Amount       Total     Amount      Total      Amount      Total
                                          ------       -----     ------      -----      ------      -----
Real estate-mortgage                     $ 58,443      25.39%   $ 50,355     27.03%    $ 65,093     31.13%
Real estate-construction                   15,310       6.65%      8,916      4.79%       9,806      4.69%
Real estate-held-for-sale                   1,026        .44%      2,315      1.24%       2,752      1.31%
Consumer                                   41,301      17.95%     34,668     18.61%      40,483     19.36%
Commercial and commercial real estate     117,364      51.00%     92,125     49.45%      93,405     44.66%
                                         --------     -------   --------    -------    --------    -------

Gross loans                               233,444     101.43%    188,379    101.12%     211,539    101.15%

Allowance for loan loss                    (3,302)     -1.43%     (2,079)    -1.12%      (2,404)    -1.15%
                                         --------     -------   --------    -------    --------    -------

Net loans                                $230,142     100.00%   $186,300    100.00%    $209,135    100.00%
                                         --------     -------   --------    -------    --------    -------
                                         --------     -------   --------    -------    --------    -------

Net loans increased 23.53% or $43.8 million during 2003 to $230.1 million at December 31, 2003 from $186.3 million at December 31, 2002. DunC had $45.9 million of net loans at the acquisition date. The increase occurred across all categories of loans. Excluding the DunC loans the net decrease in net loans of $2.1 million reflects weak loan demand during 2003 in the Company's primary market area and the volume of real estate loans refinanced off the balance sheet and into the secondary market. To mitigate the impact of prepayments in the mortgage loan portfolio, the Bank held $29.8 million of new origination 10 to 15 year fixed rate mortgages and adjustable rate mortgages in the portfolio. Although economic news has been mixed, management has seen some increase in loan demand in the fourth quarter of 2003 and into the first quarter of 2004. The Bank is implementing strategies to be more competitive on high quality business and consumer credits and expects this strategy, along with improved demand in its primary markets, to reverse the trend of declining loan balances.

ASSET QUALITY AND NON-PERFORMING LOANS

NON-PERFORMING LOANS AT PERIOD END
----------------------------------
                                                 2003      2002      2001      2000      1999
                                                 ----      ----      ----      ----      ----
Impaired loans-still accruing                   $  923    $  418    $1,147    $2,063    $1,984
Impaired loans-non-accrual                       2,058         0         0         0         0
Other non-accrual                                1,030     2,560     2,808     1,819       565
Past due 90 days or more and still accruing         42        26       356       280       529
                                                ------    ------    ------    ------    ------
   Total impaired loans                         $4,053    $3,004    $4,311    $4,162    $3,078
                                                ------    ------    ------    ------    ------
                                                ------    ------    ------    ------    ------

As of December 31, 2003, total non-performing loans were $4.1 million or 1.74% of gross loans compared to $3.0 million or 1.59% of gross loans at December 31, 2002. Non-performing loans include loans that are determined by management to be impaired because full collection of interest and principal is doubtful, have been placed in non-accrual status, and accruing loans which are past-due ninety days or more as to interest and/or principal payments. The increase in total non-performing loans at December 31, 2003 compared to a year earlier is primarily due to $0.9 million of non-performing loans, obtained in the DunC acquisition, most of which are secured by commercial real estate.

The Bank uses an internal asset classification system as a means of identifying and reporting problem and potential problem loans. All commercial and commercial real estate loans are graded on a scale of 1 to 7, with 1 being the best credit grade. Loans graded 5, 6 or 7 are classified as "watch", "substandard" and "doubtful", respectively. An asset is classified as substandard if it is inadequately protected by the current net worth and paying capacity of the obligor, or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Once an asset is considered uncollectible and viewed as non-bankable it is charged off as a loss against the allowance account. Assets that do not currently expose the Company to sufficient risk to warrant classification as substandard or doubtful, but possess weaknesses that may or may not be within the control of the customer, are deemed to be watch loans. The classified loans are reviewed monthly by the directors' loan committee, which must approve all additions and deletions from the classified list.

In 2003, the Bank implemented changes in how it categorizes and allocates its allowance for loan losses to non-performing loans. In years prior to 2003, the bank applied estimated loss percentages to loans classified as watch, substandard and doubtful, with deviations from the percentage when a loss was eminent. In 2003, the bank updated its loan policy to include an internal process that more effectively categorizes non-performing loans and allocates the allowance for loan losses. The changes in this internal process and improved categorization of non-performing loans accounts for the shifts in the categories of non-performing loans in the table above. Under the policy adopted in 2003, all commercial and commercial real estate loans classified as watch, substandard and doubtful are evaluated for impairment quarterly. Specific allocations of the allowance are made based upon this evaluation. For other segments of the portfolio and commercial and commercial real estate loans that are not considered impaired, an estimate of existing probable losses is determined based on a three year historical loss ratio for each major segment. The amounts determined using the historical loss factors are then adjusted after considering the impact of certain qualitative factors, including: levels and trends of delinquent and non-accrual loans; trends in volume and terms; changes in underwriting standards; experience and depth of lending staff; national and local economic trends and conditions; and industry concentrations in the portfolio. For additional discussion of the Bank's non-performing loans see
Note 5 to the Consolidated  Financial  Statements  attached  to  this filing  as
Exhibit 99.1.

                        ALLOCATION OF ALLOWANCE FOR LOAN LOSS BY CATEGORY

                                                   2003                       2002                     2001
                                           -----------------------     ----------------------    ---------------------
                                                       Percent of                 Percent of               Percent of
                                                       Gross Loans                Gross Loans              Gross Loans
(Dollars in thousands)                     Amount      By Category     Amount     By Category    Amount    By Category
                                           ------      -----------     ------     -----------    ------    -----------
Real estate-mortgage                       $  154          4.66%       $  212        10.20%      $  174        7.24%
Real estate-construction                        0          0.00%            0         0.00%           0        0.00%
Consumer                                      445         13.48%          176         8.46%         300       12.48%
Commercial and commercial real estate       2,796         84.68%        1,632        78.50%       1,765       73.42%
Unallocated                                   (93)        (2.82%)          59         2.84%         165        6.86%
                                           ------        -------       ------       -------      ------      -------
Total                                      $3,302        100.00%       $2,079       100.00%      $2,404      100.00%
                                           ------        -------       ------       -------      ------      -------
                                           ------        -------       ------       -------      ------      -------

The allowance for loan losses was $3.3 million or 1.41% of total loans at December 31, 2003 compared to $2.1 million or 1.10% of total loans at December 31, 2002. At December 31, 2003 the allowance for loan losses to total non-performing loans equaled 81.47% compared to 69.21% at December 31, 2002.

The unallocated portion of the reserve represents the difference between management's calculation of the required allowance, based on the Bank's loan policy, and the actual allowance at year end. The Bank's loan policy, which was adopted in 2003, considers the allowance for loan losses to be adequate within a range of 5% under and 10% over management's calculation of the required allowance. The unallocated portion of the allowance at December 31, 2003 represents a 2.74% shortfall from the calculated allowance, which is within the policy limit. In addition, the Bank's historical loss ratio for commercial and commercial real estate loans includes a $1.9 million charge-off that occurred in the second quarter of 2001. After June 30, 2004 this charge-off will no longer be included in the calculation of the three year historical loss factor, and will reduce the required reserve amount by approximately $0.9 million. This upcoming change in the historical loss factor was one consideration in determining that the allowance was adequate at 2.74% below the calculated amount.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and
114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Management reviews a calculation of the allowance for loan losses on a quarterly basis. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

GOODWILL

The DunC acquisition increased Goodwill by $1.6 million from $3.8 million at December 31, 2002 to $5.4 million at December 31, 2003. Goodwill, the excess of cost over fair value of net assets acquired in acquisitions, is not being amortized in accordance with the provisions of Statement of Financial Accounting Standards No. 142. Goodwill is evaluated annually for impairment. Any impairment in goodwill would be recognized against income in the period of impairment and could have a material adverse effect on the Company's consolidated results of operations in a given year.

DEPOSITS

Total deposits at December 31, 2003 were $323.6 million as compared to $263.1 million at December 31, 2002. In the DunC acquisition, $64.2 million in deposits were assumed. Also, we received short-term deposits of $11.8 million and $18.6 million made on the final business day of 2003 and 2002, respectively. Beyond those factors, other deposits increased $3.1 million, or 1.27%. The Bank continued to see a favorable shift in the mix of its deposits in 2003. Average interest bearing checking accounts for 2003 were 10.99% of average assets compared to 10.15% in 2002 and average demand deposit accounts, which are noninterest bearing, were 10.06% of average assets in 2003 compared to 9.40% in 2002. Time deposits as a percent of average assets decreased to 36.39% of average assets in 2003 from 38.03% in 2002.

COMPOSITION OF DEPOSITS AND INTEREST RATES PAID
-----------------------------------------------

                                                                       Years Ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                                  2003                              2002                              2001
                                    -------------------------------  ------------------------------   ------------------------------
                                    Average   Percent of   Average   Average   Percent of   Average   Average   Percent of   Average
(Dollars in thousands)              Balance     Total       Rate     Balance      Total      Rate     Balance      Total      Rate
                                    -------   ----------   -------   -------   ----------   -------   -------   ----------   -------
Noninterest bearing demand
   deposits                         $ 36,370     13.62%        --    $ 30,309     12.66%        --    $ 26,315     11.23%        --
Interest bearing demand deposits      39,734     14.88%     0.73%      32,736     13.68%     1.04%      28,443     12.13%     2.13%
Savings deposits                      59,336     22.22%     0.77%      53,672     22.43%     1.13%      51,068     21.78%     2.20%
Time deposits                        131,575     49.28%     3.15%     122,616     51.23%     4.06%     128,596     54.86%     5.48%
                                    --------    -------     -----    --------    -------     -----    --------    -------     -----

Total                               $267,015    100.00%     2.12%    $239,333    100.00%     2.84%    $234,422    100.00%     4.22%
                                    --------    -------     -----    --------    -------     -----    --------    -------     -----
                                    --------    -------     -----    --------    -------     -----    --------    -------     -----

SHORT-TERM BORROWINGS

SHORT-TERM BORROWINGS

(Dollars in thousands)
Balance outstanding December 31,                    2003       2002       2001
                                                  -------    -------    -------
Repurchase agreements                             $ 9,486    $13,399    $ 5,037
Fed funds purchased                                     0          0          0
FHLB Open line of credit                                0          0          0
Line of Credit                                          0         55      1,050
                                                  -------    -------    -------
Total Short-Term Borrowings                       $ 9,486    $13,454    $ 6,087
                                                  -------    -------    -------
                                                  -------    -------    -------

Weighted rate December 31,
Repurchase agreements                               0.61%      0.95%      1.25%
Fed funds purchased                                    --         --         --
FHLB Open line of credit                               --         --         --
Line of Credit                                         --      3.38%      3.93%
                                                  -------    -------    -------
Total Short-Term Borrowings                         0.61%      0.96%      1.71%
                                                  -------    -------    -------
                                                  -------    -------    -------

(Dollars in thousands)                              2003       2002       2001
                                                  -------    -------    -------
Maximum month-end outstanding balance
Repurchase agreements                             $14,324    $18,131    $12,599
Fed funds purchased                                16,347      6,395      6,865
FHLB Open line of credit                                0          0          0
Line of Credit                                         55      6,056      1,050

(Dollars in thousands)                               2003       2002       2001
                                                  -------    -------    -------
Year-to-date average amount outstanding
Repurchase agreements                             $10,008    $11,924    $ 8,071
Fed funds purchased                                 1,843        921      1,004
FHLB Open line of credit                              -0-        -0-        697
Line of Credit                                         38      2,480      1,010
                                                  -------    -------    -------
Total Short-Term Borrowings                       $11,889    $15,325    $10,782
                                                  -------    -------    -------
                                                  -------    -------    -------

Year-to-date average weighted rate                  2003       2002       2001
                                                  -------    -------    -------
Repurchase agreements                               0.89%      1.49%      3.92%
Fed funds purchased                                 1.40%      1.93%      5.14%
FHLB Open line of credit                            0.00%      0.00%      6.43%
Line of Credit                                      3.34%      3.86%      4.94%
                                                  -------    -------    -------
Total Short-Term Borrowings                         0.97%      1.90%      4.29%
                                                  -------    -------    -------
                                                  -------    -------    -------

Total short-term borrowings as of December 31, 2003 decreased $4.0 million or 29.49% to $9.5 million compared to $13.5 million at December 31, 2002. This decrease is due to a decrease in repurchase agreements with business and governmental organizations. The Bank's customers use repurchase agreements to invest excess liquidity on a daily basis. In addition, the Company paid off its $0.1 million line of credit in September 2003.

LONG-TERM BORROWINGS

Long-term borrowings increased $17.0 million to $55.9 million at December 31, 2003 compared to $38.9 million at December 31, 2002. The Company borrowed $7.5 million under a term loan in September 2003 to finance the DunC acquisition. The term loan provides for quarterly principal payments over a 12-year period commencing July 15, 2004. The Company has the option to select from various interest rates, currently 3.17% (200 BP over 3 month LIBOR adjusted quarterly). Among others, certain covenants placed upon the Company include limitations on further mergers without the consent of the lender, a requirement to maintain the Bank's total risk-based capital ratio of at least 11%, a requirement to maintain a ratio of the Bank's non-performing assets plus other real estate to total loans plus other real estate at or below 2.25% and to maintain the Bank's ratio of allowance for loan losses to non-performing loans at or above 1%.

The Company assumed $3.6 million of long-term borrowings in connection with the DunC acquisition.

The Bank's primary source for long-term borrowings has been, and is expected to continue to be, the Federal Home Loan Bank of Chicago ("FHLB"). In 2003, the Bank paid off $2.1 million in FHLB advances and borrowed an additional $8.0 million from the FHLB; at year end, borrowings from the FHLB were $48.4 million.

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES

In December of 2002 the Company capitalized Blackhawk Statutory Trust I for the purpose of issuing $7.0 million in trust preferred capital securities. The Company capitalized the trust and then issued $7.2 million of subordinated debentures to the trust, which in turn issued $7.0 million of capital securities to an outside investor. Management believes that this is an advantageous method of funding the Company's growth strategies. The subordinated debentures do not contain restrictions or covenants typically found in bank financing arrangements. Also, while it qualifies for regulatory purposes as tier 1 capital, with certain limitations, it does not dilute the ownership of the existing stockholders. See Note 10 to the Consolidated Financial Statements for further discussion of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures.

As more fully discussed in Notes 1 and 10 of the December 31, 2003 Consolidated Financial Statements the Company will adopt Financial Accounting Standards Board Interpretation (FIN) No. 46 , in connection with its consolidated financial statements for the quarter ended March 31, 2004. The implementation of FIN 46 will require the Company to de-consolidate its investment in Blackhawk Statutory Trust I (the "Trust") because the Company is not the primary beneficiary. There will be no impact on stockholders equity, income from continuing operations or net income upon adoption of the standard.

The trust preferred securities issued by the Trust are currently included in the Tier 1 capital of the Company for regulatory capital purposes. However, because the financial statements of the Trust will no longer be included in the Company's consolidated financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2003, assuming the Company was not permitted to include the $7 million in trust preferred securities issued by the Trust in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

ASSET/LIABILITY MANAGEMENT

INTEREST RATE RISK ANALYSIS
---------------------------
                                                            Two-      Four-     Seven-     Ten-      Over
December 31, 2003                                   One     three      six       nine     twelve     One
(Dollars in thousands)                             Month    months    months    months    months     year      Total
                                                   -----    ------    ------    ------    ------     ----      -----

Federal funds sold and short-term investments     $ 6,120   $     0   $     0   $     0   $     0  $      0   $ 6,120
Interest bearing deposits                             960       198       298       293         0     1,092     2,841
Taxable investment securities                       6,808     3,022     4,012     4,802     2,537    81,613   102,794
Tax-exempt investment securities                      100       970       597       329     1,270    29,652    32,918
Federal Home Loan Bank of Chicago stock                 0     5,327         0         0         0         0     5,327
Loans                                              62,801     4,498     8,400    10,131     6,343   141,271   233,444
                                                  -------   -------   -------   -------   -------  --------  --------
Total interest-earning assets                     $76,789   $14,015   $13,307   $15,555   $10,150  $253,628  $383,444
                                                  -------   -------   -------   -------   -------  --------  --------
                                                  -------   -------   -------   -------   -------  --------  --------

MATURITY AND INTEREST SENSITIVITY OF LOANS
------------------------------------------
December 31, 2003
                                                                                           Greater Than
(Dollars in thousands)                     Time Remaining to Maturity                        One Year
                                ------------------------------------------------       ----------------------
                                             After One                                  Fixed        Floating
                                Due Within   But Within   After Five                   Interest      Interest
                                 One Year    Five Years      Years         Total         Rate          Rate
                                ----------   ----------   ----------       -----       --------      --------

Real estate-mortgage              $   701     $  5,067      $52,585      $ 58,443      $ 25,692      $31,960
Real estate-construction            8,307        6,933        7,093        15,310           -0-        7,003
Real estate-held for sale           1,026          -0-          -0-         1,026           -0-          -0-
Consumer                            6,394       32,415        1,961        40,770        22,238       12,138
Commercial and commercial
real estate                        45,353       67,061        5,481       117,895        62,955        9,587
                                  -------     --------      -------      --------      --------      -------
Gross Loans                       $61,871     $111,476      $60,097      $233,444      $110,884      $60,689
                                  -------     --------      -------      --------      --------      -------
                                  -------     --------      -------      --------      --------      -------

INTEREST RATE RISK ANALYSIS
---------------------------
                                                Time Remaining to Maturity
                                 ----------------------------------------------------------
December 31, 2003                Due Within    Four to     Seven to      After
(Dollars in thousands)            3 months    6 months     12 months    12 months     Total
                                 ----------   --------     ---------    ---------     -----
Certificates of Deposit
   Less than $100,000              $17,766     $14,518      $22,159      $46,645     $101,088
   More than $100,000                5,231      11,331       10,476       14,021       41,059
                                   -------     -------      -------      -------     --------
Total                              $22,997     $25,849      $32,635      $60,666     $142,147
                                   -------     -------      -------      -------     --------
                                   -------     -------      -------      -------     --------

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

As part of the Company's asset/liability management strategy, the Company entered into an interest rate swap agreement in June 2003. The swap agreement had the effect of converting the Company's $7.0 million of variable rate Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures to a fixed rate. See Note 16 to the Consolidated Financial Statements for a further discussion of the interest rate swap.

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

The following discussion of the Company's cash flows below provides some of the highlights of the Company's cash flows. It is only a summary. We urge you to read the more complete discussions and analysis of the Company's cash flows contained in the Consolidated Statements of Cash Flows in the Company's Consolidated Financial Statements attached to this Form 10-KSB as Exhibit 99.1.

The Company had cash flow from operations of $3.5 million in 2003, $5.7 million in 2002 and $1.5 million in 2001. Cash flow from operations used cash for the origination of loans for the secondary market of $34.7 million in 2003, $32.9 million in 2002 and $33.6 million in 2001. The sale of loans to the secondary market provided cash of $37.7 million in 2003, $33.8 million in 2002 and $32.2 million in 2001.

Cash used in investing activities was $2.9 million in 2003, $23.5 million in 2002 and $5.5 million in 2001. The Company received cash from the sale, maturity or call of investment securities of $84.2 million in 2003, $33.1 million in 2002 and $33.9 million in 2001. Cash was used to purchase investment securities of $103.5 million in 2003, $72.8 million in 2002 and $26.6 million in 2001. In 2003 the Company used net cash of $4.5 million in the DunC acquisition. This consisted of the $7.2 million paid for DunC net of $2.7 million in cash received. The acquisition of DunC was funded by the December 2002 issuance of the Company's trust preferred securities, which proceeds were temporarily used to reduce bank debt. At closing of the DunC acquisition, the Company increased bank debt by $7.5 million. In addition, the Company invested $1.4 million, $0.9 million and $0.8 million in fixed assets for the years 2003, 2002 and 2001, respectively.

Cash provided by financing activities was $4.1 million in 2003, $18.6 million in 2002 and $2.3 million in 2001. The Company used $3.6 million in 2003 to fund a net decrease in deposits. In 2002 net deposit growth provided $13.5 million in cash, while in 2001 $11.3 million was used to fund a net decrease in deposits. Cash was used to pay stockholder dividends of $0.9 million in 2003, $0.9 million in 2002 and $1.1 million in 2001. Net borrowings generated cash of $8.6 million in 2003, $4.9 million in 2002 and $14.6 million in 2001.

The following table summarizes the Company's cash needs for significant contractual obligations and other potential funding needs at December 31, 2003 (in thousands):

               Time      Long-term    Operating   Data Processing
             Deposits   debt(1)<F2>    Leases        Commitment       Total
             --------   -----------   ---------   ---------------     -----
2004         $ 81,633     $13,475      $  164          $  534       $ 95,806
2005           38,537      12,098         164             534         51,333
2006            8,843       3,825         164             534         13,366
2007           11,426       1,953         161             534         14,074
2008            1,708       9,875         114             404         12,101
Thereafter          0      21,687       1,000               0         22,687
             --------     -------      ------          ------       --------
Total        $142,147     $62,913      $1,767          $2,540       $209,367
             --------     -------      ------          ------       --------
             --------     -------      ------          ------       --------

Commitments to extend credit                                  $   34,356
                                                              ----------

(1)<F2>   Long-term  debt  includes  company obligated  mandatorily   redeemable
          preferred securities.

OFF-BALANCE SHEET ITEMS

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

Off-balance-sheet financial instruments, whose contracts represented credit and/or interest rate risk at December 31, were as follows:

                                                  2003           2002
                                                  ----           ----
                                                (Amounts in thousands)
       Unused Lines of Credit
         Commercial and other                   $29,151        $20,183
         Credit cards                             4,221          4,463
       Standby Letters of Credit                    984            950
       Commitments to Extend Credit               1,528          5,343

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At December 31, 2003 and 2002, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees. Credit card commitments are unsecured.

The Bank frequently enters into loan sale commitments prior to closing loans in order to limit interest rate risk for the period of time between when a loan is committed and when it is sold. These sale commitments are typically made on a loan-by-loan basis.

Except for the above-noted commitments to originate loans in the normal course of business, the Company and Bank have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

The Company and the Bank do not engage in the use of futures or option contracts as of December 31, 2003.

CAPITAL

SELECTED EQUITY RATIOS
----------------------                             2003      2002    Regulatory
                                                   Ratio    Ratio    Requirement
                                                   -----    -----    -----------

Equity as a percent of assets                      6.06%    7.32%         N/A
Core capital as a percent of risk based assets     9.64%   12.94%       4.00%
Total capital as a percent of risk based assets   10.89%   13.94%       8.00%
Leverage ratio                                     6.01%    8.29%       4.00%


Total stockholder's equity as of December 31, 2003 and 2002 was $25.8 million. While total stockholder's equity did not change, the individual components reflected the following changes for 2003:

   o Surplus increased by $0.1 million from the issuance of stock under the employee and director stock option plans;

   o Retained earnings increased by $0.3 million (2003 net income of $1.2 million less dividends declared of $0.9 million) and;

   o Accumulated Other Comprehensive Income decreased by $0.4 million due to a $0.6 million decrease in unrealized gains on available for sale securities offset by a $0.2 million gain on the Company's interest rate SWAP agreement.

The capital ratios of the Company are in excess of the regulatory requirements. Under guidelines issued by the Federal Reserve Bank, the $7.0 million of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures issued in December 2002 are included in Tier 1 and total capital of the Company at December 31, 2003. Tier 1 capital as a percent of risk based assets for 2003 is 9.64% compared to a December 31, 2002 ratio of 12.94% and a regulatory requirement of 4.0%. Total capital as a percent of risk based assets for 2003 is 10.89% compared to a December 31, 2002 ratio of 13.94% and a regulatory requirement of 8.0%. The leverage ratio for the Company for 2003 is 6.01% compared to a December 31, 2002 ratio of 8.29% and a 4.0% regulatory requirement. The decrease in all three capital ratios reflects the financing of the DunC acquisition with debt rather than equity in 2003.

As noted in Item 1 of this report, the Bank is also subject to regulatory capital requirements. The capital ratios at December 31, 2003 and 2002 compared to the regulatory requirements are detailed in Note 17 to the Consolidated Financial Statements. As a condition to obtaining approval of the DunC acquisition by federal and state regulators, the Company has agreed to maintain the Bank's tier 1 capital to average assets ratio at a minimum of 7.0% through September 30, 2006. The Bank's tier 1 capital to average assets was 7.5% at December 31, 2003 and 7.7% at December 31, 2002. The Company also committed that, in the event the Bank's earnings are not sufficient to produce cash flow to acquisition service debt at 80% of the earnings dividend rate, the Company will fund the debt service with additional capital. The capital may come, from, among other things, a reduction or elimination of stockholder dividends or from the issuance of capital securities. This may impact the Company's ability to pay future dividends.

As more fully discussed under "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures" above, the Company's capital ratios may be negatively impacted should federal regulators no longer permit the inclusion of the Company's trust preferred securities in Tier 1 capital. Such a determination could have a material adverse effect on the Company's ability to meet its capital commitments.

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

ITEM 7. FINANCIAL STATEMENTS

The required financial statements  are attached to this  Form 10-KSB as  Exhibit
99.1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 27, 2002, the Audit Committee of the Board of Directors of the Company approved a change in auditors. The Board of Directors ratified the Audit Committee's engagement of McGladrey & Pullen, LLP to serve as the Company's independent public accountants and replacement of Wipfli Ullrich Bertelson LLP ("Wipfli") as the Company's independent public accountants, effective August 28, 2002.

Wipfli performed audits of the consolidated financial statements for the two years ended December 31, 2001 and 2000. Their reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two years ended December 31, 2001, and from December 31, 2001 through the effective date of the Wipfli termination, there were no disagreements between the Company and Wipfli on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused Wipfli to make reference to the subject matter of such disagreements in connection with this report.

During the two years ended December 31, 2001, and from December 31, 2001 until the effective date of the dismissal of Wipfli, Wipfli did not advise the Company of any of the following matters:

1. That the internal controls necessary for the Company to develop reliable financial statements did not exist;

2. That information had come to Wipfli's attention that had led it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

3. That there was a need to expand significantly the scope of the audit of the Company, or that information had come to Wipfli's attention that if further investigated: (i) may materially impact the fairness or reliability of either a previously-issued audit report or underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements) or (ii) may cause it to be unwilling to rely on management's representation or be associated with the Company's financial statements and that, due to its dismissal, Wipfli did not so expand the scope of its audit or conduct such further investigation;

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

Wipfli has furnished a letter to the SEC dated August 29, 2002, stating that it agrees with the above statements, which was included in earlier filings by the Company. The letter is provided as Exhibit 16.1.

During the two years ended December 31, 2001, and from December 31, 2001 through engagement of McGladrey & Pullen, LLP as the Registrant's independent accountant, neither the Company nor anyone on its behalf had consulted McGladrey & Pullen, LLP with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any related item.

ITEM  8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Our principal executive officer and principal financial officer have reviewed and evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to us required to be included in our periodic filings under the Exchange Act.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

a) Directors of the Company. The information that will appear under "Election of Directors" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 19, 2004 is incorporated herein by this reference.

b) Executive officers of the Company. The information presented in Item I of this report is incorporated herein by this reference.

c) Section 16(a) Beneficial Ownership Reporting Compliance. The information that will appear under "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 19, 2004 is incorporated herein by this reference.

d) Code of Ethics. The information that will appear under "Company Code of Ethical Practices" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 19, 2004 is incorporated herein by this reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information that will appear under "Director and Executive Compensation" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 19, 2004 is incorporated herein by this reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information that will appear under "Equity Compensation Plan Information" and "Beneficial Ownership of Securities" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 19, 2004 is incorporated herein by this reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information that will appear under "Certain Transactions with Management and Others" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 19, 2004 is incorporated herein by this reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Documents Filed:

1. and 2.  Financial Statements.   The Company's  Consolidated  Balance  Sheets,
                                   Consolidated    Statements     of     Income,
                                   Consolidated   Statements   of   Changes   in
                                   Stockholders' Equity, Consolidated Statements of Cash Flows and Notes to Consolidated
                                   Financial Statements are attached to this Form 10-KSB as exhibit 99.1.

3.         Exhibits.               See "Exhibit  Index"  which  is  incorporated
                                   herein by this reference.

b)     Reports On Form 8-K:

          During the fourth quarter of 2003 the Company filed an 8-K dated October 14, 2003 which provided the information required under Item 2 as a result of the Company's acquisition of DunC Corp. An 8-K/A was filed on November 12, 2003 to amend that filing, to furnish the financial Statements and Exhibits required under Item 7. Those statements were as follows:

            o Consolidated Balance Sheets of DunC Corp. as of December 31, 2002 and 2001.

            o Consolidated Statements from Income of DunC Corp. for the years ended December 31, 2002 and 2001.

            o Consolidated Statements of Changes in Stockholders' Equity of DunC Corp. for the years ended December 31, 2002 and 2001.

            o Consolidated Statements of Cash Flows of DunC Corp. for the years ended December 31, 2002 and 2001.

            o Unaudited Consolidated Statements of Financial Condition of DunC Corp. as of June 30, 2003 and 2002 and as of December 31, 2002.

            o Unaudited Consolidated Statements of Income of DunC Corp. for the six months ended June 30, 2003 and 2002.

            o Unaudited Consolidated Statements of Cash Flows of DunC for the six months ended June 30, 2003 and 2002.

            o Unaudited Pro Forma Condensed Combined Statements of Financial Condition of The Corporation and DunC as of June 30, 2003.

            o Unaudited Pro Forma Condensed Combined Statements of Income for the six months ended June 30, 2003 and for the year ended December 31, 2002 of The Corporation and DunC

          Also, the Company furnished a Report on Form 8-K dated November 12, 2003 under Item 12 which reported 3rd quarter 2003 results; that report is not deemed "filed."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information that will appear under "Audit and Non-Audit Fees" in the definitive Proxy Statement to be prepared and filed for the Company's Annual Meeting of Stockholders to be held on May 19, 2004 is incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Blackhawk Bancorp, Inc.

                                      By /s/ Todd J. James
                                         -----------------------------------
                                      Todd J. James
                                      Executive Vice President and Secretary
                                      March 17, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 17, 2004.

Principal Executive Officer and Director:
  Director, President and                  /s/ R. Richard Bastian, III
  Chief Executive Officer                  ---------------------------
                                           R. Richard Bastian, III,
                                           President and Chief Executive Officer

Principal Financial Officer                /s/ Todd J. James
                                           -----------------
                                           Todd J. James
                                           Executive Vice President,
                                           Treasurer and Chief Financial Officer

Principal Accounting Officer               /s/ Thomas L. Lepinski
                                           ----------------------
                                           Thomas L. Lepinski, C.P.A.,
                                           Principal Accounting Officer

Directors:

/s/ John B. Clark                          /s/ Merritt J. Mott
-----------------                          -------------------
  John B. Clark                            Merritt J. Mott

/s/ Roger G. Bryden                        /s/ Stephen P. Carter
-------------------                        ---------------------
  Roger G. Bryden                          Stephen P. Carter

/s/ Charles Hart                           /s/ George D. Merchant
----------------                           ----------------------
  Charles Hart                             George D. Merchant

/s/ Kenneth A Hendricks                    /s/ Prudence A. Harker
-----------------------                    ----------------------
  Kenneth A. Hendricks                     Prudence A. Harker

/s/ Charles J. Howard                      /s/ Stephen R. Thomas
---------------------                      ---------------------
  Charles J. Howard                        Stephen R. Thomas

                            Blackhawk Bancorp, Inc.
                                Exhibit Index To
                       2003 Annual Report on Form 10-KSB


Exhibit                            Incorporated Herein      Filed
Number   Description               By Reference To:         Here-with  Page No.
------   -----------               ----------------         ---------  --------

2.1      Agreement and Plan of     Exhibit 2.1 to Form 8-K
         Merger By and Among       dated March 17, 2003
         Blackhawk Bancorp, Inc.
         DunC Merger Corporation
         and DunC Corp

3.1      Amended and Restated      Exhibit 3.1 to
         Articles of Incorporation Amendment No. 1 to
         of Blackhawk Bancorp,     Registration
         Inc.                      Statement on Form
                                   S-1(Reg. No. 33.32351)

3.2      By-Laws of Blackhawk      Exhibit 3.2 to
         Bancorp, Inc., as         Amendment No. 1 to
         amended.                  Registration
                                   Statement on Form S-1

3.3      Amendments to By-Laws     Exhibit 3.3 to 1994
         of Blackhawk Bancorp,     Form 10-KSB dated March
         Inc., as amended.         29, 1995

3.4      Amendments to By-Laws of  Exhibit 3.4 to 1994
         Blackhawk Bancorp, Inc.,  Form 10-KSB dated March
         as amended.               29, 1995.

4.1      Sections 15 and 19 of     Exhibit 1.2 to
         Plan of Conversion of     Amendment No. 1 to
         Beloit Savings Bank, as   Registration
         amended                   Statement on Form-1
                                   (No. 33-32351) filed on
                                   March 5, 1990.

4.2      Blackhawk Bancorp, Inc.                            X          45
         Floating Rate Junior
         Subordinated Deferrable
         Interest Debentures
         Indenture Dated as of
         December 19, 2002

4.3      Credit Agreement with US  Exhibit 4 to Form 8-K
         Bank National Association dated September 30,
         dated September 26, 2003  2003

10.12    Blackhawk State Bank      Exhibit 10.12 to 1996
         Officer Bonus Plan, as    Form 10-KSB, dated
         amended *<F3>             March 28, 1997

10.2     Written description of    Proxy Statement for its
         Plan for Life Insurance   Annual Meeting of
         of Blackhawk State        Stockholders, on May 8,
         Bank *<F3>                1991, dated April 4,
                                   1991

10.3     Blackhawk Bancorp, Inc.   Exhibit 10.3 to 1990
         Employee Stock Ownership  Form 10-K, dated
         Plan *<F3>                March 31, 1990

10.31    Amendment to Blackhawk    Exhibit 10.31 to 1994
         Bancorp, Inc.             Form 10-KSB, dated
         Employee Stock Ownership  March 29,1995
         Plan *<F3>

10.4     Blackhawk Bancorp, Inc.   Exhibit 10.4 to
         Employee Stock Ownership  Amendment No. 1 to
         Trust *<F3>               Registration Statement
                                   Form S-1 (No. 33-32351)

10.5     Blackhawk Bancorp, Inc.   Exhibit 10.5 to
         Directors' Stock Option   Amendment No. 1 to
         Plan *<F3>                Registration
                                   Statement Form S-1
                                   (No. 33-32351)

10.6     Blackhawk Bancorp, Inc.   Exhibit 10.6 to
         Executive Stock Option    Registration
         Plan *<F3>                Statement Form S-1
                                   (No. 33-32351)

10.7     Form of Severance Payment Exhibit 10.8 to
         Agreement entered into    Amendment No. 1 to
         between Blackhawk State   Registration
         Bank and Messrs. Calkins, Statement Form S-1
         Kelley and Rusch *<F3>    (No. 33-32351)

10.71    Form of Severance Payment Exhibit 10.8 to 1994
         Agreement entered into    Form 10-KSB, dated
         between Blackhawk State   March 29, 1995
         Bank and Mr.
         Conerton *<F3>

10.72    Employment Agreement      Exhibit 4.4 to 2002
         between Blackhawk State   Form 10-QSB for the
         Bank and R. Richard       quarter ended September
         Bastian, III              30, 2002

10.73    Employment Agreement                               X          46
         between Blackhawk State
         Bank and Dale Blachford

10.8     Blackhawk Bancorp, Inc.   Exhibit 10.9 to 1994
         Directors' Stock Option   Form 10-KSB, dated
         Plan *<F3>                March 29, 1995

10.9     Blackhawk Bancorp, Inc.   Proxy Statement for its
         Executive Stock Option    Annual Meeting of
         Plan *<F3>                Stockholders on May 13,
                                   1998, dated April 2,
                                   1998
14       Code of Ethics                                     X          55

16.1     Letter on Change in                                X          56
         Certifying Accountant

21       Subsidiaries of                                    X          57
         Registrant

31.1     Rule 13a-14(a)/15d-14(a)                           X          58
         Certification

31.2     Rule 13a-14(a)/15d-14(a)                           X          59
         Certification

32.1     Certification Pursuant to
         18 U. S. C. Section 1350,
         as Adopted Pursuant to
         Section 906 of the
         Sarbanes-Oxley Act of
         2002                                               X          60

32.2     Certification Pursuant to
         18 U. S. C. Section 1350,
         as Adopted Pursuant to
         Section 906 of the
         Sarbanes-Oxley Act of
         2002                                               X          61

99.1     Financial Statements                               X          62

*<F3> Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the description of the exhibit.