Form 10QSB
period 2004-03-31
BLACKHAWK BANCORP INC
filed 2004-05-12
CIK 857853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                              OF THE EXCHANGE ACT

                  FOR THE TRANSITION PERIOD FROM ---- TO ----

                         COMMISSION FILE NUMBER 0-18599

                            BLACKHAWK BANCORP, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 WISCONSIN                                  39-1659424
     (STATE OR OTHER JURISDICTION OF                    (I. R. S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                                400 BROAD STREET
                            BELOIT, WISCONSIN  53511
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (608) 364-8911
                          (ISSUER'S TELEPHONE NUMBER)
                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES    X             NO
                     -----              -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                      OUTSTANDING AT
          CLASS OF COMMON STOCK                       APRIL 21, 2004
          ---------------------                       --------------
          $.01 PAR VALUE                             2,526,145 SHARES

Transitional Small Business Disclosure Format (Check one): Yes        No  X
                                                              -----     -----

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

ITEM 1.  FINANCIAL STATEMENTS

     Unaudited Consolidated Balance Sheets as of
           March 31, 2004 and December 31, 2003                          4

     Unaudited Consolidated Statements of Income for the
           Three Months Ended March 31, 2004 and 2003                    5

     Unaudited Consolidated Statements of Stockholders'
           Equity for the Three Months Ended March 31, 2004 and 2003     6

     Unaudited Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2004 and 2003                  7-8

     Notes to Unaudited Consolidated Financial Statements             9-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
             OF OPERATION                                            13-23

ITEM 3.  CONTROLS AND PROCEDURES                                        24

                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                           24

ITEM 2.     CHANGES IN SECURITIES                                       24

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                             24

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                       24

ITEM 5.     OTHER INFORMATION                                           24

ITEM 6.          A) EXHIBITS                                            24

                 B) REPORTS ON FORM 8-K                                 24

SIGNATURES                                                              25

INDEX TO EXHIBITS                                                       26


                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,   DECEMBER 31,
                                                                             2004         2003
                                                                          ---------   ------------
ASSETS                                                                     (Dollars in thousands)
------
Cash and due from banks                                                   $ 13,669     $ 17,250
Federal funds sold and securities purchased under agreements to resell      12,254        6,120
Interest-bearing deposits in banks                                           3,224        2,841
Available-for-sale securities                                              102,225      118,107
Held to maturity securities, at amortized cost                              16,531       17,606
Loans, less allowance for loan losses of $3,173 and $3,302
  at March 31, 2004 and December 31, 2003, respectively                    238,370      230,142
Office buildings and equipment, net                                          9,822        9,981
Intangible assets                                                            7,147        7,246
Bank-owned life insurance                                                    6,327        6,263
Other assets                                                                 9,576        9,846
                                                                          --------     --------
     Total Assets                                                         $419,145     $425,402
                                                                          --------     --------
                                                                          --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
     Noninterest-bearing                                                  $ 47,615     $ 47,999
     Interest-bearing                                                      266,501      275,640
                                                                          --------     --------
          Total deposits                                                   314,116      323,639
Short-term borrowings                                                        9,169        9,486
Subordinated debentures                                                      7,217        7,217
Long-term borrowings                                                        57,997       55,913
Other liabilities                                                            4,388        3,384
                                                                          --------     --------
     Total Liabilities                                                     392,887      399,639
                                                                          --------     --------

STOCKHOLDERS' EQUITY:
Preferred stock
     1,000,000 shares, $.01 par value per share
     authorized, none issued or outstanding                                     --           --
Common stock
     10,000,000 shares, $.01 par value per share authorized,
     shares issued and outstanding: 2,526,145 at March 31, 2004, 2,522,995
     at December 31, 2003                                                       25           25
Surplus                                                                      8,845        8,818
Retained earnings                                                           16,271       16,092
Accumulated other comprehensive income                                       1,117          828
                                                                          --------     --------
     Total Stockholders' Equity                                             26,258       25,763
                                                                          --------     --------
     Total Liabilities and Stockholders' Equity                           $419,145     $425,402
                                                                          --------     --------
                                                                          --------     --------

            See Notes to Unaudited Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                             2004         2003
                                                                             ----         ----
INTEREST INCOME:                                               (Dollars in thousands, except per share data)
  Interest and fees on loans                                                $3,541       $3,249
  Interest and dividends on securities:
     Taxable                                                                 1,056          927
     Nontaxable                                                                313          253
  Interest on fed funds sold and securities purchased under
          agreements to resell                                                  13           41
  Interest on interest-bearing deposits in banks                                17           10
                                                                            ------       ------
     Total Interest Income                                                   4,940        4,480
                                                                            ------       ------
INTEREST EXPENSE:
  Interest on deposits                                                       1,124        1,266
  Interest on short-term borrowings                                             29           34
  Interest on subordinated debentures                                          103           84
  Interest on long-term borrowings                                             560          505
                                                                            ------       ------
     Total Interest Expense                                                  1,816        1,889
                                                                            ------       ------
  Net Interest Income                                                        3,124        2,591
  Provision for loan losses                                                    104          222
                                                                            ------       ------
  Net Interest Income After Provision For Loan Losses                        3,020        2,369
                                                                            ------       ------
NONINTEREST INCOME:
  Service charges on deposit accounts                                          486          339
  Gain on sale of loans                                                        147          158
  Securities gains, net                                                         80          329
  Increase in cash value of bank-owned life insurance                           69           77
  Other                                                                        246          136
                                                                            ------       ------
     Total Noninterest Income                                                1,028        1,039
                                                                            ------       ------
NONINTEREST EXPENSES:
  Salaries and employee benefits                                             1,818        1,458
  Occupancy                                                                    290          189
  Equipment                                                                    308          230
  Data processing services                                                     278          196
  Advertising and marketing                                                     93           63
  Amortization of intangibles                                                   95           77
  Professional fees                                                            128          185
  Office supplies                                                               72           63
  Telephone                                                                     96           75
  Postage                                                                       51           57
  Transportation                                                                64           44
  Other                                                                        289          313
                                                                            ------       ------
     Total Noninterest Expenses                                              3,582        2,950
                                                                            ------       ------
Income Before Income Taxes                                                     466          458
Income Taxes                                                                    60           60
                                                                            ------       ------
Net Income                                                                  $  406       $  398
                                                                            ------       ------
                                                                            ------       ------
Basic Earnings Per Share                                                    $ 0.16       $ 0.16
                                                                            ------       ------
                                                                            ------       ------
Diluted Earnings Per Share                                                  $ 0.16       $ 0.16
                                                                            ------       ------
                                                                            ------       ------
Dividends Per Share                                                         $ 0.09       $ 0.09
                                                                            ------       ------
                                                                            ------       ------

            See Notes to Unaudited Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
           UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2004          2003
                                                           ----          ----
                                                         (Dollars in thousands)
Common Stock:
   Balance at beginning of period                         $    25      $    25
   Stock options exercised                                     --           --
                                                          -------      -------
   Balance at end of period                                    25           25
                                                          -------      -------

Surplus:
   Balance at beginning of period                           8,818        8,698
   Stock options exercised                                     27           65
                                                          -------      -------
   Balance at end of period                                 8,845        8,763
                                                          -------      -------

Retained Earnings:
   Balance at beginning of period                          16,092       15,788
   Net income                                                 406          398
   Dividends declared on common stock                        (227)        (227)
                                                          -------      -------
   Balance at end of period                                16,271       15,959
                                                          -------      -------

Accumulated other comprehensive income:
   Balance at beginning of period                             828        1,287
   Other comprehensive income (loss), net of taxes            289         (288)
                                                          -------      -------
   Balance at end of period                                 1,117          999
                                                          -------      -------



Total Stockholders' Equity                                $26,258      $25,746
                                                          -------      -------
                                                          -------      -------

            See Notes to Unaudited Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              2004            2003
                                                                              ----            ----
                                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $    406         $     398
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                                                357               328
   Provision for loan losses                                                    104               222
   Gain on sale of loans                                                       (147)             (158)
   FHLB stock dividends                                                         (87)              (53)
   Amortization of premiums on securities, net                                  171               152
   Securities gains, net                                                        (80)             (329)
   Decrease in accrued interest receivable                                       98               116
   Decrease in accrued interest payable                                          (3)               (3)
   (Increase) decrease in other assets                                           10            (2,701)
   Increase (decrease) in other liabilities                                     855              (221)
                                                                           --------          --------
      Net cash provided by (used in) operations before
        loan originations and sales                                           1,684            (2,249)
   Origination of loans for sale                                            (10,868)           (6,883)
   Proceeds from sale of loans                                                9,856             8,989
                                                                           --------          --------
   Net cash provided by (used in) operating activities                          672              (143)
                                                                           --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest-bearing deposits in banks               (383)            7,245
   Net (increase) decrease in federal funds sold and securities
      purchased under agreements to resell                                   (6,134)            7,120
   Proceeds from sales of available-for-sale securities                      19,501            10,884
   Proceeds from maturities and calls of available-for-sale securities        8,463             9,032
   Proceeds from maturities and calls of held-to-maturity securities          1,064             2,274
   Purchase of available-for-sale securities                                (11,601)          (45,155)
   Net (increase) decrease in loans                                          (7,378)            6,587
   Proceeds from the sale of office buildings, equipment, and
     other real estate owned                                                    209               131
   Purchase of office buildings and equipment, net                             (118)              (83)
                                                                           --------          --------
   Net cash provided by (used in) investing activities                        3,623            (1,965)
                                                                           --------          --------

           See Notes to Unaudited Consolidated Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              2004               2003
                                                                              ----               ----
                                                                              (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits                                                 $(9,453)         $(11,696)
   Dividends paid                                                              (227)             (226)
   Proceeds from long-term borrowings                                         6,000             5,000
   Payments on long-term borrowings                                          (3,900)               --
   Net increase (decrease) in short-term borrowings                            (317)            9,543
   Proceeds from exercise of stock options                                       21                49
                                                                            -------           -------
   Net cash provided by (used in) financing activities                       (7,876)            2,670
                                                                            -------           -------
   Net increase (decrease) in cash and due from banks                        (3,581)              562

CASH AND DUE FROM BANKS:
   Beginning                                                                 17,250            12,572
                                                                            -------           -------

   Ending                                                                   $13,669           $13,134
                                                                            -------           -------
                                                                            -------           -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                                             $ 1,904           $ 1,890
       Income taxes                                                         $    --           $    --

SUPPLEMENTAL SCHEDULES OF NON-CASH INVESTING
   ACTIVITIES:
   Change in accumulated other comprehensive income:
       Unrealized gains (losses) on available-for-sale securities, net      $   390           $  (288)
       Unrealized gains (losses) on interest rate swap contract, net           (101)               --
   Other assets acquired in settlement of loans                             $   163           $    64

           See Notes to Unaudited Consolidated Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Note 1.   General:

          The unaudited consolidated financial statements include the accounts of Blackhawk Bancorp, Inc. and its subsidiary. Effective September 30, 2003, Blackhawk Bancorp, Inc. acquired the assets of DunC Corp. and its subsidiary, First Bank, bc., in a transaction accounted for as a purchase. The assets and liabilities and results of operations of those acquired companies have been included in the consolidated financial statements of Blackhawk Bancorp, Inc. subsequent to the date of acquisition and effect comparability of 2004 results with 2003.

          In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

          The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The more significant policies used by the Company in preparing and presenting its financial statements are stated in the Corporation's Form 10-KSB. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements.

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

          Certain reclassifications have been made to the 2003 historical financial statements to conform to the 2004 presentation.

          Stock-Based Compensation Plan: The Company's stock-based director, key
          -----------------------------
          officer and employee compensation plans expired on December 31, 2003. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The table on the following page illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The pro-forma compensation expense is recognized over the three year option vesting period.

          (Dollars in thousands, except per share data)       Three Months
                                                             Ended March 31,
                                                             2004        2003
                                                             ----        ----
          Net income, as reported                            $ 406       $ 398
          Deduct total stock-based employee and director
            compensation expense determined under fair
            value based method for all awards, net of
            related tax effects                                (17)        (21)
                                                             -----       -----
          Pro forma net income                               $ 389       $ 377
                                                             -----       -----
                                                             -----       -----

          Earnings per share:
             Basic:
                As reported                                  $0.16       $0.16
                Pro forma                                     0.15        0.15

          Diluted:
             As reported                                      0.16        0.16
             Pro forma                                        0.15        0.15


          In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 3 percent and 4 percent; expected price volatility of 23 percent and 25 percent; risk-free interest rates of 3 percent and 4 percent; and expected lives of 7 years and 10 years, respectively.

Note 2.   Allowance for Loan Losses

          A summary of transactions in the allowance for loan losses is as follows:

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                           ---------
                                                     (Dollars in thousands)
                                                       2004           2003
                                                       ----           ----
          Balance at beginning of period             $ 3,302        $ 2,079
          Provision charged to expense                   104            222
          Loans charged off                              257            157
          Recoveries                                      24             53
                                                     -------         ------
          Balance at end of period                   $ 3,173         $2,197
                                                     -------         ------
                                                     -------         ------

Note 3.   Earnings Per Share

          Presented below are the calculations for basic and diluted earnings per share:

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    2004                 2003
                                                                    ----                 ----
          Basic:
          Net income available to common stockholders            $  406,000          $  398,000
                                                                 ----------          ----------
                                                                 ----------          ----------
          Weighted average shares outstanding                     2,524,472           2,514,018
                                                                 ----------          ----------
                                                                 ----------          ----------
          Basic earnings per share                               $     0.16          $     0.16
                                                                 ----------          ----------
                                                                 ----------          ----------

          Diluted:
          Net income available to common stockholders            $  406,000          $  398,000
                                                                 ----------          ----------
                                                                 ----------          ----------
          Weighted average shares outstanding                     2,524,472           2,514,018
          Effect of dilutive stock options outstanding               27,668               4,721
                                                                 ----------          ----------
          Diluted weighted average shares outstanding             2,552,140           2,518,739
                                                                 ----------          ----------
                                                                 ----------          ----------
          Diluted earnings per share                             $     0.16          $     0.16
                                                                 ----------          ----------
                                                                 ----------          ----------

Note 4.   Derivative Instrument

          During June, 2003, the Company entered into an interest rate swap transaction, which resulted in the Company converting its $7,000,000 of variable rate subordinated debentures into fixed rate debt. This swap transaction requires the payment of interest by the Company at a fixed rate equal to 2.47% using an actual/360 day basis. In turn the Company receives a variable rate interest payment based on the 90 day LIBOR rate adjusted quarterly.

          Summary information about the interest rate swap at March 31 is as follows:

                                                     2004             2003
                                                     ----             ----
                                                    (Dollars in thousands)
          Notional amount                           $7,000             --
          Weighted average fixed rate                2.51%             --
          Weighted average variable rate             1.13%             --
          Weighted average maturity             3.75 years             --
          Fair value                                   $70             --

Note 5.   Acquisition of DunC Corp.

          As more fully described in Item 2 of this report under the caption "Acquisition or Disposition of Assets", Blackhawk Bancorp, Inc. acquired DunC Corp on September 30, 2003 in a transaction accounted for as a purchase. The assets and liabilities of DunC Corp., valued at fair market value, on the date of acquisition are included in the unaudited consolidated balance sheet of Blackhawk Bancorp, Inc. and Subsidiary at March 31, 2004 and in the audited consolidated balance sheet of Blackhawk Bancorp, Inc. and Subsidiary at December 31, 2003. The results of operations have been included in the unaudited consolidated statement of income for the three months ended March 31, 2004 and will effect the comparability to 2003 results.

Note 6.   Recent Accounting Developments

          FIN No. 46 Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003). FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after March 15, 2004.

          The Company  adopted  FIN  46, as  revised,  in  connection  with  its consolidated financial  statements for  the  quarter ended  March  31,
          2004. The implementation of FIN 46 required the Company to de-consolidate its investment in Blackhawk Statutory Trust I (the "Trust") because the Company is not the primary beneficiary. There was no impact on stockholders' equity, or net income upon adoption of the standard.

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

          The Financial Accounting Standards Board has issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement on July 1, 2003 did not have a material impact on the consolidated financial statements.

Note 7.   Recent Regulatory Developments

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

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION

The purpose of Management's discussion and analysis is to provide relevant information regarding the Registrant's financial condition and its results of operations. The information included herein should be read in conjunction with the company's consolidated financial statements and footnotes thereto for the year ended December 31, 2003.

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

Pursuant to the Merger Agreement, Merger Corp was merged with and into DunC at the close of business on the Effective Date, and DunC became a wholly owned subsidiary of the Corporation. The merger consideration was cash in the aggregate amount of $7,223,000, which was paid to former DunC shareholders. The price paid by the Corporation for the DunC common stock was arrived at through arms-length negotiations.

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

In accordance with the requirements of purchase accounting, the operations of the acquired companies have been included with the operations of the Company since date of acquisition. Because of the relative size of the Company and DunC, the acquisition has had a significant effect on both the operations and balance sheets of the Company, and significantly affects comparisons between 2003 and 2004. In addition, as part of that acquisition, the Company committed to its regulators to maintain the Bank's Tier 1 leverage capital at not less than 7% for three years, and to raise capital in the event that the cash flow required to service debt incurred in the acquisition exceeds 80% of Bank net income.

The following provides certain summary financial information about the financial condition of DunC and the assets and liabilities acquired in the acquisition, and DunC's operations, prior to the acquisition to illustrate their impact upon the corporation:

Balance Sheet
(Dollars in thousands)                At September 30, 2003
----------------------                ---------------------
Loans                                         $46,781
Allowance for Loan Losses                        (889)
Investments                                    11,104
Total Assets                                   77,726
Deposits                                       64,237
Borrowings                                      3,631

Income Statement                         Nine Months Ended         Year Ended
(Dollars in thousands)                  September 30, 2003     December 31, 2002
----------------------                  ------------------     -----------------
Total Interest Income                          $ 3,645              $4,602
Total Interest Expense                             850               1,453
                                               -------              ------
Net Interest Income                              2,795               3,149
Provision for Loan Losses                          200                 628
Non-Interest Income                              1,819               2,497
Non-Interest Expense                             4,701               4,208
                                               -------              ------
Net Income (Loss) before Tax                      (287)                810


On the acquisition date, the First Bank branch located at 417 Ware Avenue, Rockford, Illinois was closed with its accounts being consolidated into the Bank's Rockford office located at 2475 North Perryville Road. On January 31, 2004 the Bank closed its branch office located at 1021 North State Street, Belvidere, Illinois and consolidated the accounts into the office located at 2141 North State Street, Belvidere, Illinois, which is a former First Bank branch obtained in the acquisition.

                            RESULTS OF OPERATIONS

The company reported net income of $406,000 for the three months ended March 31, 2004, an increase of $8,000 or 2.0% from the $398,000 reported for the same three month period in 2003. Diluted earnings per share were $0.16 for the three months ended March 31, 2004 and 2003.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the primary source of the company's earnings. All discussions of interest income amounts and rates are on a tax-equivalent basis, which accounts for income earned on loans and securities that are not fully subject to income taxes as if they were fully subject to income taxes. The following table sets forth the company's consolidated average balances of assets, liabilities and shareholders' equity, interest income and expense on related items, and the company's average rate for the three month periods ended March 31, 2004 and 2003. The tax-equivalent yield calculations assume a Federal Tax Rate of 34%:

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES

(yields on a tax-equivalent basis)          Three Months ended March 31, 2004        Three Months ended March 31, 2003
                                            ---------------------------------        ---------------------------------
                                            Average                   Average        Average                   Average
                                            Balance      Interest       Rate         Balance      Interest       Rate
                                            -------      --------     -------        -------      --------     -------
INTEREST EARNING ASSETS:
  Interest-bearing deposits in banks        $  2,847      $   17       2.40%         $  2,144      $   10       1.89%
  Federal funds sold & securities
    purchased under agreements to
    resell                                     3,985          13       1.31%            8,543          41       1.95%
  Investment securities:
     Taxable investment securities           102,043       1,056       4.16%           86,439         927       4.35%
     Tax-exempt investment securities         32,303         474       5.90%           24,978         383       6.22%
                                            --------      ------       -----         --------      ------       -----
           Total investment securities       134,346       1,530       4.58%          111,417       1,310       4.77%
  Loans                                      237,601       3,542       6.00%          182,957       3,249       7.20%
                                            --------      ------       -----         --------      ------       -----

TOTAL EARNING ASSETS                        $378,779      $5,102       5.42%         $305,061      $4,610       6.13%
                                                          ------       -----                       ------       -----

  Allowance for loan losses                  (3,251)                                   (2,146)
  Cash and due from banks                     13,450                                   10,453
  Other assets                                27,721                                   20,026
                                            --------                                 --------

TOTAL ASSETS                                $416,699                                 $333,394
                                            --------                                 --------
                                            --------                                 --------

INTEREST BEARING LIABILITIES:
  Interest bearing checking accounts        $ 47,327      $   68        .58%         $ 37,974      $   87        .93%
  Savings and money market deposits           76,796         150        .79%           52,577         110        .85%
  Time deposits                              139,174         906       2.62%          122,800       1,069       3.53%
                                            --------      ------       -----         --------      ------       -----

      Total interest bearing deposits        263,297       1,124       1.72%          213,351       1,266       2.41%

   Short-term borrowings                      14,062          29        .83%           12,448          34       1.11%
   Subordinated debentures                     7,217         103       5.74%            7,217          84       4.67%
   Long-term borrowings                       56,461         560       3.99%           40,844         505       5.01%
                                            --------      ------       -----         --------      ------       -----


TOTAL INTEREST-BEARING LIABILITIES          $341,037      $1,816       2.14%         $273,860      $1,889       2.80%
                                                          ------       -----                       ------       -----


INTEREST RATE SPREAD                                                   3.28%                                    3.33%
                                                                       -----                                    -----
                                                                       -----                                    -----

  Checking accounts                           46,447                                   31,789
  Other liabilities                            3,113                                    1,878
                                            --------                                 --------
  Total liabilities                          390,597                                  307,527
  Stockholders' equity                        26,102                                   25,867
                                            --------                                 --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $416,699                                 $333,394
                                            --------                                 --------
                                            --------                                 --------



NET INTEREST INCOME/MARGIN                                $3,286       3.49%                       $2,721       3.62%
                                                          ------       -----                       ------       -----
                                                          ------       -----                       ------       -----

Net interest income increased by $565,000, or 20.8%, to $3,286,000 for the quarter ended March 31, 2004, compared to $2,721,000 for the comparable period in 2003. The net interest margin, which is the tax equivalent net interest income divided by average interest earning assets was 3.49% for the three months ended March 31, 2004 compared to 3.62% for the same period in 2003. The 13 basis point decrease in net interest margin is primarily due to the impact of the sustained low interest rate environment and the inability of the Company to offset the effects of asset repricings with equivalent reductions in funding costs.

For the three months ended March 31, 2004, total interest income increased by $492,000, or 10.7%, to $5,102,000 compared to $4,610,000 for the same period in
2003.  The yield on  average earning assets decreased  71 basis points to  5.42%
for the first quarter of 2004, compared to 6.13% for the same period in 2003. The decrease in the yield on earning assets is due to the impact of the sustained low interest rate environment on the Bank's asset repricing. Interest rates continued to remain at 45-year lows. The average balance sheet with resultant interest and rates reflects the earning assets of DunC for the first quarter of 2004, but not in the first quarter of 2003, as the acquisition was completed on September 30, 2003. At September 30, 2003 DunC had earning assets of $69,300,000. Other earning assets increased $4,418,000 or 1.2% quarter over quarter. The increase in total interest income is primarily due to the effects of the DunC acquisition offset by the Bank's lower overall yield on earning assets.

Interest and fees on loans increased 9.0% to $3,542,000 for the three months ended March 31, 2004 compared to $3,249,000 for the same period of 2003. This increase was the result of a $54,644,000 or 29.9% increase in average loans outstanding, which was partially offset by a 120 basis point decrease in yield on the portfolio. The Company acquired $46,781,000 of gross loans at September 30, 2003 in connection with the DunC acquisition. Excluding the loans obtained in the DunC acquisition, average total loans increased $7,863,000 or 4.3% and reflect the Company's efforts to reverse negative trends due to loan run-off. The lower yield on average loans reflects the overall lower interest rate environment previously discussed and competitive pricing pressure for quality credit customers.

Interest income on taxable securities increased by $129,000 or 13.9% in the first quarter of 2004 to $1,056,000 compared to $927,000 for the same period in 2003. Average balances of taxable investment securities increased 18.1% to $102,043,000 for the quarter ended March 31, 2004 compared to $86,439,000 for the same period in the prior year. However, the yield on average taxable investment securities decreased 19 basis points to 4.16% for the first quarter of 2004 compared to 4.35% for the first quarter of 2003. Tax exempt investment securities increased $7,325,000, or 29.3% to an average balance of $32,303,000 for the three months ended March 31, 2004 compared to $24,978,000 for the same period in 2003, while the tax-equivalent yield decreased 32 basis points to 5.90%. The DunC acquisition added $8,800,000 of taxable investment securities and $2,300,000 of tax-exempt investment securities at the acquisition date. Excluding the securities acquired in the DunC acquisition taxable investment securities increased $6,804,000 or 7.9% and tax exempt investment securities increased $5,025,000 or 20.1%.

Interest from fed funds sold and securities purchased under agreements to resell decreased to $13,000 for the three month period ended March 31, 2004, compared to $41,000 during the same period in 2003. The average balance of fed funds sold and securities purchased under agreements to resell decreased by $4,558,000 or 53.4% to $3,985,000 for the three months ended March 31, 2004 and reflects the reinvestment of excess funds into higher yielding investment securities.

Total interest expense decreased by $73,000, or 3.9%, to $1,816,000 for the three months ended March 31, 2004 compared to $1,889,000 for the same period in 2003. The decrease in total interest expense is primarily the result of the aforementioned lower market interest rate environment which reduced the average cost of interest-bearing liabilities by 66 basis points to 2.14% for the quarter ended March 31, 2004 compared to 2.80% for the same period in 2003. The DunC acquisition increased interest bearing liabilities by $54,000,000 at the acquisition date. Excluding the acquisition, interest bearing liabilities increased by $13,177,000 or 4.8% and partially offset the impact of lower rates.

Interest paid on deposits decreased $142,000, or 11.2% to $1,124,000 during the three months ended March 31, 2004 compared to $1,266,000 for the same period in 2003. The DunC acquisition added $50,300,000 in interest bearing deposits as of September 30, 2003. Excluding the acquisition, interest bearing deposits decreased $354,000 or 0.2% for the quarter ended March 31, 2004 compared to the same period in 2003. The decrease in interest paid on deposits was primarily due to the overall lower interest rate environment.

Interest on short-term borrowings decreased $5,000 to $29,000 for the three months ended March 31, 2004 compared to $34,000 for the same period in 2003. This decrease is the result of lower market rates paid on short-term borrowings. The decrease due to lower rates was partially offset by a $1,614,000 or 13.0% increase in the average balance of short-term borrowings.

Interest expense on long-term borrowings increased $55,000 to $560,000 for the three month period ended March 31, 2004 compared to $505,000 for the first three months of 2003. The increase is the result of a $15,617,000 or 38.2% increase in the average balance outstanding offset by a 102 basis point decrease in the average rate to 3.99% for the first quarter of 2004 compared to 5.01% for the first quarter of 2003. The increase in the average balance of long-term borrowings outstanding reflects the $7,500,000 in bank debt issued to finance the DunC acquisition and additional dependence on FHLBC borrowings in 2004.

Interest expense on subordinated debentures increased $19,000 to $103,000 for the first quarter of 2004 compared to $84,000 in the first quarter of 2003. The increase reflects the use of an interest rate swap, which was entered into by the company on June 26, 2003 to fix the cost of this borrowing. During the first quarter of 2003 the interest rate adjusted quarterly and was set at 325 basis points over the 3 month LIBOR rate. The interest rate swap was part of the Company's overall interest rate risk management strategy and was utilized to minimize significant unplanned fluctuations in earnings caused by interest rate volatility.

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

The provision was $104,000 in the first quarter of 2004, a decrease of $118,000 or 53.2% from the $222,000 in the first quarter of 2003.

Activity in the allowance for loan losses is detailed in note 2 to the unaudited consolidated financial statements. Charge-offs, net of recoveries for the first quarter of 2004 increased by $129,000 or 124.0% to $233,000 compared to $104,000 for the first quarter of 2003.

The ratio of the allowance to total loans was 1.31% at March 31, 2004 compared to 1.22% at March 31, 2003.

NONINTEREST INCOME

Total noninterest income decreased $11,000, or 1.1%, to $1,028,000 for the three months ended March 31, 2004 compared to $1,039,000 for the same period in 2003.

Service charges on deposit accounts were $486,000 for the quarter ended March 31, 2004 compared to $339,000 for the first quarter of 2003. The increase reflects a higher number of accounts as a result of the DunC acquisition and increased fee realization on previously existing accounts.

Gain on the sale of mortgage loans decreased $11,000 or 7.0% to $147,000 for the first quarter of 2004 compared to the $158,000 of gains recognized during the first quarter of 2003 primarily as the result of lower margins in 2004. In the first quarter of 2004, $9,856,000 of mortgage loans were sold to the secondary market compared to $8,989,000 for the same period in 2003. The average gain in 2004 was 1.49% compared to an average gain of 1.76% on the loans sold in the first quarter of 2003. The decrease in the margin is the result of more competitive pricing in 2004.

The Company recognized $80,000 of securities gains in the first quarter of 2004 compared to $329,000 in the first quarter of 2003. The decrease is primarily due to the one time sale of $10,884,000 of investment securities in the quarter ended March 31, 2003. These securities would have matured or been called in the next 12 to 18 months and the proceeds were reinvested into longer term securities.

Other noninterest income increased $110,000 or 80.9% for the three months ended March 31, 2004. Serviced loan fees increased $25,000 due to reduced amortization of mortgage servicing rights as mortgage prepayments slowed in the first quarter of 2004 compared to 2003. Service charges for customer services increased $40,000. Insurance commissions increased $16,000 and the Company recognized gains on the sale of OREO properties of $29,000 in 2004.

NONINTEREST EXPENSES

Total noninterest expense increased $632,000, or 21.4%, to $3,582,000 for the three months ended March 31, 2004 compared to $2,950,000 for the same period in 2003. The increase reflects increased costs in 2004 as a result of the DunC acquisition offset by the accretive benefits from the elimination of duplicative expenses.

Professional fees decreased $57,000 or 30.8%, to $128,000 for the three months ended March 31, 2004 compared to $185,000 for the same period in 2003 primarily as a result of lower legal fees in 2004 related to the Fiserv, Inc. litigation.

Other expenses decreased $24,000 or 7.7% to $289,000 for the three months ended March 31, 2004 compared to $313,000 for the same period a year ago. Other expenses for the quarter ended March 31, 2003 included a non-recurring expense of $56,000 related to a sales and use tax audit.

Income taxes were $60,000 for the three months ended March 31, 2004 and 2003. The decline in effective tax rate to 12.9% for the three month period ended March 31, 2004 from 13.1% for the same period of 2003 is reflective of greater tax efficiency brought about by an increase in non-taxable interest from the municipal bond portfolio offset by a reduction in non-taxable life insurance cash surrender value increases and a higher level of nondeductible intangible amortization as a result of the DunC acquisition.

                             BALANCE SHEET ANALYSIS

OVERVIEW

Total assets decreased to $419,145,000 at March 31, 2004 compared to $425,402,000 at December 31, 2003, a decrease of 1.5%. The December 31, 2003 balance sheet included short-term year-end deposits of $11,750,000, which were invested in federal funds sold and interest bearing deposits in banks at December 31, 2003. Excluding these deposits, total assets increased $5,493,000, or 1.3% from December 31, 2003 to March 31, 2004. In addition, excluding the effect of the short-term year end deposits there was a considerable shift in balances from investment securities to loans. Securities decreased by $16,957,000, while loans, net of allowance for loan losses, increased by $8,228,000.

LOANS

Net loans  increased  $8,228,000, or 3.6%,  to  $238,370,000  on March  31, 2004
compared to $230,142,000 on December 31, 2003. The composition of loans is shown in the following table:

                                                          As a % of Total Loans
                     March 31,  December 31,  Change in  March 31,  December 31,
                       2004         2003       Balance     2004         2003
                     ---------  ------------  ---------  ---------  ------------
                      (Dollars in millions)
Residential Real
   Estate             $101.7        $97.5       $4.2       42.1%        41.8%
Commercial Real
   Estate              $69.2        $67.0       $2.2       28.7%        28.7%
Construction and Land
   Development         $16.3        $11.3       $5.0        6.7%         4.8%
Commercial             $32.1        $35.6      ($3.5)      13.3%        15.3%
Consumer               $19.3        $19.2       $0.1        8.0%         8.2%
Other                   $2.9         $2.8       $0.1        1.2%         1.2%

All categories of loans except for commercial loans increased at March 31, 2004 compared to December 31, 2003. The bank held a consumer loan promotion during the first quarter of 2004 and has adopted strategies to aggressively price quality credits. In addition, improved loan demand in its primary markets is expected to lead to higher loan balances outstanding.

NON-PERFORMING LOANS

Non-performing loans include loans that are determined by management to be impaired because full collection of interest and principal is doubtful, have been placed in non-accrual status, and accruing loans which are past-due ninety days or more as to interest and/or principal payments.

The following summarizes information concerning non-performing loans:

                                                      MARCH 31,    DECEMBER 31,
     (Dollars in thousands)                             2004           2003
                                                      ---------    ------------
     Impaired loans-still accruing                     $1,016         $  923
     Impaired loans-non-accrual                         2,301          2,058
     Other non-accrual                                  1,300          1,030
     Past due 90 days or more and still accruing          622             42
                                                       ------         ------
     Total non-performing loans                        $5,239         $4,053
                                                       ------         ------
                                                       ------         ------


ASSET QUALITY

The allowance for loan losses was $3,173,000 or 1.31% of total loans at March 31, 2004 compared to $3,302,000 or 1.41% of total loans at December 31, 2003. As of March 31, 2004, non-performing loans totaled $5,239,000 compared to $4,053,000 at December 31, 2003. The increase during the first quarter of 2004 is due to three commercial loan relationships totaling $1,196,000 being added to non-performing loans. These loans are considered in determining the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate at March 31, 2004.

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

At March 31, 2004 the allowance for loan losses to total non-performing and restructured loans equaled 60.6% compared to 81.5% at December 31, 2003.

SHORT-TERM INVESTMENTS

Fed funds sold and securities purchased under agreements to resell increased $6,134,000 to $12,254,000 at March 31, 2004 compared to $6,120,000 at December
31, 2003.

Interest-bearing deposits in banks increased $383,000 to $3,224,000 at March 31, 2004 compared to $2,841,000 at December 31, 2003. The increase reflects an increase in reinvestable balances at the company's Nevahawk subsidiary net of decreases in bank owned certificates of deposit.

INVESTMENT SECURITIES

Securities available for sale decreased $15,882,000, or 13.4%, to $102,225,000 at March 31, 2004 compared to $118,107,000 at December 31, 2003. The decrease in investments in securities available for sale resulted from the redeployment of balances to fund increased loan demand and the holding of funds in short-term investments awaiting appropriate reinvestment opportunities. Securities held to maturity decreased $1,075,000 or 6.1% to $16,531,000 at March 31, 2004 from $17,606,000 at December 31, 2003 as a result of security maturities.

DEPOSITS

Total deposits decreased $9,523,000 to $314,116,000 at March 31, 2004 compared to $323,639,000 at December 31, 2003. As noted above, the Company's December 31, 2003 financial statements reflect short-term year-end deposits of $11,750,000. Excluding the short-term year-end deposits, total deposits increased 0.7% from December 31, 2003. Excluding the short-term year-end deposits, non-interest bearing deposits decreased by $384,000 and interest bearing deposits increased by $2,611,000 at March 31, 2004 compared to December 31, 2003.

BORROWINGS

Short-term borrowings decreased $317,000 to $9,169,000 at March 31, 2004 from $9,486,000 at year-end. The decrease is due to lower outstanding balances of repurchase agreements with commercial customers. Long-term borrowings consist of Blackhawk Bancorp's bank term loan of $7,500,000 and term advances from the Federal Home Loan Bank ("FHLB") that were $50,497,000 at March 31, 2004 compared to $48,413,000 at December 31, 2003. The increase reflects a net additional $2,100,000 in FHLB advances outstanding at March 31, 2004.

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $495,000 to $26,258,000 at March 31, 2004 compared to $25,763,000 at December 31, 2003. During the first three months of 2004 surplus increased by $27,000 from the sale of stock for options exercised. Accumulated other comprehensive income increased $289,000 to $1,117,000 at March 31, 2004 from $828,000 at December 31, 2003. In addition the company declared a dividend of $0.09 per share on common stock, which totaled $227,000.

The Company is subject to certain regulatory capital requirements and continues to remain in compliance with the requirements. The following table shows the company's capital ratios and regulatory requirements.

                                           MARCH 31,  DECEMBER 31,   REGULATORY
                                             2004         2003      REQUIREMENTS
                                           ---------  ------------  ------------
Total Capital (To Risk-Weighted Assets)      10.8%        10.9%         8.0%

Tier I Capital (To Risk-Weighted Assets)      9.6%         9.6%         4.0%

Tier I Capital (To Average Assets)            6.1%         6.0%         4.0%

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

During June 2003, the Company entered into an interest rate SWAP agreement related to the subordinated debentures. This SWAP is utilized to manage variable interest rate exposure and is designated as a highly effective cash flow hedge. The differential to be paid or received on the SWAP agreement is accrued as interest rates change and is recognized over the life of the agreement in interest expense. The SWAP agreement expires in December 2007 and essentially fixes the rate to be paid at 5.72%. The notional amount is $7,000,000. Included in other comprehensive income is a gain of $70,000, less $24,000 of deferred income tax, relating to the fair market value of the SWAP agreement as of March 31, 2004. Risk management results for the period ended March 31, 2004 related to the balance sheet hedging of the company obligated mandatorily redeemable preferred securities indicate that the hedge was 100% effective and that there was no component of the derivative instrument's gain or loss which was excluded from the assessment of hedge effectiveness.

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

The following table summarizes The Company's significant contractual obligations and other potential funding needs at March 31, 2004 (in thousands):

              Time      Long-term    Operating   Data Processing
            Deposits   debt(1)<F1>    Leases       Commitment        Total
            --------   -----------   ---------   ---------------     -----
2005        $ 81,560     $17,729      $  164         $  534        $ 99,987
2006          31,262       5,090         164            534          37,050
2007          11,146       7,147         164            534          18,991
2008          11,167       4,875         148            534          16,724
2009           1,745      13,156         114            267          15,282
Thereafter       102      17,217         966              0          18,285
            --------     -------      ------         ------        --------
Total       $136,982     $65,214      $1,720         $2,403        $206,319
            --------     -------      ------         ------        --------
            --------     -------      ------         ------        --------

Commitments to extend credit                       $   39,135

(1)<F1>  Long-term debt includes subordinated debentures.

OFF BALANCE SHEET ITEMS AND CONTINGENCIES

Off-balance sheet items consist of commitments to originate mortgage loans, unused lines of credit and standby letters of credit totaling approximately $39,135,000 as of March 31, 2004. This compares to $34,356,000 at December 31, 2003. The Company's commitments to originate mortgage loans are offset by commitments of third party investors to purchase the loans. The Company's obligation to deliver the loans is on a best effort basis; therefore there are no contingent liabilities associated with them. The Bank has historically funded off-balance sheet commitments with its primary sources of funds and management anticipates that this will continue.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   A) EXHIBITS

          See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

          B) REPORTS ON FORM 8-K

          The Company furnished a Report on Form 8-K dated February 10, 2004 under Item 12 which reported 4th quarter 2003 results; that report is not deemed "filed".

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

                           Blackhawk Bancorp, Inc.
                          ----------------------------------------------------
                           (Registrant)

Date:  May 3, 2004         /s/R. Richard Bastian, III
                           ----------------------------------------------------
                           R. Richard Bastian, III
                           President and Chief Executive Officer

                           /s/Todd J. James
                           ----------------------------------------------------
                           Todd J. James
                           Executive Vice President and Chief Financial Officer

                           /s/Thomas L. Lepinski
                           ----------------------------------------------------
                           Thomas L. Lepinski, CPA
                           Principal Accounting Officer

                            BLACKHAWK BANCORP, INC.

                               INDEX TO EXHIBITS

                                          Incorporated                  Filed
Exhibit                                   Herein By                     Here-
Number  Description                       Reference To:                  with
------- -----------                       -------------                 -----
2.1     Agreement and Plan of Merger      Exhibit 2.1 to Form 8-K dated
        By and Among Blackhawk            March 17, 2003
        Bancorp, Inc. DunC Merger
        Corporation and DunC Corp

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
        September 26, 2003

31.1    Certification of Chief Executive
        Officer Pursuant to Rule 13a-14(a)/
        15d-14(a)                                                         X

31.2    Certification of Chief Financial
        Officer Pursuant to Rule 13a-14(a)/
        15d-14(a)                                                         X

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