Form 10QSB
period 2004-06-30
BLACKHAWK BANCORP INC
filed 2004-08-12
CIK 857853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                        YES    X                            NO
                             -----                              -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                     OUTSTANDING AT
          CLASS OF COMMON STOCK                       JULY 31, 2004
          ---------------------                       -------------
          $.01 PAR VALUE                             2,526,145 SHARES

Transitional Small Business Disclosure Format (Check one):  Yes         No  X
                                                                -----     -----

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of June 30,
           2004 (unaudited) and December 31, 2003                        4

     Unaudited Consolidated Statements of Income for the
           Three Months Ended June 30, 2004 and 2003                     5

     Unaudited Consolidated Statements of Income for the
           Six Months Ended June 30, 2004 and 2003                       6

     Unaudited Consolidated Statements of Stockholders'
           Equity for the Six Months Ended June 30, 2004 and 2003        7

     Unaudited Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2004 and 2003                     8-9

     Notes to Unaudited Consolidated Financial Statements            10-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
             OF OPERATION                                            15-28

ITEM 3.  CONTROLS AND PROCEDURES                                        29

                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                           29

ITEM 2.     CHANGES IN SECURITIES AND SMALL BUSINESS
            ISSUER PURCHASES OF EQUITY SECURITIES                       29

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                             29

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                    29-30

ITEM 5.     OTHER INFORMATION                                           30

ITEM 6.     A) EXHIBITS                                                 30

            B) REPORTS ON FORM 8-K                                      30

SIGNATURES                                                              31

INDEX TO EXHIBITS                                                    32-33


                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003


                                                                           JUNE 30,     DECEMBER 31,
                                                                             2004           2003
                                                                             ----           ----
ASSETS                                                                     (Dollars in thousands)
------
Cash and due from banks                                                    $ 14,813       $ 17,250
Federal funds sold and securities purchased under agreements to resell        5,294          6,120
Interest-bearing deposits in banks                                            2,012          2,841
Available-for-sale securities                                               129,584        118,107
Held to maturity securities, at amortized cost                                   -0-        17,606
Loans, less allowance for loan losses of $2,508 and $3,302
  at June 30, 2004 and December 31, 2003, respectively                      231,723        230,142
Office buildings and equipment, net                                           9,657          9,981
Intangible assets                                                             7,048          7,246
Bank-owned life insurance                                                     6,395          6,263
Other assets                                                                  9,385          9,846
                                                                           --------       --------
   Total Assets                                                            $415,911       $425,402
                                                                           --------       --------
                                                                           --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
   Noninterest-bearing                                                     $ 49,190       $ 47,999
   Interest-bearing                                                         257,536        275,640
                                                                           --------       --------
   Total deposits                                                           306,726        323,639
Short-term borrowings                                                        16,887          9,486
Subordinated debentures                                                       7,217          7,217
Long-term borrowings                                                         57,232         55,913
Other liabilities                                                             2,651          3,384
                                                                           --------       --------
   Total Liabilities                                                        390,713        399,639
                                                                           --------       --------

STOCKHOLDERS' EQUITY:
Preferred stock
   1,000,000 shares, $.01 par value per share
   authorized, none issued or outstanding                                        --             --
Common stock
   10,000,000 shares, $.01 par value per share authorized,
   shares issued and outstanding: 2,526,145 at June 30, 2004, 2,522,995
   at December 31, 2003                                                          25             25
Surplus                                                                       8,845          8,818
Retained earnings                                                            16,470         16,092
Accumulated other comprehensive income (loss)                                  (142)           828
                                                                           --------       --------
   Total Stockholders' Equity                                                25,198         25,763
                                                                           --------       --------
   Total Liabilities and Stockholders' Equity                              $415,911       $425,402
                                                                           --------       --------
                                                                           --------       --------

            See Notes to Unaudited Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                   THREE MONTHS ENDED JUNE 30,
                                                                       2004           2003
                                                                       ----           ----
INTEREST INCOME:                                          (Dollars in thousands, except per share data)
   Interest and fees on loans                                         $3,472         $3,065
   Interest and dividends on securities:
       Taxable                                                           922            929
       Nontaxable                                                        306            282
   Interest on federal funds sold and securities purchased under
     agreements to resell                                                 18              7
   Interest on interest-bearing deposits in banks                         13              8
                                                                      ------         ------
       Total Interest Income                                           4,731          4,291
                                                                      ------         ------
INTEREST EXPENSE:
   Interest on deposits                                                1,076          1,230
   Interest on short-term borrowings                                      23             41
   Interest on subordinated debentures                                   103             84
   Interest on long-term borrowings                                      561            530
                                                                      ------         ------
       Total Interest Expense                                          1,763          1,885
                                                                      ------         ------
   Net Interest Income                                                 2,968          2,406
   Provision for loan losses                                             103            142
                                                                      ------         ------
   Net Interest Income After Provision For Loan Losses                 2,865          2,264
                                                                      ------         ------
NONINTEREST INCOME:
   Service charges on deposit accounts                                   629            365
   Gain on sale of loans                                                 208            141
   Securities gains, net                                                  72             95
   Increase in cash value of bank-owned life insurance                    71             77
   Other                                                                 220            204
                                                                      ------         ------
       Total Noninterest Income                                        1,200            882
                                                                      ------         ------
NONINTEREST EXPENSES:
   Salaries and employee benefits                                      1,837          1,360
   Occupancy                                                             255            179
   Equipment                                                             300            231
   Data processing services                                              272            203
   Advertising and marketing                                             117            143
   Amortization of intangibles                                            95             79
   Professional fees                                                     116            116
   Office supplies                                                        58             55
   Telephone                                                              96             79
   Postage                                                                51             60
   Transportation                                                         64             52
   Other                                                                 307            258
                                                                      ------         ------
       Total Noninterest Expenses                                      3,568          2,815
                                                                      ------         ------
Income Before Income Taxes                                               497            331
Income Taxes                                                              71              1
                                                                      ------         ------
Net Income                                                            $  426         $  330
                                                                      ------         ------
                                                                      ------         ------
Basic Earnings Per Share                                              $ 0.17         $ 0.13
                                                                      ------         ------
                                                                      ------         ------
Diluted Earnings Per Share                                            $ 0.17         $ 0.13
                                                                      ------         ------
                                                                      ------         ------
Dividends Per Share                                                   $ 0.09         $ 0.09
                                                                      ------         ------
                                                                      ------         ------

            See Notes to Unaudited Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                       2004           2003
                                                                       ----           ----
INTEREST INCOME:                                          (Dollars in thousands, except per share data)
   Interest and fees on loans                                         $7,013         $6,327
   Interest and dividends on securities:
       Taxable                                                         1,978          1,857
       Nontaxable                                                        619            535
   Interest on federal funds sold and securities purchased under
     agreements to resell                                                 31             49
   Interest on interest-bearing deposits in banks                         30             18
                                                                      ------         ------
       Total Interest Income                                           9,671          8,786
                                                                      ------         ------
INTEREST EXPENSE:
   Interest on deposits                                                2,200          2,496
   Interest on short-term borrowings                                      52             76
   Interest on subordinated debentures                                   206            168
   Interest on long-term borrowings                                    1,121          1,035
                                                                      ------         ------
       Total Interest Expense                                          3,579          3,775
                                                                      ------         ------
   Net Interest Income                                                 6,092          5,011
   Provision for loan losses                                             207            365
                                                                      ------         ------
   Net Interest Income After Provision For Loan Losses                 5,885          4,646
                                                                      ------         ------
NONINTEREST INCOME:
   Service charges on deposit accounts                                 1,115            704
   Gain on sale of loans                                                 355            301
   Securities gains, net                                                 152            424
   Increase in cash value of bank-owned life insurance                   140            153
   Other                                                                 466            340
                                                                      ------         ------
       Total Noninterest Income                                        2,228          1,922
                                                                      ------         ------
NONINTEREST EXPENSES:
   Salaries and employee benefits                                      3,655          2,818
   Occupancy                                                             545            369
   Equipment                                                             608            461
   Data processing services                                              550            399
   Advertising and marketing                                             210            207
   Amortization of intangibles                                           190            159
   Professional fees                                                     244            302
   Office supplies                                                       130            117
   Telephone                                                             192            153
   Postage                                                               102            116
   Transportation                                                        128             96
   Other                                                                 596            583
                                                                      ------         ------
       Total Noninterest Expenses                                      7,150          5,780
                                                                      ------         ------
Income Before Income Taxes                                               963            788
Income Taxes                                                             131             61
                                                                      ------         ------
Net Income                                                            $  832         $  727
                                                                      ------         ------
                                                                      ------         ------
Basic Earnings Per Share                                              $ 0.33         $ 0.29
                                                                      ------         ------
                                                                      ------         ------
Diluted Earnings Per Share                                            $ 0.33         $ 0.29
                                                                      ------         ------
                                                                      ------         ------
Dividends Per Share                                                   $ 0.18         $ 0.18
                                                                      ------         ------
                                                                      ------         ------

            See Notes to Unaudited Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
           UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                        2004           2003
                                                       (Dollars in thousands)
Common stock:
   Balance at beginning of period                      $    25        $    25
   Stock options exercised                                  --             --
                                                       -------        -------
   Balance at end of period                                 25             25
                                                       -------        -------

Surplus:
   Balance at beginning of period                        8,818          8,698
   Stock options exercised                                  27             75
                                                       -------        -------
   Balance at end of period                              8,845          8,773
                                                       -------        -------

Retained earnings:
   Balance at beginning of period                       16,092         15,788
   Net income                                              832            727
   Dividends declared on common stock                     (454)          (453)
                                                       -------        -------
   Balance at end of period                             16,470         16,062
                                                       -------        -------

Accumulated other comprehensive income (loss):
   Balance at beginning of period                          828          1,287
   Other comprehensive income (loss), net of taxes        (970)            (5)
                                                       -------        -------
   Balance at end of period                               (142)         1,282
                                                       -------        -------

Total Stockholders' Equity                             $25,198        $26,142
                                                       -------        -------
                                                       -------        -------

            See Notes to Unaudited Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                             2004             2003
                                                                             ----             ----
                                                                             (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $    832         $    727
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                                                706              648
   Provision for loan losses                                                    207              365
   Gain on sale of loans                                                       (355)            (301)
   FHLB stock dividends                                                        (167)            (126)
   Amortization of premiums on securities, net                                  509              397
   Securities gains, net                                                       (152)            (424)
   Decrease in accrued interest receivable                                      241              253
   Decrease in accrued interest payable                                        (119)             (55)
   (Increase) decrease in other assets                                           64             (213)
   Increase (decrease) in other liabilities                                      14           (1,127)
                                                                           --------         --------
       Net cash provided by operations before
         loan originations and sales                                          1,780              144
   Origination of loans for sale                                            (25,349)         (15,050)
   Proceeds from sale of loans                                               24,506           16,708
                                                                           --------         --------
   Net cash provided by operating activities                                    937            1,802
                                                                           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in interest-bearing deposits in banks                           829            6,550
   Net decrease in federal funds sold and securities
     purchased under agreements to resell                                       826           13,120
   Proceeds from sales of available-for-sale securities                      25,274           23,957
   Proceeds from maturities and calls of available-for-sale securities       17,525           20,824
   Proceeds from maturities and calls of held-to-maturity securities          1,188            3,574
   Purchase of available-for-sale securities                                (39,960)         (62,948)
   Net (increase) decrease in loans                                          (1,711)             951
   Proceeds from the sale of office buildings, equipment, and
     other real estate owned                                                  1,333              317
   Purchase of office buildings and equipment, net                             (222)            (202)
                                                                           --------         --------
   Net cash provided by investing activities                                  5,082            6,143
                                                                           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits                                                 (16,776)         (14,192)
   Dividends paid                                                              (454)            (453)
   Proceeds from long-term borrowings                                         6,000            8,000
   Payments on long-term borrowings                                          (4,650)            (300)
   Net increase (decrease) in short-term borrowings                           7,401           (1,464)
   Proceeds from exercise of stock options                                       23               58
                                                                           --------         --------
   Net cash used in financing activities                                     (8,456)          (8,351)
                                                                           --------         --------
   Net decrease in cash and due from banks                                   (2,437)            (406)

CASH AND DUE FROM BANKS:
   Beginning                                                                 17,250           12,572
                                                                           --------         --------

   Ending                                                                  $ 14,813         $ 12,166
                                                                           --------         --------
                                                                           --------         --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid (refunded) during the period for:
       Interest                                                            $  3,866         $  3,825
       Income taxes                                                        $   (160)        $   (163)

SUPPLEMENTAL SCHEDULES OF NON-CASH INVESTING
   ACTIVITIES:
   Change in accumulated other comprehensive income:
       Unrealized losses on available-for-sale securities, net             $ (1,026)        $    (50)
       Unrealized gain on interest rate swap contract, net                 $     56         $     --
   Other assets acquired in settlement of loans                            $  1,040         $     88

           See Notes to Unaudited Consolidated Financial Statements.

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2004

Note 1. General:

        The unaudited consolidated financial statements include the accounts of Blackhawk Bancorp, Inc. and its subsidiary. Effective September 30, 2003, Blackhawk Bancorp, Inc. acquired the assets of DunC Corp. and its subsidiary, First Bank, bc., in a transaction accounted for as a purchase. The assets and liabilities and results of operations of those acquired companies have been included in the consolidated financial statements of Blackhawk Bancorp, Inc. subsequent to the date of acquisition and affect comparability of 2004 results with 2003.

        In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

        Certain reclassifications have been made to the 2003 historical financial statements to conform to the 2004 presentation with no effect on net income or stockholders' equity.

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

(Dollars in thousands, except per share data)                                    THREE MONTHS ENDED JUNE 30,
                                                                                   2004               2003
                                                                                   ----               ----
Net income, as reported                                                           $ 426              $ 330
Deduct total stock-based employee and director compensation
  expense determined under fair value based method for all awards,
  net of related tax effects                                                        (18)               (21)
                                                                                  -----              -----
PRO FORMA NET INCOME                                                              $ 408              $ 309
                                                                                  -----              -----
                                                                                  -----              -----

Earnings per share:
   Basic:
     As reported                                                                  $0.17              $0.13
     Pro forma                                                                     0.16               0.12

   Diluted:
     As reported                                                                   0.17               0.13
     Pro forma                                                                     0.16               0.12


(Dollars in thousands, except per share data)                                    SIX MONTHS ENDED JUNE 30,
                                                                                  2004                2003
                                                                                  ----                ----
Net income, as reported                                                           $ 832              $ 727
Deduct total stock-based employee and director compensation
  expense determined under fair value based method for all awards,
  net of related tax effects                                                        (35)               (42)
                                                                                  -----              -----
PRO FORMA NET INCOME                                                              $ 797              $ 685
                                                                                  -----              -----
                                                                                  -----              -----

Earnings per share:
   Basic:
     As reported                                                                  $0.33              $0.29
     Pro forma                                                                     0.32               0.27

   Diluted:
     As reported                                                                   0.33               0.29
     Pro forma                                                                     0.31               0.27

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

Note 2. Allowance for Loan Losses

        A summary of transactions in the allowance for loan losses is as follows:

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                     (Dollars in thousands)
                                                       2004         2003
                                                       ----         ----
        Balance at beginning of period                $3,173       $2,197
        Provision charged to expense                     103          142
        Loans charged off                                844           90
        Recoveries                                        76           93
                                                      ------       ------
        Balance at end of period                      $2,508       $2,342
                                                      ------       ------
                                                      ------       ------

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                     (Dollars in thousands)
                                                       2004         2003
                                                       ----         ----
        Balance at beginning of period                $3,302       $2,079
        Provision charged to expense                     207          365
        Loans charged off                              1,101          247
        Recoveries                                       100          145
                                                      ------       ------
        Balance at end of period                      $2,508       $2,342
                                                      ------       ------
                                                      ------       ------

Note 3. Earnings Per Share

        Presented below are the calculations for basic and diluted earnings per share:

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                           2004            2003          2004          2003
                                                           ----            ----          ----          ----
     Basic:
     Net income available to common stockholders        $  426,000      $  330,000    $  832,000    $  727,000
                                                        ----------      ----------    ----------    ----------
                                                        ----------      ----------    ----------    ----------
     Weighted average shares outstanding                 2,526,145       2,517,219     2,525,308     2,515,627
                                                        ----------      ----------    ----------    ----------
                                                        ----------      ----------    ----------    ----------
     Basic earnings per share                           $     0.17      $     0.13    $     0.33    $     0.29
                                                        ----------      ----------    ----------    ----------
                                                        ----------      ----------    ----------    ----------

     Diluted:
     Net income available to common stockholders        $  426,000      $  330,000    $  832,000    $  727,000
                                                        ----------      ----------    ----------    ----------
                                                        ----------      ----------    ----------    ----------
     Weighted average shares outstanding                 2,526,145       2,517,219     2,525,308     2,515,627
     Effect of dilutive stock options outstanding           30,540          17,267        30,540        17,267
                                                        ----------      ----------    ----------    ----------
     Diluted weighted average shares outstanding         2,556,685       2,534,486     2,555,848     2,532,894
                                                        ----------      ----------    ----------    ----------
                                                        ----------      ----------    ----------    ----------
     Diluted earnings per share                         $     0.17      $     0.13    $     0.33    $     0.29
                                                        ----------      ----------    ----------    ----------
                                                        ----------      ----------    ----------    ----------

Note 4. Derivative Instrument

        During June 2003, the Company entered into an interest rate swap transaction, which resulted in the Company converting $7,000,000 of its $7,217,000 of variable rate subordinated debentures into fixed rate debt. This swap transaction requires the payment of interest by the Company at a fixed rate equal to 2.47% using an actual/360 day basis. In turn the Company receives a variable rate interest payment based on the 90 day LIBOR rate adjusted quarterly.

        Summary information about the interest rate swap at June 30 is as follows:

                                                     2004              2003
                                                     ----              ----
                                                     (Dollars in thousands)
        Notional amount                            $7,000            $7,000
        Weighted average fixed rate                 2.51%             2.51%
        Weighted average variable rate              1.61%             1.02%
        Weighted average maturity               3.5 years         4.5 years
        Fair value                                   $308               $69

Note 5. Acquisition of DunC Corp.

        As more fully described in Item 2 of this report under the caption "Acquisition or Disposition of Assets", Blackhawk Bancorp, Inc. acquired DunC Corp. on September 30, 2003 in a transaction accounted for as a purchase. The assets and liabilities of DunC Corp., valued at fair market value, on the date of acquisition are included in the unaudited consolidated balance sheet of Blackhawk Bancorp, Inc. and Subsidiary at June 30, 2004 and in the audited consolidated balance sheet of Blackhawk Bancorp, Inc. and Subsidiary at December 31, 2003. The results of operations have been included in the unaudited consolidated statements of income for the three and six months ended June 30, 2004 and will affect the comparability to 2003 results.

Note 6. Sale of Branches Located in Rochelle and Oregon, Illinois

        As more fully described in Item 2 of this report under the caption "Acquisition or Disposition of Assets", on June 22, 2004 Blackhawk State Bank entered into a definitive agreement for the sale of its branches located in the Illinois communities of Rochelle and Oregon. The sale includes only the branch facilities and deposits, not loans. The two branches currently have approximately $35 million in combined deposits. The transaction, which is subject to regulatory and other customary closing conditions, is expected to close in the fourth quarter of 2004. In accordance with generally accepted accounting principals, the assets and liabilities of these two branches and their results of operations and cash flows have been included in the financial statements of Blackhawk Bancorp, Inc. for all periods presented.

Note 7. Recent Accounting Developments

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

        The trust preferred securities issued by the Trust are currently included in the Tier 1 capital of the Company for regulatory capital purposes. However, because the financial statements of the Trust will no longer be included in the Company's consolidated financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. On May 6, 2004 the Federal Reserve Board issued a proposed rule limiting the amount of trust preferred securities eligible for inclusion in Tier 1 capital to 25% of core capital elements, net of goodwill. This proposed change would be fully effective on March 31, 2007 after a three year phase in period. The proposed rule will limit the Company's trust preferred securities eligible for inclusion in Tier 1 capital to $6,870,000. Under the proposed rule, the balance of the
        Company's trust preferred securities will be included in Tier 2 capital. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

Note 8. Recent Regulatory Developments

        The Sarbanes-Oxley Act of 2002 (the "Act") impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. The requirements of Section 404 of the Act become effective for the Company for the year ended December 31, 2005. Section 404 requires an evaluation of and report on the Company's internal control environment and an auditors' opinion on managements' evaluation of internal control.

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

The terms of the merger of Merger Corp with and into DunC are described more fully in the Merger Agreement filed as Exhibit 2.1 to the Corporation's Form 10-QSB for the quarterly period ended June 30, 2003, which is incorporated herein by reference. The description of the transaction set forth above is qualified in its entirety by the terms set forth in the Merger Agreement.

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

The following provides certain summary financial information about the financial condition of DunC and the assets and liabilities acquired in the acquisition, and DunC's operations, prior to the acquisition to illustrate their impact upon the corporation:

Balance Sheet
-------------
(Dollars in thousands)        At September 30, 2003
----------------------        ---------------------
Loans                                  $46,781
Allowance for Loan Losses                 (889)
Investments                             11,104
Total Assets                            77,726
Deposits                                64,237
Borrowings                               3,631

Income Statement
----------------                 Nine Months Ended          Year Ended
(Dollars in thousands)          September 30, 2003      December 31, 2002
----------------------          ------------------      -----------------
Total Interest Income                  $ 3,645                $ 4,602
Total Interest Expense                     850                  1,453
                                       -------                -------
Net Interest Income                      2,795                  3,149
Provision for Loan Losses                  200                    628
Non-Interest Income                      1,819                  2,497
Non-Interest Expense                     4,701                  4,208
                                       -------                -------
Net Income (Loss) before Tax              (287)                   810

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

On June 22, 2004 the Bank entered into an agreement to sell its Rochelle and Oregon, Illinois branches to The First National Bank and Trust Company of Rochelle, Illinois. The agreement was filed as exhibit 2.1 to Form 8-K dated June 22, 2004 and is incorporated herein by reference. The description of the transaction set forth below is qualified in its entirety by the terms set forth in the Agreement.

The purchaser will assume the deposits of these two locations and will acquire their premises and equipment. The Bank will transfer assets equal to the liabilities assumed net of a premium equal to 6.77% of Core Deposit Liabilities transferred. Currently these two branches have deposits of approximately $35 million. The Bank will retain the loans of these two branches.

The Bank plans to replace these deposits with brokered deposits, Federal Home Loan Bank borrowings, liquidation of investment securities, or some combination thereof. The transaction is subject to regulatory and other customary closing conditions and is expected to close in the fourth quarter of 2004.

In accordance with generally accepted accounting principals, the deposits to be transferred and the results of operations of these two branches are included in the company's June 30, 2004 and December 31, 2003 balance sheets and in its results of operations and cash flows for all periods presented.

                            RESULTS OF OPERATIONS

The company reported net income of $426,000 for the three months ended June 30, 2004, an increase of $96,000 or 29.1% from the $330,000 reported for the same three month period in 2003. Net income for the six month period ended June 30, 2004 was $832,000, an increase of $105,000, or 14.4% from the $727,000 reported for the same period in 2003.

Diluted earnings per share were $0.17 and $0.33 for the three and six months ended June 30, 2004, respectively, compared to $0.13 and $0.29 for the same periods in 2003. This represents an increase of 30.8% and 13.8% for the three month and six month periods, respectively.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the primary source of the company's earnings. All discussions of interest income amounts and rates are on a tax-equivalent basis, which accounts for income earned on loans and securities that are not fully subject to income taxes as if they were fully subject to income taxes. The following table sets forth the company's consolidated average balances of assets, liabilities and stockholders' equity, interest income and expense on related items, and the company's average rate for the three and six month periods ended June 30, 2004 and 2003. The tax-equivalent yield calculations assume a Federal Tax Rate of 34%:

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES


(yields on a tax-equivalent basis)             Three Months ended June 30, 2004      Three Months ended June 30, 2003
                                               --------------------------------      --------------------------------
                                               Average                  Average      Average                   Average
                                               Balance     Interest      Rate        Balance      Interest      Rate
                                               -------     --------     -------      -------      --------     -------
INTEREST EARNING ASSETS:
  Interest-bearing deposits in banks            $  2,394      $   13      2.18%       $  1,409      $    8        2.28%
  Federal funds sold & securities
    purchased under agreements to resell           5,036          18      1.44%          1,640           7        1.71%
  Investment securities:
     Taxable investment securities               103,092         922      3.60%         99,804         929        3.73%
     Tax-exempt investment securities             32,241         464      5.79%         28,387         427        6.03%
                                                --------      ------      -----       --------      ------        -----
           Total investment securities           135,333       1,386      4.12%        128,191       1,356        4.24%
  Loans                                          238,200       3,473      5.86%        182,962       3,065        6.72%
                                                --------      ------      -----       --------      ------        -----

TOTAL EARNING ASSETS                            $380,963      $4,890      5.16%       $314,202      $4,436        5.66%
                                                              ------      -----                     ------        -----
  Allowance for loan losses                      (3,124)                               (2,278)
  Cash and due from banks                         13,539                                11,263
  Other assets                                    26,838                                19,833
                                                --------                              --------

TOTAL ASSETS                                    $418,216                              $343,020
                                                --------                              --------
                                                --------                              --------

INTEREST BEARING LIABILITIES:
  Interest bearing checking accounts           $  46,277      $   57       .50%       $ 39,047      $   75         .77%
  Savings and money market deposits               82,659         157       .76%         54,466         102         .75%
  Time deposits                                  134,869         862      2.57%        124,229       1,053        3.40%
                                                --------      ------      -----       --------      ------        -----

      Total interest bearing deposits            263,805       1,076      1.64%        217,742       1,230        2.27%

   Short-term borrowings                          11,791          23       .78%         13,463          41        1.22%
   Subordinated debentures                         7,217         103      5.74%          7,217          84        4.67%
   Long-term borrowings                           57,404         561      3.93%         44,029         530        4.83%
                                                --------      ------      -----       --------      ------        -----

TOTAL INTEREST-BEARING LIABILITIES              $340,217      $1,763      2.08%       $282,451      $1,885        2.67%
                                                              ------      -----                     ------        -----

INTEREST RATE SPREAD                                                      3.08%                                   2.99%
                                                                          -----                                   -----
                                                                          -----                                   -----

  Checking accounts                               50,211                                32,535
  Other liabilities                                2,203                                 2,140
                                                --------                              --------

  Total liabilities                              392,631                               317,126
  Stockholders' equity                            25,585                                25,894
                                                --------                              --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $418,216                              $343,020
                                                --------                              --------
                                                --------                              --------

NET INTEREST INCOME/MARGIN                                    $3,127      3.30%                     $2,551        3.26%
                                                              ------      -----                     ------        -----
                                                              ------      -----                     ------        -----

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES

(yields on a tax-equivalent basis)              Six Months ended June 30, 2004        Six Months ended June 30, 2003
                                                ------------------------------        ------------------------------
                                               Average                  Average      Average                   Average
                                               Balance     Interest      Rate        Balance      Interest      Rate
                                               -------     --------     -------      -------      --------     -------

INTEREST EARNING ASSETS:
  Interest-bearing deposits in banks            $  2,621      $   30      2.30%       $  1,774      $   18        2.05%
  Federal funds sold & securities
    purchased under agreements to resell           4,511          31      1.38%          5,072          49        1.95%
  Investment securities:
     Taxable investment securities               102,568       1,978      3.88%         93,158       1,857        4.02%
     Tax-exempt investment securities             32,272         938      5.85%         26,692         810        6.12%
                                                --------      ------      -----       --------      ------        -----
           Total investment securities           134,840       2,916      4.35%        119,850       2,667        4.49%
  Loans                                          237,899       7,015      5.93%        182,960       6,328        6.97%
                                                --------      ------      -----       --------      ------        -----

TOTAL EARNING ASSETS                            $379,871      $9,992      5.29%       $309,656      $9,062        5.90%
                                                              ------      -----                     ------        -----
  Allowance for loan losses                       (3,188)                               (2,212)
  Cash and due from banks                         13,495                                10,860
  Other assets                                    27,280                                19,930
                                                --------                              --------

TOTAL ASSETS                                    $417,458                              $338,234
                                                --------                              --------
                                                --------                              --------

INTEREST BEARING LIABILITIES:
  Interest bearing checking accounts           $  46,802      $  125       .54%       $ 38,513      $  162         .85%

  Savings and money market deposits               79,728         307       .77%         53,527         212         .80%
  Time deposits                                  137,021       1,768      2.59%        123,518       2,122        3.46%
                                                --------      ------      -----       --------      ------        -----

      Total interest bearing deposits            263,551       2,200      1.68%        215,558       2,496        2.34%
   Short-term borrowings                          12,927          52       .81%         12,958          76        1.18%
   Subordinated debentures                         7,217         206      5.74%          7,217         168        4.68%
   Long-term borrowings                           56,932       1,121      3.96%         42,445       1,035        4.92%
                                                --------      ------      -----       --------      ------        -----

TOTAL INTEREST-BEARING LIABILITIES              $340,627      $3,579      2.11%       $278,178      $3,775        2.74%
                                                              ------      -----                     ------        -----

INTEREST RATE SPREAD                                                      3.18%                                   3.16%
                                                                          -----                                   -----
                                                                          -----                                   -----

  Checking accounts                               48,329                                32,164
  Other liabilities                                2,658                                 2,011
                                                --------                              --------

  Total liabilities                              391,614                               312,353
  Stockholders' equity                            25,844                                25,881
                                                --------                              --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $417,458                              $338,234
                                                --------                              --------
                                                --------                              --------

NET INTEREST INCOME/MARGIN                                    $6,413      3.39%                     $5,287        3.44%
                                                              ------      -----                     ------        -----
                                                              ------      -----                     ------        -----

Net interest income increased by $576,000, or 22.6%, to $3,127,000 for the quarter ended June 30, 2004, compared to $2,551,000 for the comparable period in 2003. On a year to date basis net interest income increased by $1,126,000, or 21.3%, to $6,413,000 compared to $5,287,000 for the first six months of 2003. The increase in net interest margin is primarily due to the DunC acquisition which added $69,300,000 of earning assets and $54,000,000 of interest bearing liabilities at the acquisition date of September 30, 2003.

The net interest margin, which is the tax equivalent net interest income divided by average interest earning assets was 3.30% and 3.39% for the three and six month periods ended June 30, 2004. The second quarter net interest margin represents a 4 basis point increase compared to the 2003 second quarter net interest margin of 3.26%. The year to date net interest margin of 3.39% represents a 5 basis point decrease compared to the 3.44% net interest margin realized for the same period in 2003. The increase in second quarter net interest margin reflects management's efforts to shift the earning asset mix from investments to loans and to shift the liability mix from time deposits to savings and demand deposits. These shifts offset the negative impact of asset re-pricings at interest rates that remain at 46 year historical lows.

For the three months ended June 30, 2004, total interest income increased by $454,000, or 10.2%, to $4,890,000 compared to $4,436,000 for the same period in
2003. The increase in interest income is due to an increase in average earning assets of 21.2% or $66,761,000 offset by a 50 basis point decrease in average yield on earning assets. The average balance sheet with resultant interest and rates reflects the earning assets of DunC for the first two quarters of 2004, but not the first two quarters of 2003, as the acquisition was completed on September 30, 2003. At September 30, 2003 DunC had earning assets of $69,300,000. Earning assets adjusted to reflect the DunC acquisition decreased $2,539,000 or 0.7% quarter over quarter.

For the six months ended June 30, 2004, total interest income increased by $930,000, or 10.3%, to $9,992,000 compared to $9,062,000 for the same period in
2003. The increase in interest income is due to an increase in average earning assets of 22.7% or $70,215,000 offset by a 61 basis point decrease in the yield on average earning assets to 5.29% compared to 5.90% for the same period in 2003. Earning assets for the six months ended June 30, 2004 adjusted to reflect the DunC acquisition increased $915,000 or 0.2%.

Managed and long-term interest rates remained at 46 year historical lows during the second quarter of 2004. On June 30, 2004 the Federal Reserve Board of Governors increased managed interest rates by 25 basis points. While management believes they have adequate systems and processes in place to manage interest rate risk, the pace and magnitude of interest rate changes could have an adverse impact on net interest income in the future.

Interest and fees on loans increased 13.3% to $3,473,000 for the three months ended June 30, 2004 compared to $3,065,000 for the same period of 2003. This increase was the result of a $55,238,000 or 30.2% increase in average loans outstanding offset by an 86 basis point decrease in yield on the portfolio. Interest and fees on loans increased 10.9% to $7,015,000 for the six months ended June 30, 2004 compared to $6,328,000 in same period of 2003. This increase was the result of a $54,939,000 or 30.0% increase in average loans outstanding and a 104 basis point decrease in yield on the portfolio. The Company acquired $46,781,000 of gross loans at September 30, 2003 in connection with the DunC acquisition. Excluding the loans obtained in the DunC acquisition, average total loans increased $8,457,000 or 3.7% for the three months ended
June 30, 2004 and $8,158,000 or 3.6% for the six months ended June 30. 2004.
The lower yield on average loans continues to reflect the overall lower interest rate environment previously discussed and continuing competitive pricing pressure for quality credit customers.

Interest income on taxable securities decreased by $7,000 or 0.8% in the second quarter of 2004 to $922,000 compared to $929,000 for the same period in 2003. Average balances of taxable investment securities increased 3.3% to $103,092,000 for the quarter ended June 30, 2004 compared to $99,804,000 for the same period in the prior year. The yield on average taxable investment securities decreased 13 basis points to 3.60% for the second quarter of 2004 compared to 3.73% for the second quarter of 2003. Tax exempt investment securities increased $3,854,000, or 13.6% to an average balance of $32,241,000 for the three months ended June 30, 2004 compared to $28,387,000 for the same period in 2003. Interest income on tax exempt securities increased $37,000 or 8.7% to $464,000 for the second quarter of 2004 compared to $427,000 for the second quarter of 2003. The DunC acquisition added $8,800,000 of taxable investment securities and $2,300,000 of tax-exempt investment securities at the acquisition date. Excluding the securities acquired in the DunC acquisition taxable investment securities decreased $5,512,000 or 5.1% and tax exempt investment securities increased $1,544,000 or 5.1%.

Interest income on taxable securities increased by $121,000, or 6.5%, in the first six months of 2004 to $1,978,000 from $1,857,000 for the same period in 2003. Average balances of taxable investment securities increased 10.1% to $102,568,000 for the six months ended June 30, 2004 compared to $93,158,000 for the same period in the prior year. The increase in average balances outstanding was offset by a decrease of 14 basis points in average yield to 3.88% for the first six months of 2004 compared to 4.02% for the first six months of 2003. Average tax exempt securities increased to $32,272,000 for the six months ended June 30, 2004 compared to $26,692,000 for the same period in 2003 and their average tax equivalent yield decreased from 6.12% for the six months ended June 30, 2003 to 5.85% for the same period in 2004. The DunC acquisition added $8,800,000 of taxable investment securities and $2,300,000 of tax-exempt investment securities at the acquisition date. Excluding the securities acquired in the DunC acquisition taxable investment securities increased $610,000 or 0.6% and tax exempt investment securities increased $3,280,000 or 11.3%.

Interest from federal funds sold and securities purchased under agreements to resell increased to $18,000 for the three month period ended June 30, 2004, compared to $7,000 during the same period in 2003. The average balance of federal funds sold and securities purchased under agreements to resell increased by $3,396,000 or 207.1% to $5,036,000 for the three months ended June 30, 2004.

Interest from federal funds sold and securities purchased under agreements to resell decreased to $31,000 for the six month period ended June 30, 2004, compared to $49,000 during the same period in 2003. The average balance of federal funds sold and securities purchased under agreements to resell decreased by $561,000 or 11.1% to $4,511,000 for the six months ended June 30, 2004.

Total interest expense decreased by $122,000, or 6.5%, to $1,763,000 for the three months ended June 30, 2004 compared to $1,885,000 for the same period in 2003. For the six months ended June 30, 2004 total interest expense decreased by $196,000, or 5.2%, to $3,579,000 compared to $3,775,000 for the same period in 2003. The decrease in total interest expense is the result of the aforementioned lower interest rate environment which reduced the average rate paid on interest bearing liabilities from 2.67% for the three months ended June 30, 2003 to 2.08% for the three months ended June 30, 2004 and from 2.74% for the six months ended June 30, 2003 to 2.11% for the six months ended June 30, 2004. The DunC acquisition increased interest bearing liabilities by $54,000,000 at the acquisition date. Excluding the acquisition, interest bearing liabilities increased by $3,766,000 or 1.1% and by $8,449,000 or 2.5% for the three and six month periods ended June 30, 2004.

While interest paid on deposits decreased $154,000, or 12.5% to $1,076,000 during the three months ended June 30, 2004 compared to $1,230,000 for the same period in 2003, average interest bearing deposits increased $46,063,000, or 21.2% quarter over quarter. Year to date interest paid on deposits decreased $296,000, or 11.9% to $2,200,000 compared to $2,496,000 for the same period in
2003 while average total interest bearing deposits increased by $47,993,000, or 22.3%. The DunC acquisition added $50,300,000 in interest bearing deposits as of September 30, 2003. Excluding the acquisition, interest bearing deposits decreased $4,237,000 or 1.6% and $2,307,000 or 0.9% for the three and six month periods ended June 30, 2004. The decrease in interest paid on deposits was primarily due to the overall lower interest rate environment.

Interest on short-term borrowings decreased $18,000 to $23,000 for the three months ended June 30, 2004 compared to $41,000 for the same period in 2003. This decrease is the result of a $1,672,000 decrease in average balances outstanding for the three months ended June 30, 2004 compared to the same period in 2003 combined with the effect of the sustained low interest rate environment. For the six months ended June 30, 2004 interest on short-term borrowings decreased $24,000 to $52,000 compared to $76,000 for the same period in 2003. This decrease is the result of the sustained low interest rate environment and a $31,000 or 0.2% decrease in average short-term borrowings to $12,927,000 for the six months ended June 30, 2004 compared to $12,958,000 for the same period in 2003.

Interest expense on subordinated debentures increased by $19,000 to $103,000 for the second quarter of 2004 compared to $84,000 in the second quarter of 2003 and by $38,000 to $206,000 for the six months ended June 30, 2004 compared to $168,000 for the same period in 2003. The increase reflects the use of an interest rate swap, which was entered into by the company on June 26, 2003 to fix the cost of this borrowing. During the first six months of 2003 the interest rate adjusted quarterly and was set at 325 basis points over the 3 month LIBOR rate. The interest rate swap was part of the Company's overall interest rate risk management strategy and was utilized to minimize significant fluctuations in earnings caused by interest rate volatility.

Interest expense on long-term borrowings increased $31,000 and $86,000 to $561,000 and $1,121,000 for the three and six month periods ended June 30, 2004 compared to $530,000 for the second quarter and $1,035,000 for the first six months of 2003. The average balance outstanding increased $13,375,000 or 30.4% for the three months ended June 30, 2004 and $14,487,000 or 34.1% for the six months ended June 30, 2004. The increase in the average balance of long-term borrowings outstanding reflects the $7,500,000 in bank debt issued to finance the DunC acquisition and additional FHLB borrowings in 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses (provision) is an amount added to the allowance for loan losses (allowance) to provide for the known and estimated amount of loans that will not be collected. Actual loan losses are charged against the allowance when management believes that the collection of principal will not occur. Subsequent recoveries of amounts previously charged to the allowance, if any, are credited to (increase) the allowance. Management determines the appropriate provision based upon a number of criteria, including a detailed evaluation of certain credits, historical performance, economic conditions and overall quality of the loan portfolio.

The provision was $103,000 in the second quarter of 2004, a decrease of $39,000 or 27.5% from the $142,000 in the second quarter of 2003. For the first six months of 2004, the provision was $207,000 compared to $365,000 during the same time period a year ago.

Activity in the allowance for loan losses is detailed in Note 2 to the unaudited consolidated financial statements. Charge-offs, net of recoveries for the second quarter of 2004 totaled $768,000 compared to net recoveries of $3,000 for the second quarter of 2003. Year to date net charge-offs increased $899,000 or 881.4% to $1,001,000 compared to $102,000 for the first six months of 2003. During the second quarter of 2004 the bank recognized charge-offs totaling $668,000 on two commercial real estate loans. These loans were in non-performing status at December 31, 2003. The collateral on one of the loans has been liquidated and the other is held in other real estate at its estimated net realizable value at June 30, 2004. The charge-offs related to these two loans resulted in a decrease in the allowance to total loans to 1.07% at June 30, 2004 compared to 1.26% at June 30, 2003 and 1.41% at December 31, 2003. These loans had specific reserve allocations of $470,000 at December 31, 2003.

NONINTEREST INCOME

Total noninterest income increased $318,000, or 36.1%, to $1,200,000 for the three months ended June 30, 2004 compared to $882,000 for the same period in 2003. Year to date total noninterest income increased $306,000, or 15.9%, to $2,228,000 compared to $1,922,000 for the same period in 2003.

Service charges on deposit accounts increased $264,000 to $629,000 for the quarter ended June 30, 2004 compared to $365,000 for the second quarter of 2003, and increased $411,000 to $1,115,000 for the six months ended June 30, 2004 compared to the same period in 2003. These increases are due to the accounts obtained in the DunC acquisition and the introduction of an overdraft privilege program in the second quarter of 2004.

Gains on the sales of mortgage loans increased $67,000 or 47.5% to $208,000 for the second quarter of 2004 compared to the $141,000 of gains recognized during the second quarter of 2003. In the second quarter of 2004, $14,650,000 of loans were sold to the secondary market compared to $7,719,000 for the same period in 2003. Year to date gain on sale of mortgage loans increased $54,000 or 17.9% to $355,000 compared to $301,000 for the same period in 2003. The average gain in 2004 was 1.45% on $24,506,000 in loans sold to the secondary market compared to an average gain of 1.80% on the $16,708,000 of loans sold in the same period in 2003. At June 30, 2004 the pipeline of held for sale loans has decreased substantially from the level that existed at March 31, 2004. The decrease is due to a rise in market interest rates which has reduced the demand for mortgage refinancings and turnover in the mortgage origination staff. The decrease in the held for sale loan pipeline may negatively impact the gains on sales of mortgage loans realized in the next quarter.

The Company recognized $72,000 in securities gains in the second quarter of 2004 compared to $95,000 in the second quarter of 2003. Year to date the company has realized $152,000 in securities gains, a $272,000 or 64.2% decrease compared to the $424,000 in gains realized for the six months ended June 30, 2003. Securities are sold from time to time to reposition the portfolio into investments that offer better risk reward characteristics under a number of potential future interest rate scenarios.

Other noninterest income increased $16,000 or 7.8% to $220,000 for the quarter ended June 30, 2004 compared to $204,000 for the second quarter of 2003.

Year to date other noninterest income increased by $126,000 or 37.1% to $466,000 for the six months ended June 30, 2004 from $340,000 for the six months ended June 30, 2003.

NONINTEREST EXPENSES

Total noninterest expense increased $753,000, or 26.7%, to $3,568,000 for the three months ended June 30, 2004 compared to $2,815,000 for the same period in 2003. Year to date noninterest expense increased by $1,370,000, or 23.7% to $7,150,000 for the six months ended June 30, 2004 compared to $5,780,000 for the six months ended June 30, 2003. The increases reflect increased costs in 2004 as a result of the DunC acquisition offset by the accretive benefits from the elimination of duplicative expenses.

Salaries and employee benefits increased $477,000 or 35.1% to $1,837,000 for the quarter ended June 30, 2004 compared to $1,360,000 for the second quarter of 2003. For the first six months of 2003 total salaries and employee benefits increased $837,000 or 29.7% to $3,655,000 compared to $2,818,000 for the same period in 2003. The increases reflect additional staffing due to the DunC acquisition, additional costs of employee benefits and normal salary increases.

Equipment expenses increased $69,000 or 29.9% to $300,000 for the quarter ended June 30, 2004 compared to $231,000 for the same quarter in 2003. For the first six months of 2003 equipment expense increased $147,000, or 31.9%, to $608,000 compared to $461,000 for the same period in 2003. The increases relate primarily to increased depreciation and maintenance on assets acquired in the DunC acquisition and additional depreciation and maintenance on a new items processing system installed during the third quarter of 2003.

Data processing costs increased $69,000, or 34.0%, to $272,000 for the quarter ended June 30, 2004 and $151,000, or 37.8%, to $550,000 for the six months ended June 30, 2004. These increases reflect higher volumes of service utilized from our core processor due to additional accounts added in the DunC acquisition and the outsourcing of network support services in 2004.

Professional fees decreased $58,000 or 19.2%, to $244,000 for the six months ended June 30, 2004 compared to $302,000 for the same period in 2003 primarily as a result of lower legal fees in 2004 related to the Fiserv, Inc. litigation. There is an appeal in this case still pending and the Company may incur additional legal fees in future periods as more fully discussed under the heading "OFF BALANCE SHEET ITEMS AND CONTINGENCIES" in Part I Item 2 of this report.

Other noninterest expenses increased $49,000 or 19.0% to $307,000 for the three months ended June 30, 2004 compared to $258,000 for the same period a year ago. For the first six months of 2004 other noninterest expenses increased $13,000 or 2.2% to $596,000 compared to $583,000 for the same period in 2003. Other expenses for the quarter ended March 31, 2003 included a non-recurring expense of $56,000 related to a sales and use tax audit.

                             BALANCE SHEET ANALYSIS

OVERVIEW

Total assets decreased to $415,911,000 at June 30, 2004 compared to $425,402,000 at December 31, 2003, a decrease of 2.2%. The December 31, 2003 balance sheet included short-term year-end deposits of $11,750,000, which were invested in federal funds sold and interest bearing deposits in banks at December 31, 2003. Excluding these deposits, total assets increased $2,259,000, or 0.5% from December 31, 2003 to June 30, 2004.

LOANS

Net loans  increased  $1,581,000, or  0.7%,  to $231,723,000  on  June 30,  2004
compared to $230,142,000 on December 31, 2003. The composition of loans is shown in the following table:


                                                                 As a % of Total Loans
                          June 30,   December 31,   Change in   June 30,   December 31,
                            2004         2003        Balance      2004         2003
                          --------   ------------   ---------   --------   ------------
                           (Dollars in millions)
Residential Real Estate     $99.9       $97.5          $2.4       42.7%        41.8%
Commercial Real Estate      $69.2       $67.0          $2.2       29.5%        28.7%
Construction and Land
  Development               $16.8       $11.3          $5.5        7.2%         4.8%
Commercial                  $27.3       $35.6         ($8.3)      11.7%        15.3%
Consumer                    $18.6       $19.2         ($0.6)       7.9%         8.2%
Other                        $2.4        $2.8         ($0.4)       1.0%         1.2%

During the second quarter of 2004 loans decreased by $7,312,000 due to principal amortization on outstanding loans, the pay-off of a $2,493,000 commercial relationship due to a sale of the customer's business and the partial charge off of two commercial relationships. Management intends to aggressively pursue quality credits in future periods and plans a consumer loan promotion.

NON-PERFORMING LOANS

Non-performing loans include loans that are determined by management to be impaired because full collection of interest and principal is doubtful, have been placed in non-accrual status, and accruing loans which are past-due ninety days or more as to interest and/or principal payments.

The following summarizes information concerning non-performing loans:

                                                       JUNE 30,    DECEMBER 31,
    (Dollars in thousands)                               2004          2003
                                                       --------    ------------
    Impaired loans-still accruing                      $  875         $  923
    Impaired loans-non-accrual                            994          2,058
    Other non-accrual                                   1,285          1,030
    Past due 90 days or more and still accruing           515             42
                                                       ------         ------
    Total non-performing loans                         $3,669         $4,053
                                                       ------         ------
                                                       ------         ------
ASSET QUALITY

The allowance for loan losses was $2,508,000 or 1.07% of total loans at June 30, 2004 compared to $3,302,000 or 1.41% of total loans at December 31, 2003. As of June 30, 2004, non-performing loans totaled $3,669,000 compared to $4,053,000 at December 31, 2003. The decrease during the second quarter of 2004 is due to the resolution of two commercial loan relationships totaling $1,285,000. The collateral on one of the loan relationships has been liquidated and the collateral on the other loan relationship is held in other real estate at its estimated net realizable value at June 30, 2004. Management believes the allowance for loan losses is adequate at June 30, 2004.

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

At June 30, 2004 the allowance for loan losses to total non-performing and restructured loans equaled 68.4% compared to 81.5% at December 31, 2003.

SHORT-TERM INVESTMENTS

Federal funds sold and securities purchased under agreements to resell decreased $826,000 to $5,294,000 at June 30, 2004 compared to $6,120,000 at December 31,
2003.

Interest-bearing deposits in banks decreased $829,000 to $2,012,000 at June 30, 2004 compared to $2,841,000 at December 31, 2003.

INVESTMENT SECURITIES

During the second quarter of 2004 the Bank and it's Nevahawk subsidiary transferred $16,345,000 of securities in the held to maturity portfolio to the available for sale portfolio. The transfer allows for more flexibility in the management of the investment portfolio to increase total return. Investment securities decreased $6,129,000, or 4.5%, to $129,584,000 at June 30, 2004
compared to $135,713,000 at December 31, 2003. The decrease was used to fund the deposit decrease discussed below.

DEPOSITS

Total deposits decreased $16,913,000 to $306,726,000 at June 30, 2004 compared to $323,639,000 at December 31, 2003. As noted above, the Company's December 31, 2003 financial statements reflect short-term year-end deposits of $11,750,000. Excluding the short-term year-end deposits, total deposits decreased 1.7% from December 31, 2003. Excluding the short-term year-end deposits, non-interest bearing deposits increased by $1,191,000 and interest bearing deposits decreased by $6,354,000 at June 30, 2004 compared to December 31, 2003.

BORROWINGS

Short-term borrowings increased $7,401,000 to $16,887,000 at June 30, 2004 from $9,486,000 at year-end. The increase is due to higher outstanding balances of repurchase agreements with commercial customers.

Long-term borrowings consist of Blackhawk Bancorp's bank term loan of $7,500,000 and term advances from the Federal Home Loan Bank ("FHLB") that were $49,732,000 at June 30, 2004 compared to $48,413,000 at December 31, 2003. The increase reflects a net additional $1,350,000 in FHLB advances outstanding at June 30, 2004.

SHAREHOLDERS' EQUITY

Total shareholders' equity decreased $565,000 to $25,198,000 at June 30, 2004 compared to $25,763,000 at December 31, 2003. The decrease is due to the impact of changes in market interest rates on the value of the investment portfolio. Accumulated other comprehensive income decreased $970,000 to ($142,000) at June 30, 2004 from $828,000 at December 31, 2003. Accumulated other comprehensive income consists of two parts. The unrealized gains (losses) on available-for-sale securities net of tax decreased by $1,026,000 to a net loss of $345,000 at June 30, 2004 compared to a net gain of $681,000 at December 31, 2003. The unrealized gains on the Company's interest rate swap contract net of tax increased by $56,000 to $203,000 at June 30, 2004 compared to $147,000 at
December 31, 2003. During the first six months of 2004 surplus increased by $27,000 from the sale of stock for stock options exercised. In addition the company declared two quarterly dividends of $0.09 per share on common stock, which totaled $454,000.

The Company is subject to certain regulatory capital requirements and continues to remain in compliance with the requirements. The following table shows the company's capital ratios and regulatory requirements.

                                          JUNE 30,    DECEMBER 31,   REGULATORY
                                            2004          2003      REQUIREMENTS
                                            ----          ----      ------------

Total Capital (To Risk-Weighted Assets)     10.9%        10.9%          8.0%

Tier I Capital (To Risk-Weighted Assets)     9.9%         9.6%          4.0%

Tier I Capital (To Average Assets)           6.2%         6.0%          4.0%

The Company's subsidiary bank also meets regulatory capital requirements to be considered well capitalized.

ASSET/LIABILITY MANAGEMENT

Asset/liability management is the process of identifying, measuring and managing the risk to the Company's earnings and capital resulting from the movements in interest rates. It is the Company's objective to protect earnings and capital while achieving liquidity, profitability and strategic goals.

The Company focuses its measure of interest rate risk on the effect a shift in interest rates would have on earnings. Since not all assets or liabilities move at the same rate and at the same time, a determination must be made as to how each interest earning asset and each interest bearing liability adjusts with each change in the base rate. The Company develops, evaluates and amends its assumptions on an ongoing basis and analyzes its earnings exposure quarterly.

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

During June 2003, the Company entered into an interest rate SWAP agreement related to the subordinated debentures. This SWAP is utilized to manage variable interest rate exposure and is designated as a highly effective cash flow hedge. The differential to be paid or received on the SWAP agreement is accrued as interest rates change and is recognized over the life of the agreement in interest expense. The SWAP agreement expires in December 2007 and essentially fixes the rate to be paid at 5.72%. The notional amount is $7,000,000. Included in other comprehensive income is a gain of $308,000, less $105,000 of deferred income tax, relating to the fair market value of the SWAP agreement as of June 30, 2004. Risk management results for the period ended June 30, 2004 related to the balance sheet hedging of the subordinated debentures indicate that the hedge was 100% effective and that there was no component of the derivative instrument's gain or loss which was excluded from the assessment of hedge effectiveness.

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

The  following  table   summarizes  The  Company's   significant  contractual
obligations   and  other  potential  funding  needs  at  June  30,  2004  (in thousands):

                                                       Data
               Time       Long-term     Operating    Processing
             Deposits    debt(1)<F1>     Leases      Commitment       Total
             --------    -----------    ---------    ----------       -----
2005         $ 83,561      $17,129       $  164        $  534       $101,388
2006           21,053        5,087          164           534         26,838
2007           13,329        7,141          164           534         21,168
2008           11,156        7,875          135           534         19,700
2009            1,907       10,000          114           134         12,155
Thereafter        104       17,217          934             0         18,255
             --------      -------       ------        ------       --------
Total        $131,110      $64,449       $1,675        $2,270       $199,504
             --------      -------       ------        ------       --------
             --------      -------       ------        ------       --------

Commitments to extend credit                               $36,227

(1)<F1>  Long-term debt includes subordinated debentures.

OFF BALANCE SHEET ITEMS AND CONTINGENCIES

Off-balance sheet items consist of commitments to originate mortgage loans, unused lines of credit and standby letters of credit totaling approximately $36,227,000 as of June 30, 2004. This compares to $34,356,000 at December 31, 2003. The Company's commitments to originate mortgage loans are offset by commitments of third party investors to purchase the loans. The Company's obligation to deliver the loans is on a best effort basis; therefore there are no contingent liabilities associated with them. The Bank has historically funded off-balance sheet commitments with its primary sources of funds and management anticipates that this will continue.

In 2000 the Bank filed a lawsuit in Waukesha County, Wisconsin, against Fiserv, Inc., a former data processing services provider, for breach of contract. The bank was seeking to recover damages sustained due to a processing error in which approximately $500,000 was improperly charged to the Bank's check clearing account at the Federal Home Loan Bank of Chicago. On February 14, 2003 a jury delivered a verdict that Fiserv, Inc. did not breach its contract with the Bank. Fiserv, Inc. then filed a counterclaim seeking approximately $380,000 in reimbursement of legal fees. On May 12, 2003 a judge in the case denied Fiserv's motion for reimbursement of legal fees. In July, Fiserv appealed the trial court's denial of its request to have its legal fees reimbursed. The Bank thereafter cross-appealed on several grounds, including the trial court's denial of its motion for a new trial. Fiserv filed a motion to dismiss the Bank's cross-appeal on procedural grounds. This motion was denied and the appeal and cross-appeal are currently pending. The Company plans to aggressively contest Fiserv's appeal of the decision on legal fees and has not accrued the legal fee reimbursement claimed by Fiserv. The Bank also intends to aggressively pursue its appeal for a new trial. Although the ultimate disposition of any appeal can not be predicted with any certainty, the Company believes that the outcome of the case will not have a material adverse effect on the Company's consolidated financial position, though an adverse result could have a material adverse effect on the Company's consolidated results of operations in a given year.

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

In July 2004, the Wisconsin Department of Revenue sent letters to banks in Wisconsin (whether or not they were undergoing an audit) reporting on settlements involving 17 banks and their out-of-state investment subsidiaries. The letter provided a summary of currently available settlement parameters. For periods before 2004, they include: restrictions on the types of subsidiary income which may be excluded from Wisconsin taxation; possible assessment of certain back taxes for a limited period of time; limitations on net operating loss carry forwards and interest deductions related to subsidiary loans; and interest (but not penalties) on any past-due taxes. For 2004 and going forward, the letter states similar provisions, including limits on subsidiaries' assets. Settlement on those terms would result in the rescission of prior letter rulings, and the Department states that a settlement would be binding going forward except for future legislation or change by mutual agreement. The letter appears to accept by implication the general proposition that some out-of-state investment subsidiary income is not subject to Wisconsin taxes.

The Department has not yet made any assessment against the Company's subsidiary nor has the Company determined how it intends to respond. The Department's letter did not provide sufficient detail to permit the Company to assess what effects the acceptance of such a settlement offer might have upon it, nor does it provide sufficient information for the Company to determine what the Department's position would be if an assessment were made and the Company were to challenge it. The Company expects to seek further detail from the Department and will evaluate the impact of such a settlement after receiving more specific details.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 19, 2004, at the annual meeting of stockholders of the Company, the stockholders re-elected Prudence A. Harker, Charles J. Howard and Merritt J. Mott and elected Marco T. Lenis to three-year terms expiring in 2007. The vote, with respect to the election of each director was as follows:

               Prudence A. Harker
                    2,526,145 total votes eligible to be cast
                    2,126,100 votes were represented at the Annual Meeting 2,033,911 votes were cast "For" re-election
                    No votes were cast "Against" re-election
                    92,189 votes were withheld

              Charles J. Howard
                    2,526,145 total votes eligible to be cast
                    2,126,100 votes were represented at the Annual Meeting 2,100,515 votes were cast "For" re-election
                    No votes were cast "Against" re-election
                    25,585 votes were withheld

               Merritt J. Mott
                    2,526,145 total votes eligible to be cast
                    2,126,100 votes were represented at the Annual Meeting 2,097,585 votes were cast "For" re-election
                    No votes were cast "Against" re-election
                    28,515 votes were withheld

               Marco T. Lenis
                    2,526,145 total votes eligible to be cast
                    2,126,100 votes were represented at the Annual Meeting 2,095,985 votes were cast "For" election
                    No votes were cast "Against" election
                    30,115 votes were withheld

          The following  directors  continue to  serve  until 2005:  R.  Richard
          Bastian, III, Roger G. Bryden, John B. Clark and Charles Hart. Stephen P. Carter, Kenneth A. Hendricks, George D. Merchant and Stephen R. Thomas serve as directors with terms expiring in 2006.

          In addition, as detailed in the Company's Proxy Statement dated April 9, 2004, the stockholders ratified the appointment of McGladrey & Pullen, LLP as the Company's independent accountants for fiscal 2004. The result of the vote is as follows:

                    2,526,145 total votes eligible to be cast
                    2,126,100 votes were represented at the Annual Meeting 2,107,335 votes were cast "For" the proposal
                    1,000 votes were cast "Against" the proposal
                    17,765 votes abstained

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   A) EXHIBITS

          See Exhibit Index following the signature page in this report, which is incorporated herein by this reference.

          B) REPORTS ON FORM 8-K

          The Company furnished a Report on Form 8-K dated April 29, 2004  under
          Item 12 which reported 1st quarter 2004 results; that report is not deemed "filed".

          The Company filed a Report on Form 8-K dated June 22, 2004 under Item 5 which reported that the Company had entered into a definitive agreement for the sale of its Rochelle and Oregon branches.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Blackhawk Bancorp, Inc.
                                        ----------------------------------------
                                        (Registrant)

Date:  August 9, 2004                   /s/ R. Richard Bastian, III
                                        ----------------------------------------
                                        R. Richard Bastian, III
                                        President and Chief Executive Officer

                                        /s/ Todd J. James
                                        ----------------------------------------
                                        Todd J. James
                                        Executive Vice President and
                                        Chief Financial Officer

                                        /s/ Thomas L. Lepinski
                                        ----------------------------------------
                                        Thomas L. Lepinski, CPA
                                        Principal Accounting Officer

                            BLACKHAWK BANCORP, INC.

                               INDEX TO EXHIBITS

                                                            Incorporated                         Filed
Exhibit                                                     Herein By                            Here-
Number    Description                                       Reference To:                        with
-------   -----------                                       -----------------                    -----

2.1       Agreement and Plan of Merger                      Exhibit 2.1 to Form 8-K dated
          By and Among Blackhawk                            March 17, 2003
          Bancorp, Inc. DunC Merger
          Corporation and DunC Corp

2.1       Office Purchase and Assumption                    Exhibit 2.1 to Form 8-K dated
          Agreement By and Between                          June 22, 2004
          Blackhawk State Bank and The
          First National Bank and Trust
          Company of Rochelle dated as of
          June 22, 2004

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