Form 10QSB
period 2004-09-30
BLACKHAWK BANCORP INC
filed 2004-11-15
CIK 857853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                    YES   X                       NO
                         ---                           ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                   OUTSTANDING AT
               CLASS OF COMMON STOCK              OCTOBER 19, 2004
               ---------------------              ----------------
               $.01 PAR VALUE                     2,527,895 SHARES

Transitional Small Business Disclosure Format (Check one):    Yes        No  X
                                                                  ---       ---

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of September 30,
       2004 (unaudited) and December 31, 2003                                4

     Unaudited Consolidated Statements of Income for the
       Three Months Ended September 30, 2004 and 2003                        5

     Unaudited Consolidated Statements of Income for the
       Nine Months Ended September 30, 2004 and 2003                         6

     Unaudited Consolidated Statements of Cash Flows for the
       Nine Months Ended September 30, 2004 and 2003                       7-8

     Notes to Unaudited Consolidated Financial Statements                 9-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
           OF OPERATION                                                  15-28

ITEM 3.  CONTROLS AND PROCEDURES                                            29

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                   29

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND                         29
        USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     29

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
        OF SECURITY HOLDERS                                                 29

ITEM 5. OTHER INFORMATION                                                   29

ITEM 6. EXHIBITS                                                            29

SIGNATURES                                                                  30

INDEX TO EXHIBITS                                                        31-32

EXHIBITS                                                                 33-52

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                    2004                2003
                                                                               -------------        ------------
ASSETS                                                                               (Dollars in thousands)
------
Cash and due from banks                                                           $ 15,020            $ 17,250
Federal funds sold and securities purchased under agreements to resell               4,433               6,120
Interest-bearing deposits in banks                                                   1,825               2,841
Available-for-sale securities                                                      147,015             118,107
Held to maturity securities, at amortized cost                                           -              17,606
Loans, less allowance for loan losses of $2,350 and $3,302
  at September 30, 2004 and December 31, 2003, respectively                        233,049             230,142
Office buildings and equipment, net                                                  9,660               9,981
Intangible assets                                                                    7,057               7,246
Bank-owned life insurance                                                            6,464               6,263
Other assets                                                                         9,398               9,846
                                                                                  --------            --------
     Total Assets                                                                 $433,921            $425,402
                                                                                  --------            --------
                                                                                  --------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
     Noninterest-bearing                                                          $ 55,437            $ 47,999
     Interest-bearing                                                              250,532             275,640
                                                                                  --------            --------
          Total deposits                                                           305,969             323,639
Short-term borrowings                                                               22,550               9,486
Subordinated debentures                                                              7,217               7,217
Long-term borrowings                                                                66,814              55,913
Other liabilities                                                                    4,565               3,384
                                                                                  --------            --------
          Total Liabilities                                                        407,115             399,639
                                                                                  --------            --------

STOCKHOLDERS' EQUITY:
Preferred stock
     1,000,000 shares, $.01 par value per share
     authorized, none issued or outstanding                                              -                   -
Common stock
     10,000,000 shares, $.01 par value per share authorized,
     shares issued and outstanding: 2,527,895 at September 30, 2004, 2,522,995
     at December 31, 2003                                                               25                  25
Surplus                                                                              8,863               8,818
Retained earnings                                                                   16,733              16,092
Accumulated other comprehensive income                                               1,185                 828
                                                                                  --------            --------
     Total Stockholders' Equity                                                     26,806              25,763
                                                                                  --------            --------
     Total Liabilities and Stockholders' Equity                                   $433,921            $425,402
                                                                                  --------            --------
                                                                                  --------            --------

            See Notes to Unaudited Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                    2004                2003
                                                                                    ----                ----
INTEREST INCOME:                                                               (in thousands, except share data)
     Interest and fees on loans                                                     $3,496              $2,993
     Interest and dividends on securities:
          Taxable                                                                    1,103                 745
          Nontaxable                                                                   308                 286
     Interest on federal funds sold and securities purchased under
       agreements to resell                                                             39                   5
     Interest on interest-bearing deposits in banks                                     14                  14
                                                                                    ------              ------
          Total Interest Income                                                      4,960               4,043
                                                                                    ------              ------
INTEREST EXPENSE:
     Interest on deposits                                                            1,069               1,180
     Interest on short-term borrowings                                                 100                  20
     Interest on subordinated debentures                                               106                 104
     Interest on long-term borrowings                                                  594                 549
                                                                                    ------              ------
          Total Interest Expense                                                     1,869               1,853
                                                                                    ------              ------
     Net Interest Income                                                             3,091               2,190
     Provision for loan losses                                                         104                 142
                                                                                    ------              ------
     Net Interest Income After Provision For Loan Losses                             2,987               2,048
                                                                                    ------              ------
NONINTEREST INCOME:
     Service charges on deposits accounts                                              646                 372
     Gain on sale of loans                                                             167                 158
     Securities gains, net                                                               -                  50
     Increase in cash value of bank-owned life insurance                                70                  77
     Other                                                                             284                 172
                                                                                    ------              ------
          Total Noninterest Income                                                   1,167                 829
                                                                                    ------              ------
NONINTEREST EXPENSE
     Salaries and employee benefits                                                  1,824               1,322
     Occupancy                                                                         273                 172
     Equipment                                                                         268                 202
     Data processing services                                                          279                 221
     Advertising and marketing                                                          79                  47
     Amortization of intangibles                                                        95                  79
     Professional fees                                                                 135                  92
     Office Supplies                                                                    64                  69
     Telephone                                                                         100                  79
     Postage                                                                            51                  59
     Transportation                                                                     62                  46
     Other                                                                             322                 281
                                                                                    ------              ------
          Total Noninterest Expense                                                  3,552               2,669
                                                                                    ------              ------
Income Before Income Taxes                                                             602                 208
Income Taxes                                                                           113                 (30)
                                                                                    ------              ------
Net Income                                                                          $  489              $  238
                                                                                    ------              ------
                                                                                    ------              ------
Basic Earnings Per Share                                                            $ 0.19              $ 0.09
                                                                                    ------              ------
                                                                                    ------              ------
Diluted Earnings Per Share                                                          $ 0.19              $ 0.09
                                                                                    ------              ------
                                                                                    ------              ------
Dividends Per Share                                                                 $ 0.09              $ 0.09
                                                                                    ------              ------
                                                                                    ------              ------

           See Notes to Unauditied Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    2004                2003
                                                                                    ----                ----
INTEREST INCOME:                                                           (Dollars in thousands, except share data)
     Interest and fees on loans                                                    $10,508             $ 9,261
     Interest and dividends on securities:
          Taxable                                                                    3,082               2,602
          Nontaxable                                                                   928                 821
     Interest on federal funds sold and securities purchased under
       agreements to resell                                                             70                  54
     Interest on interest-bearing deposits in banks                                     44                  31
                                                                                   -------              ------
          Total Interest Income                                                     14,632              12,769
                                                                                   -------              ------
INTEREST EXPENSE:
     Interest on deposits                                                            3,269               3,676
     Interest on short-term borrowings                                                 152                  96
     Interest on subordinated debentures                                               312                 273
     Interest on long-term borrowings                                                1,715               1,584
                                                                                   -------              ------
          Total Interest Expense                                                     5,448               5,629
                                                                                   -------              ------
     Net Interest Income                                                             9,184               7,140
     Provision for loan losses                                                         311                 508
                                                                                   -------              ------
     Net Interest Income After Provision For Loan Losses                             8,873               6,632
                                                                                   -------              ------
NONINTEREST INCOME:
     Service charges on deposits accounts                                            1,789               1,077
     Gain on sale of loans                                                             522                 459
     Securities gains, net                                                             152                 475
     Increase in cash value of bank-owned life insurance                               210                 230
     Other                                                                             729                 512
                                                                                   -------              ------
          Total Noninterest Income                                                   3,402               2,753
                                                                                   -------              ------
NONINTEREST EXPENSE
     Salaries and employee benefits                                                  5,479               4,140
     Occupancy                                                                         818                 541
     Equipment                                                                         876                 663
     Data processing services                                                          829                 619
     Advertising and marketing                                                         288                 254
     Amortization of intangibles                                                       285                 238
     Professional fees                                                                 379                 393
     Office Supplies                                                                   193                 186
     Telephone                                                                         292                 232
     Postage                                                                           153                 175
     Transportation                                                                    190                 142
     Other                                                                             926                 805
                                                                                   -------              ------
          Total Noninterest Expense                                                 10,708               8,388
                                                                                   -------              ------
Income Before Income Taxes                                                           1,567                 997
Income Taxes                                                                           244                  30
                                                                                   -------              ------
Net Income                                                                         $ 1,323              $  967
                                                                                   -------              ------
                                                                                   -------              ------
Basic Earnings Per Share                                                           $  0.52              $ 0.38
                                                                                   -------              ------
                                                                                   -------              ------
Diluted Earnings Per Share                                                         $  0.52              $ 0.38
                                                                                   -------              ------
                                                                                   -------              ------
Dividends Per Share                                                                $  0.27              $ 0.27
                                                                                   -------              ------
                                                                                   -------              ------

           See Notes to Unauditied Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    2004                2003
                                                                                    ----                ----
                                                                                     (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $  1,323            $    966
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                                   1,022                 931
     Provision for loan losses                                                         311                 508
     Gain on sale of loans                                                            (522)               (459)
     FHLB stock dividends                                                             (248)               (202)
     Amortization of premiums on securities, net                                       810                 744
     Securities gains, net                                                            (152)               (475)
     Decrease in accrued interest receivable                                            15                 201
     Decrease in accrued interest payable                                             (108)                (44)
     (Increase) decrease in other assets                                               347                (503)
     Increase (decrease) in other liabilities                                        1,144                (631)
                                                                                  --------            --------
          Net cash provided by operations before
            loan originations and sales                                              3,942               1,036
     Origination of loans for sale                                                 (35,662)            (24,385)
     Proceeds from sale of loans                                                    36,217              26,550
                                                                                  --------            --------
     Net cash provided by operating activities                                       4,497               3,201
                                                                                  --------            --------

CASH FLOWS FROM INVESTING ACTIVITES:
     Net decrease in interest-bearing deposits in banks                              1,016               6,184
     Net decrease in federal funds sold and securities
       purchased under agreements to resell                                          1,687              13,120
     Proceeds from sales of available-for-sale securities                           25,274              33,631
     Proceeds from maturities and calls of available-for-sale securities            24,181              34,096
     Proceeds from maturities and calls of held-to-maturitiy securities              1,187               4,553
     Purchase of available-for-sale securities                                     (62,155)            (82,773)
     Purchase of held to maturity securities                                             -                (284)
     Net (increase) decrease in loans                                               (4,709)            (11,481)
     Net cash used in acquisition                                                        -              (4,533)
     Proceeds from the sale of office buildings, equipment, and
       other real estate owned                                                       1,431                 369
     Purchase of office buildings and equipment, net                                  (540)               (910)
                                                                                  --------            --------
     Net cash used in investing activities                                         (12,628)             (8,028)
                                                                                  --------            --------

                                  (Continued)

            See Notes to Unaudited Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    2004                2003
                                                                                    ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in deposits                                                     $(17,463)           $(10,141)
     Dividends paid                                                                   (682)               (679)
     Proceeds from long-term borrowings                                             17,000              15,500
     Payments on long-term borrowings                                               (6,056)               (300)
     Net increase (decrease) in short-term borrowings                               13,064               5,030
     Proceeds from exercise of stock options                                            38                  97
                                                                                  --------            --------
     Net cash provided by financing activities                                       5,901               9,507
                                                                                  --------            --------
     Net (decrease) increase in cash and due from banks                             (2,230)              4,680

CASH AND DUE FROM BANKS:
     Beginning                                                                      17,250              12,572
                                                                                  --------            --------

     Ending                                                                       $ 15,020            $ 17,252
                                                                                  --------            --------
                                                                                  --------            --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
     Interest                                                                     $  5,806            $  5,688
     Income taxes                                                                 $    (50)           $    (21)

SUPPLEMENTAL SCHEDULES OF NON-CASH INVESTING ACTIVITIES:
Change in accumulated other comprehensive income:
     Unrealized gains (losses) on available-for-sale securities, net              $    375            $   (581)
     Unrealized gains (losses) on interest rate swap contract, net                $    (18)           $    214
Other assets acquired in settlement of loans                                      $  1,339            $    273

            See Notes to Unaudited Consolidated Financial Statements

                     BLACKHAWK BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

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

          In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

          The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The more significant policies used by the Company in preparing and presenting its financial statements are stated in the Company's 2003 Form 10-KSB. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements.

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

Note 2.   General:

          Stock-Based Compensation Plan:

          The Company's stock-based director, key officer and employee compensation plans expired on December 31, 2003. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The table on the following page illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The pro-forma compensation expense is recognized over the three year option vesting period.

(Dollars in thousands, except per share data)                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                                     2004                2003
                                                                                     ----                ----
Net income, as reported                                                              $ 490               $ 238
Deduct total stock-based employee and director compensation
  expense determined under fair value based method for all awards,
  net of related tax effects                                                           (17)                (29)
                                                                                     -----               -----

PRO FORMA NET INCOME                                                                 $ 473               $ 209
                                                                                     -----               -----
                                                                                     -----               -----

Earnings per share:
     Basic:
          As reported                                                                $0.19               $0.09
          Pro forma                                                                   0.19                0.08

     Diluted:
          As reported                                                                 0.19                0.09
          Pro forma                                                                   0.19                0.08

(Dollars in thousands, except per share data)                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    2004                 2003
                                                                                    ----                 ----
Net income, as reported                                                             $1,323               $ 966

Deduct total stock-based employee and director compensation
  expense determined under fair value based method for all awards,
  net of related tax effects                                                           (52)                (71)
                                                                                    ------               -----

Pro forma net income                                                                $1,271               $ 895
                                                                                    ------               -----
                                                                                    ------               -----

Earnings per share:
     Basic:
          As reported                                                                $0.52               $0.38
          Pro forma                                                                   0.50                0.36

     Diluted:
          As reported                                                                 0.52                0.38
          Pro forma                                                                   0.50                0.35

          In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 3% and 4%; expected price volatility of 23% and 25%; risk-free interest rates of 3% and 4%; and expected lives of 7 years and 10 years, respectively.

Note 3.   Allowance for Loan Losses

          A summary of transactions in the allowance for loan losses is as follows:

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                  (Dollars in thousands)
                                                    2004           2003
                                                    ----           ----

          Balance at beginning of period           $2,508         $2,342
          Reserve acquired in merger                   --            889
          Provision charged to expense                104            142
          Loans charged off                           299            105
          Recoveries                                   37             37
                                                   ------         ------
          Balance at end of period                 $2,350         $3,305
                                                   ------         ------
                                                   ------         ------

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                  (Dollars in thousands)
                                                    2004           2003
                                                    ----           ----

          Balance at beginning of period           $3,305         $2,079
          Reserve acquired in merger                   --            889
          Provision charged to expense                311            508
          Loans charged off                         1,400            353
          Recoveries                                  134            182
                                                   ------         ------
          Balance at end of period                 $2,350         $3,305
                                                   ------         ------
                                                   ------         ------

Note 4.   Earnings Per Share

          Presented below are the calculations for basic and diluted earnings per share:

                                                                     Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
                                                                    2004            2003            2004            2003
                                                                    ----            ----            ----            ----
          Basic:
          Net income available to common stockholders            $  490,000      $  238,000      $1,323,000      $  966,000
                                                                 ----------      ----------      ----------      ----------
                                                                 ----------      ----------      ----------      ----------
          Weighted average shares outstanding                     2,526,297       2,520,443       2,525,640       2,517,250
                                                                 ----------      ----------      ----------      ----------
                                                                 ----------      ----------      ----------      ----------
          Basic earnings per share                               $     0.19      $     0.09      $     0.52      $     0.38
                                                                 ----------      ----------      ----------      ----------
                                                                 ----------      ----------      ----------      ----------

          Diluted:
          Net income available to common stockholders            $  490,000      $  238,000      $1,323,000      $  966,000
                                                                 ----------      ----------      ----------      ----------
                                                                 ----------      ----------      ----------      ----------
          Weighted average shares outstanding                     2,526,297       2,520,443       2,525,640       2,517,250
          Effect of dilutive stock options outstanding               26,515          14,126          26,515          14,126
                                                                 ----------      ----------      ----------      ----------
          Diluted weighted average shares outstanding             2,552,812       2,534,569       2,552,155       2,531,376
                                                                 ----------      ----------      ----------      ----------
                                                                 ----------      ----------      ----------      ----------
          Diluted earnings per share                             $     0.19      $     0.09      $     0.52      $     0.38
                                                                 ----------      ----------      ----------      ----------
                                                                 ----------      ----------      ----------      ----------

Note 5.   Derivative Instruments

          During June 2003, the Company entered into an interest rate swap transaction, which resulted in the Company converting $7,000,000 of its $7,217,000 of variable rate subordinated debentures into fixed rate debt. This swap transaction requires the payment of interest by the Company at a fixed rate equal to 2.47% using an actual/360 day basis. In turn, the Company receives a variable rate interest payment based on the 90 day LIBOR rate adjusted quarterly.

          Summary information about the interest rate swap at September 30 is as follows:

                                                         2004             2003
                                                         ----             ----
               Notional amount                         $7,000           $7,000
               Weighted average fixed rate              2.51%            2.51%
               Weighted average variable rate           1.98%            1.16%
               Weighted average maturity           3.25 years       4.25 years
               Fair value                                $187             $325

Note 6.   Acquisitions

          As more fully described in Item 2 of Part I of this report under the caption "Acquisition or Disposition of Assets", the Company acquired DunC Corp. on September 30, 2003 in a transaction accounted for as a purchase. The assets and liabilities of DunC Corp., valued at fair market value, on the date of acquisition are included in the Company's unaudited consolidated balance sheets at September 30, 2003 and at December 31, 2003. The results of operations have been included in the unaudited consolidated statements of income for the three and nine months ended September 30, 2004 and affect the comparability to 2003 results.

Note 7.   Sale of Branches

          As more fully described in Item 2 of Part I of this report under the caption "Acquisition or Disposition of Assets", on October 8, 2004, the Company's subsidiary, Blackhawk State Bank, completed the sale of its branches located in the Illinois communities of Rochelle and Oregon, as outlined in the definitive agreement incorporated herein by reference to exhibit 2.1 to Form 8-K dated March 17, 2004. The Company will recognize a $1,803,000 gain in the fourth quarter of 2004 due to the sale of these branches. The sale included deposits of $33,574,000 and certain fixed assets. The sale did not include loans of either branch, or the real estate associated with the Rochelle branch. In accordance with generally accepted accounting principles, the assets and liabilities of these two branches and their results of operations and cash flows have been included in the Company's unaudited consolidated financial statements for all periods presented.

Note 8.   Recent Accounting Developments

          FIN No. 46 Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).--FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of the voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after March 15, 2004.

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

          In March 2004, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft, Share-Base Payment - an amendment of Statements No. 123 and 95. This Statement amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, SFAS Statement No. 95, Statement of Cash Flows, and APB Opinion No. 125, Accounting for Stock Issued to Employees. The objective of the amendment to SFAS No. 123 is to recognize in the financial statements the cost of employee services received in exchange for equity instruments and liabilities incurred as the result of such transactions. The grant-date fair value of stock options would be determined using an option-pricing model, and expense would be recognized over the vesting period. In October 2004, the FASB postponed the effective date of the proposed standard from fiscal years beginning after December 15, 2004 to periods beginning after June 15, 2005. The FASB is expected to issue a final standard by the end of calendar 2004. Management is reviewing the proposed standard to determine the impact on the financial statements.

Note 9.   Recent Regulatory Developments

          The Sarbanes-Oxley Act of 2002 (the "Act") impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. The requirements of Section 404 of the Act would become effective for the Company for the year ended December 31, 2005. Section 404 requires an evaluation of and report on the Company's internal control environment and an auditors' opinion on managements' evaluation of internal control. However, as more fully described in Item 2 of Part I of this report, under the caption of "Proposed Going Private Transaction", on October 22, 2004 the Company announced a plan to suspend its obligation to file reports with the Securities and Exchange Commission, by means of a 1-for-1,000 reverse stock split of the Company's common stock, followed immediately by a 1,000-for-1 forward split.

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

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               PLAN OF OPERATION

The purpose of this management's discussion and analysis is to provide relevant information regarding the Company's financial condition and its results of operations. The information included herein should be read in conjunction with the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2003.

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. These statements are based upon beliefs and assumptions of the Company's management and on information currently available to such management. The use of the words "believe", "expect", "anticipate", "plan", "estimate", "may", "will" or similar expressions are forward-looking statements.

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors
- many of which are beyond the ability of the Company to control or predict - could cause actual results to differ materially from those described in the forward-looking statements. Factors which could cause such a variance to occur include, but are not limited to: heightened competition; adverse state and federal regulation; failure to obtain new or retain existing customers; ability to attract and retain key executives and personnel; changes in interest rates; unanticipated changes in industry trends; unanticipated changes in credit quality and risk factors, including general economic conditions; terrorist attacks which could disrupt the financial markets or harm the economy; success in gaining regulatory approvals when required; changes in the Federal Reserve Board monetary policies; unexpected outcomes of new and existing litigation in which the Company or its subsidiaries, officers, directors or employees is named defendants; technological changes; changes in accounting principles generally accepted in the United States; changes in assumptions or conditions affecting the application of critical accounting policies; and the inability of third party vendors to perform critical services for the Company or its customers.

The Company does not undertake, and specifically declines any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                       PROPOSED GOING PRIVATE TRANSACTION

On October 22, 2004, the Company's board of directors announced a plan to suspend its obligation to file reports with the Securities and Exchange Commission, by means of a 1-for-1,000 reverse split of the Company's common stock, followed immediately by a 1,000-for-1 forward split. The effect of this transaction would be to reduce the number of shareholders of record to less than 300, thereby the Company's obligation to file reports with the SEC. Shareholders with less than 1,000 shares of common stock, held of record in their name, immediately before the split will receive a cash payment equal to $15.25 per pre-split share. Shareholders with 1,000 or more shares of record in their name immediately before the split will continue to hold the same number of shares after completion of the split transaction. The proposed transaction is subject to shareholder approval.

                      ACQUISITION OR DISPOSITION OF ASSETS

Acquisition. On September 30, 2003, the Company acquired DunC Corp. and its wholly owned subsidiary, First Bank, bc, an Illinois state bank for cash in the aggregate amount of $7,223,000, which was paid to former DunC Corp. shareholders.

The Company and the Bank were the surviving entities, in a series of mergers, and DunC Corp. and First Bank ceased to exist.

The merger consideration was funded through a term loan for $7,500,000, which matures on September 26, 2008.

In accordance with the requirements of purchase accounting, the operations of the acquired companies have been included with the operations of the Company since the date of acquisition. Because of the relative size of the Company and DunC Corp., the acquisition has had a significant effect on both the operations and balance sheets of the Company, and significantly affects comparisons between 2003 and 2004. In addition, as part of that acquisition, the Company committed to its regulators to maintain the Bank's Tier 1 leverage capital at not less than 7% for three years.

The following provides certain summary financial information about the financial condition of DunC Corp. and the assets and liabilities acquired in the acquisition, and DunC Corp.' s operations, prior to the acquisition to illustrate their impact upon the Company:

          Balance Sheet
          -------------
          (Dollars in thousands)
          ----------------------
                                                 At September 30, 2003
                                                 ---------------------
          Loans                                         $46,781
          Allowance for loan losses                        (889)
          Fed funds & short term investments              9,572
          Investment securities                          11,104
          Total assets                                   77,726
          Deposits                                       64,237
          Borrowings                                      3,631

          Income Statement
          ----------------
          (Dollars in thousands)
          ----------------------          Nine Months Ended      Year Ended
                                         September 30, 2003   December 31, 2002
                                         ------------------   -----------------
          Total interest income                $3,645              $4,602
          Total interest expense                  850               1,453
                                               ------              ------
          Net interest income                   2,795               3,149
          Provision for loan losses               200                 628
          Noninterest income                    1,819               2,497
          Noninterest expenses                  4,701               4,208
                                               ------              ------
          Income (loss) before income taxes      (287)                810

On September 30, 2003, the acquisition date, the First Bank branch located at 417 Ware Avenue, Rockford, Illinois was closed with its accounts being consolidated into the Bank's Rockford office located at 2475 North Perryville Road. On January 31, 2004, the Bank closed its branch office located at 1021 North State Street, Belvidere, Illinois and consolidated the accounts into the office located at 2141 North State Street, Belvidere, Illinois, which is a former First Bank branch obtained in the acquisition.

Branch Sale. On October 8, 2004, the Bank completed the sale of its Rochelle and Oregon, Illinois branches to The First National Bank and Trust Company of Rochelle, Illinois (referred to as the "purchaser").

The purchaser assumed $33,574,000 in deposits associated with these two locations and acquired $744,000 in assets, including certain real estate and cash associated with the branches. The Bank paid the purchaser cash equal to the net liabilities assumed by the purchaser, less a premium equal to 6.77% of core deposit liabilities. The Bank retained the loans of these two branches, and the real estate related to the Rochelle branch.

The Bank funded the sale of the branches by issuing brokered certificates of deposit, obtaining Federal Home Loan Bank advances and other short-term borrowings, and liquidating investment securities. A gain of $1,803,000 will be recognized by the Bank in the fourth quarter of 2004, as a result of the branch sale transaction.

                             RESULTS OF OPERATIONS

The Company reported net income of $490,000 for the three months ended September 30, 2004, an increase of $252,000 or 106% from the $238,000 reported for the same three month period in 2003. Net income for the nine month period ended September 30, 2004 was $1,323,000, an increase of $356,000, or 37% from the $967,000 reported for the same period in 2003.

Diluted earnings per share were $0.19 and $0.52 for the three and nine months ended September 30, 2004, respectively, compared to $0.09 and $0.38 for the same periods in 2003. This represents an increase of 111% and 37% for the three month and nine month periods, respectively.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the primary source of the Company's earnings. All discussions of interest income amounts and rates are on a tax-equivalent basis, which accounts for income earned on loans and securities that are not fully subject to income taxes as if they were fully subject to income taxes. The following table sets forth the Company's consolidated average balances of assets, liabilities and stockholders' equity, interest income and expense on related items, and the Company's average rate for the three and nine month periods ended September 30, 2004 and 2003.
The tax-equivalent yield calculations assume a Federal tax rate of 34%.

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES               (DOLLARS IN THOUSANDS)

(yields on a tax-equivalent basis)          Three Months ended September 30, 2004        Three Months ended September 30, 2003
                                            -------------------------------------        -------------------------------------
                                          Average                          Average     Average                          Average
                                          Balance        Interest           Rate       Balance        Interest           Rate
                                          -------        --------          -------     -------        --------          -------
INTEREST EARNING ASSETS:
Interest-bearing deposits in banks        $  2,309        $    14           2.46%      $  2,563        $    14           2.17%
Federal funds sold & securities
  purchased under agreements to
  resell                                     7,763             39           1.99%         2,151              5           0.92%
Investment securities:
   Taxable investment securities           117,558          1,103           3.73%        93,369            745           3.17%
   Tax-exempt investment securities         32,315            467           5.75%        29,585            434           5.82%
                                          --------        -------           -----      --------        -------           -----
       Total Investment securities         149,873          1,570           4.17%       122,954          1,179           3.80%
Loans                                      232,671          3,496           5.98%       193,267          2,993           6.14%
                                          --------        -------           -----      --------        -------           -----

TOTAL EARNING ASSETS                      $392,616        $ 5,119           5.19%      $320,935        $ 4,191           5.18%
                                                          -------           -----                      -------           -----
Allowance for loan losses                   (2,475)                                      (2,412)
Cash and due from banks                     13,333                                       11,316
Other Assets                                26,899                                       20,394
                                          --------                                     --------
TOTAL ASSETS                              $430,373                                     $350,233
                                          --------                                     --------
                                          --------                                     --------

INTEREST BEARING LIABILITIES:
Interest bearing checking accounts        $ 44,867        $    60           0.54%      $ 19,489        $    61           1.25%
Savings and money market deposits           82,274            170           0.82%        55,021             93           0.67%
Time deposits                              129,783            839           2.57%       148,093          1,025           2.75%
                                          --------        -------           -----      --------        -------           -----
   Total interest bearing deposits         256,924          1,069           1.66%       222,603          1,180           2.10%
Short-term borrowings                       28,007            100           1.42%        11,254             20           0.71%
Subordinated debentures                      7,217            106           5.84%         7,217            104           5.72%
Long-term borrowings                        59,860            594           3.95%        48,428            549           4.50%
                                          --------        -------           -----      --------        -------           -----

TOTAL INTEREST-BEARING LIABILITIES        $352,008        $ 1,869           2.11%      $289,502        $ 1,853           2.54%
                                                          -------           -----                      -------           -----
INTEREST RATE SPREAD                                                        3.07%                                        2.64%
                                                                            -----                                        -----
                                                                            -----                                        -----

Noninterest checking accounts               49,981                                       33,149
Other liabilities                            2,425                                        1,823
                                          --------                                     --------
Total liabilities                          404,414                                      324,474
Stockholders' equity                        25,959                                       25,759
                                          --------                                     --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $430,373                                     $350,233
                                          --------                                     --------
                                          --------                                     --------

NET INTEREST INCOME/MARGIN                                $ 3,250           3.29%                      $ 2,338           2.89%
                                                          -------           -----                      -------           -----

AVERAGE BALANCE SHEET WITH RESULTANT INTEREST AND RATES                      (DOLLARS IN THOUSANDS)

(yields on a tax-equivalent basis)          Nine Months ended September 30, 2004         Nine Months ended September 30, 2003
                                            ------------------------------------         ------------------------------------
                                          Average                          Average     Average                          Average
                                          Balance        Interest           Rate       Balance        Interest           Rate
                                          -------        --------          -------     -------        --------          -------
INTEREST EARNING ASSETS:
Interest-bearing deposits in banks        $  2,515        $    44           2.31%      $  2,040        $    54           3.54%
Federal funds sold & securities
  purchased under agreements to
  resell                                     5,603             70           1.67%         4,088             31           1.01%
Investment securities:
   Taxable investment securities           107,601          3,082           3.83%        93,560          2,602           3.72%
   Tax-exempt investment securities         32,287          1,406           5.82%        27,307          1,242           6.08%
                                          --------        -------           -----      --------        -------           -----
       Total Investment securities         139,888          4,488           4.29%       120,867          3,844           4.25%
Loans                                      236,145         10,508           5.94%       186,433          9,262           6.64%
                                          --------        -------           -----      --------        -------           -----

TOTAL EARNING ASSETS                      $384,151        $15,110           5.25%      $313,428        $13,191           5.63%
                                                          -------           -----                      -------           -----
Allowance for loan losses                   (2,948)                                      (2,279)
Cash and due from banks                     13,440                                       11,014
Other Assets                                27,152                                       20,119
                                          --------                                     --------
TOTAL ASSETS                              $421,795                                     $342,282
                                          --------                                     --------
                                          --------                                     --------

INTEREST BEARING LIABILITIES:
Interest bearing checking accounts        $ 46,152        $   185           0.54%      $ 37,832        $   225           0.80%
Savings and money market deposits           80,582            477           0.79%        54,030            305           0.75%
Time deposits                              134,592          2,607           2.59%       126,071          3,146           3.34%
                                          --------        -------           -----      --------        -------           -----
   Total interest bearing deposits         261,326          3,269           1.67%       217,933          3,676           2.26%
Short-term borrowings                       17,990            152           1.13%        12,384             96           1.04%
Subordinated debentures                      7,217            312           5.78%         7,217            272           5.04%
Long-term borrowings                        57,915          1,715           3.95%        44,461          1,584           4.76%
                                          --------        -------           -----      --------        -------           -----

TOTAL INTEREST-BEARING LIABILITIES        $344,448        $ 5,448           2.11%      $281,995        $ 5,628           2.67%
                                                          -------           -----                      -------           -----

INTEREST RATE SPREAD                                                        3.14%                                        2.96%
                                                                            -----                                        -----
                                                                            -----                                        -----

Noninterest checking accounts               48,885                                       32,496
Other liabilities                            2,580                                        1,972
                                          --------                                     --------
Total liabilities                          395,913                                      316,463
Stockholders' equity                        25,882                                       25,819
                                          --------                                     --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $421,795                                     $342,282
                                          --------                                     --------
                                          --------                                     --------

NET INTEREST INCOME/MARGIN                                $ 9,662           3.36%                      $ 7,563           3.23%
                                                          -------           -----                      -------           -----

Net interest income increased by $912,000, or 39%, to $3,250,000 for the quarter ended September 30, 2004, compared to $2,338,000 for the comparable period in 2003. On a year to date basis, net interest income increased by $2,099,000, or 28%, to $9,662,000 compared to $7,563,000 for the first nine months of 2003.
The increase in net interest income was primarily due to the DunC Corp. acquisition, which added $69,300,000 of earning assets and $54,000,000 of interest bearing liabilities at the acquisition date of September 30, 2003.

The net interest margin, which is the tax equivalent net interest income divided by average interest earning assets, increased 40 basis points to 3.29% for the three months ended September 30, 2004 compared to 2.89% for the third quarter of 2003. The increase in the third quarter net interest margin compared to 2003 reflected the Company's ability to slightly increase its yield on earning assets to 5.19% compared to 5.18% the year before, while lowering the cost of interest bearing liabilities by 43 basis points to 2.11% compared to 2.54% the year before. The Company maintained the yield on earning assets due to improvements in the yield on taxable investment securities to 3.73% for the third quarter compared to 3.17% the year before, offsetting the 16 basis point decrease in the yield on average loans to 5.98% compared to 6.14% the year before. During the third quarter of 2003 the yield on taxable investment securities suffered due to accelerated prepayments on mortgage-backed securities. For the nine months ended September 30, 2004, the net interest margin increased 13 basis points to 3.36% compared to 3.23% for the same period in 2003.

For the three months ended September 30, 2004, total interest income increased by $928,000, or 22%, to $5,119,000 compared to $4,191,000 for the same period in 2003. The increase in interest income was primarily due to a $71,681,000, or 22%, increase in average earning assets, including $69,300,000 of earning assets acquired in the DunC Corp. acquisition. The average balance sheets, with resultant interest and rates for the three and nine month periods ended September 30, 2004, included the assets obtained in the DunC Corp. acquisition, but the same periods ended in 2003 did not. The acquisition was completed on September 30, 2003 and the assets were included in the Company's balance sheet on that date and thereafter. Earning assets for the third quarter of 2004, excluding those obtained in the DunC Corp. acquisition, increased $2,381,000 or 0.7%, from the same quarter in 2003.

For the nine months ended September 30, 2004, total interest income increased by $1,919,000, or 15%, to $15,110,000 compared to $13,191,000 for the same period in 2003. The increase in interest income was due to a $70,723,000, or 23%, increase in average earning assets, offset by a 38 basis point decrease in the yield on average earning assets to 5.25% compared to 5.63% for the same period in 2003. Earning assets for the nine months ended September 30, 2004, not including the assets obtained in the DunC Corp. acquisition, increased $1,423,000 or 0.5%.

Interest and fees on loans increased 17% to $3,496,000 for the three months ended September 30, 2004 compared to $2,993,000 for the same period of 2003. This increase was the result of a $39,404,000 or 20% increase in average loans outstanding offset by a 16 basis point decrease in yield on the portfolio. Interest and fees on loans increased 13% to $10,508,000 for the nine months ended September 30, 2004 compared to $9,262,000 in the same period of 2003. This increase was the result of a $49,712,000 or 27% increase in average loans outstanding and a 70 basis point decrease in yield on the portfolio. The Company acquired $46,781,000 of gross loans at September 30, 2003 in connection with the DunC Corp. acquisition. Excluding the loans obtained in the DunC Corp. acquisition, average total loans decreased $7,377,000 or 3.8% for the three months ended September 30, 2004 and increased $2,931,000 or 1.6% for the nine months ended September 30. 2004. The lower yield on average loans reflected continued asset re-pricing in the current historically low interest rate environment. Management expects recent monetary policy decisions by the Federal Reserve Bank to increase managed interest rates by 100 basis points, including a 25 basis point increase announced on November 10, 2004, to have a positive effect on loan yields.

Interest income on taxable securities increased by $358,000 or 48% in the third quarter of 2004 to $1,103,000 compared to $745,000 for the same period in 2003. Average balances of taxable investment securities increased 26% to $117,558,000 for the quarter ended September 30, 2004 compared to $93,369,000 for the same period in the prior year. The yield on average taxable investment securities increased 56 basis points to 3.73% for the third quarter of 2004 compared to 3.17% for the third quarter of 2003. The yield on taxable investment securities was lower in the third quarter of 2003 due to accelerated premium amortization on mortgage-backed securities, which was caused by historically high prepayment speeds on the underlying mortgage loans. Tax exempt investment securities increased $2,730,000, or 9% to an average balance of $32,315,000 for the three months ended September 30, 2004 compared to $29,585,000 for the same period in 2003. Interest income on tax exempt securities increased $33,000 or 8% to $467,000 for the third quarter of 2004 compared to $434,000 for the third quarter of 2003. Excluding the $8,800,000 and $2,300,000 of taxable and tax exempt securities, respectively, acquired in the DunC Corp. acquisition, average taxable investment securities increased $15,389,000, or 17%, and tax exempt securities increased $430,000, or 1.5%.

Interest income on taxable securities increased by $480,000, or 18%, in the first nine months of 2004 to $3,082,000 from $2,602,000 for the same period in 2003. Average balances of taxable investment securities increased 15% to $107,601,000 for the nine months ended September 30, 2004 compared to $93,560,000 for the same period in the prior year. The increase in average balances outstanding was augmented by an increase of 11 basis points in average yield to 3.83% for the first nine months of 2004 compared to 3.72% for the first nine months of 2003. Interest income on tax-exempt securities for the nine months ended September 30, 2004 increased $164,000, or 13.2%, to $1,406,000 compared to $1,242,000. The increase was due to a $4,980,000, or 18.3% increase in the average balance of tax exempt securities to $32,287,000 for the nine months ended September 30, 2004 compared to $27,307,000 for the same period in 2003. This increase was offset by a 26 basis point decrease in the tax equivalent yield to 5.82% for the nine months ended September 30, 2004 compared to 6.08% for the same period a year ago. Excluding the securities acquired in the DunC Corp. acquisition, taxable investment securities increased $5,241,000 or 5.6% and tax exempt investment securities increased $2,680,000 or 9.8%, for the nine months ended September 30, 2004.

Interest from Federal funds sold and securities purchased under agreements to resell increased to $39,000 for the three month period ended September 30, 2004, compared to $5,000 during the same period in 2003. The average balance of Federal funds sold and securities purchased under agreements to resell increased by $5,612,000 or 261% to $7,763,000 for the three months ended September 30, 2004. Interest from Federal funds sold and securities purchased under agreements to resell increased to $70,000 for the nine month period ended September 30, 2004, compared to $31,000 during the same period in 2003. The average balance of Federal funds sold and securities purchased under agreements to resell increased by $1,515,000 or 37% to $5,603,000 for the nine months ended September 30, 2004. The short term investments that were accumulated in the third quarter of 2004 were used to fund the sale of the Bank's Oregon and Rochelle branches, which was completed on October 8, 2004.

Total interest expense increased by $16,000, or 0.9%, to $1,869,000 for the three months ended September 30, 2004 compared to $1,853,000 for the same period in 2003. For the nine months ended September 30, 2004, total interest expense decreased by $180,000, or 3%, to $5,448,000 compared to $5,628,000 for the same period in 2003. The decrease in total interest expense was due to continued re-pricing of deposit liabilities in a historically low interest rate environment, which resulted in a 43 basis point decrease in the rate on interest bearing liabilities to 2.11% for the third quarter of 2004 compared to 2.54% for the same quarter last year. For the nine months ended September 30, 2004, the rate paid on average interest bearing liabilities decreased 56 basis points to 2.11% compared to 2.67% for the same period in 2003. The DunC Corp. acquisition increased interest bearing liabilities by $54,000,000 at the acquisition date. Excluding $54,000,000 of interest bearing liabilities acquired in the DunC Corp. acquisition, average interest bearing liabilities increased by $8,506,000 or 2.9% and $8,454,000 or 3.0% for the three and nine month periods ended September 30, 2004, compared to the same periods a year ago.

While interest paid on deposits decreased $111,000, or 9% to $1,069,000 during the three months ended September 30, 2004 compared to $1,180,000 for the same period in 2003, average interest bearing deposits increased $34,321,000, or 15% quarter over quarter. Year to date interest paid on deposits decreased $407,000, or 11% to $3,269,000 compared to $3,676,000 for the same period in 2003 while average total interest bearing deposits increased by $43,393,000, or 20%. The rate on average interest bearing deposits decreased by 44 and 59 basis points to 1.66% and 1.67% for the respective three and nine month periods ended September 30, 2004 compared to the same periods a year ago. The decrease in the rates paid on average interest bearing deposits reflected the Company's strategy to attract nonmaturity deposits such as checking, savings and money market accounts rather than higher cost certificates of deposit. The DunC Corp. acquisition added $50,300,000 in interest bearing deposits as of September 30, 2003. Excluding the interest bearing deposits obtained in the acquisition, average interest bearing deposits decreased $15,979,000, or 7.2%, for the three months ended September 30, 2004, and $6,907,000, or 3%, for the nine months ended September 30, 2004.

Interest on short-term borrowings increased $80,000 to $100,000 for the three months ended September 30, 2004 compared to $20,000 for the same period in 2003. This increase was the result of a $16,753,000 increase in average short-term borrowings to $28,007,000 for the three months ended September 30, 2004 compared to $11,254,000 for the same period in 2003. The increase was due to excess liquidity being maintained to help fund the sale of the Oregon and Rochelle branches, which was completed after the end of the third quarter on October 8, 2004. For the nine months ended September 30, 2004, interest on short-term borrowings increased $56,000 to $152,000 compared to $96,000 for the same period in 2003. This increase was the result of a $5,606,000 or 45% increase in average short-term borrowings to $17,990,000 for the nine months ended September 30, 2004 compared to $12,384,000 for the same period in 2003.

Interest expense on subordinated debentures increased by $2,000 to $106,000 for the third quarter of 2004 compared to $104,000 in the third quarter of 2003 and by $40,000 to $312,000 for the nine months ended September 30, 2004 compared to $272,000 for the same period in 2003. The year to date increase was due to the interest rate swap transaction that was entered into on June 26, 2003. The swap transaction effectively converted $7,000,000 of the $7,217,000 debenture from a variable rate of 325 basis points plus the 90 day LIBOR rate, to a fixed rate of 5.72%. This increased the effective interest rate on the debenture, but reduced the Company's exposure to increasing interest rates.

Interest expense on long-term borrowings increased $45,000 and $131,000 to $594,000 and $1,715,000 for the three and nine month periods ended September 30, 2004 compared to $549,000 and $1,584,000 for the same periods in 2003. The average balance outstanding increased $11,432,000 or 24% for the three months ended September 30, 2004 and $13,454,000 or 30% for the nine months ended September 30, 2004. The increase in the average balance of long-term borrowings outstanding reflected the $7,500,000 in bank debt issued to finance the DunC Corp. acquisition and additional Federal Home Loan Bank borrowings in 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses (provision) is an amount added to the allowance for loan losses (allowance) to provide for the known and estimated amount of loans that will not be collected. Actual loan losses are charged against the allowance when management believes that the collection of principal will not occur. Subsequent recoveries of amounts previously charged to the allowance, if any, are credited to increase the allowance. Management determines the appropriate provision based upon a number of criteria, including a detailed evaluation of certain credits, historical performance, economic conditions and overall quality of the loan portfolio.

The provision was $104,000 in the third quarter of 2004, a decrease of $38,000 or 27% from the $142,000 in the third quarter of 2003. For the first nine months of 2004, the provision was $311,000 compared to $508,000 during the same time period a year ago.

Activity in the allowance for loan losses is detailed in Note 2 to the unaudited consolidated financial statements. Charge-offs, net of recoveries for the third quarter of 2004 totaled $262,000 compared to $68,000 for the third quarter of 2003. Year to date net charge-offs increased $1,092,000 to $1,263,000 compared to $171,000 for the first nine months of 2003. A significant portion of this increase during 2004 related to loans obtained in the DunC Corp. acquisition, which had already been provided for in the reserve obtained as part of the acquisition. The year to date charge-offs included $788,000 on three commercial and commercial real estate loans. These loans were identified as impaired at December 31, 2003, with $570,000 specifically allocated in the allowance for loan losses. The charge-offs related to these loans resulted in a decrease in the allowance to total loans to 1.07% at September 30, 2004 compared to 1.35% at September 30, 2003 and 1.41% at December 31, 2003.

NONINTEREST INCOME

Total noninterest income increased $338,000, or 41%, to $1,167,000 for the three months ended September 30, 2004 compared to $829,000 for the same period in 2003. Year to date total noninterest income increased $649,000, or 24%, to $3,402,000 compared to $2,753,000 for the same period in 2003.

Service charges on deposit accounts increased $274,000, or 73.7% to $646,000 for the quarter ended September 30, 2004 compared to $372,000 for the third quarter of 2003, and increased $712,000, or 66.1%, to $1,789,000 for the nine months ended September 30, 2004 compared to the same period in 2003. These increases were due to the accounts obtained in the DunC Corp. acquisition, increased focus on attracting and retaining transaction accounts and the introduction of an overdraft privilege program in the second quarter of 2004.

Gains on the sales of mortgage loans increased $9,000, or 6%, to $167,000 for the third quarter of 2004 compared to the $158,000 of gains recognized during the third quarter of 2003. In the third quarter of 2004, loans totaling $11,711,000 were sold to the secondary market compared to $9,842,000 for the same period in 2003. Year to date gains on sales of mortgage loans increased $63,000, or 14%, to $522,000 compared to $459,000 for the same period in 2003.
The average gain in 2004 was 1.4% on $36,217,000 in loans sold to the secondary market compared to an average gain of 1.7% on the $26,550,000 of loans sold in the same period in 2003. Mortgage origination volume is highly dependent on the interest rate environment. If we enter a period of increasing interest rates, mortgage volume could slow as it becomes less economical for consumers to refinance mortgages.

The Company did not recognize any securities gains in the third quarter of 2004 compared to $50,000 in the third quarter of 2003. Year to date, the Company has realized $152,000 in securities gains, a $323,000 or 68% decrease compared to the $475,000 in gains realized for the nine months ended September 30, 2003. Securities are sold from time to time to reposition the portfolio into investments that offer better risk/reward characteristics under a number of potential future interest rate scenarios. Securities are also sold from time to time to meet the liquidity needs of the Company.

Other noninterest income increased $112,000, or 65%, to $284,000 for the quarter ended September 30, 2004 compared to $172,000 for the third quarter of 2003. Year to date other noninterest income increased by $216,000 or 42% to $728,000 for the nine months ended September 30, 2004 from $512,000 for the nine months ended September 30, 2003. These increases included increased interchange, ATM and debit card income as a result of an increase in the number of accounts and cardholders from the DunC Corp. acquisition, fee increases and increased utilization by existing customers.

NONINTEREST EXPENSE

Total noninterest expense increased $883,000, or 33%, to $3,552,000 for the three months ended September 30, 2004 compared to $2,669,000 for the same period in 2003. Year to date noninterest expense increased by $2,320,000, or 28% to $10,708,000 for the nine months ended September 30, 2004 compared to $8,388,000 for the nine months ended September 30, 2003. The increases reflect increased costs in 2004 as a result of the DunC Corp. acquisition offset by the benefits of reducing or eliminating duplicative expenses between DunC Corp. and the Company.

Salaries and employee benefits, the largest component of noninterest expense, increased $502,000, or 38%, to $1,824,000 for the quarter ended September 30,
2004 compared to $1,322,000 for the third quarter of 2003.   For the first nine
months of 2003, total salaries and employee benefits increased $1,339,000, or 32%, to $5,479,000 compared to $4,140,000 for the same period in 2003. The increases reflected additional staffing due to the DunC Corp. acquisition, additional costs of employee benefits and normal salary increases.

Equipment expenses increased $66,000, or 33%, to $268,000 for the quarter ended September 30, 2004 compared to $202,000 for the same quarter in 2003. For the first nine months of 2003, equipment expense increased $213,000, or 32%, to $876,000 compared to $663,000 for the same period in 2003. The increases related primarily to increased depreciation and maintenance on assets acquired in the DunC Corp. acquisition and additional depreciation and maintenance on a new items processing system installed during the third quarter of 2003.

Data processing costs increased $58,000, or 26%, to $279,000 for the quarter ended September 30, 2004 and $210,000, or 34%, to $829,000 for the nine months ended September 30, 2004. These increases reflected higher volumes of service utilized from our core processor due to additional accounts added in the DunC Corp. acquisition and the outsourcing of network support services in 2004.

Professional fees decreased $14,000, or 4%, to $379,000 for the nine months ended September 30, 2004 compared to $393,000 for the same period in 2003, primarily as a result of lower legal fees in 2004 related to the Fiserv, Inc. litigation. There is an appeal in this case still pending and the Company may incur additional legal fees in future periods as more fully discussed under the heading "OFF BALANCE SHEET ITEMS AND CONTINGENCIES" in Part I Item 2 of this report.

Other noninterest expenses increased $42,000, or 15%, to $323,000 for the three months ended September 30, 2004 compared to $281,000 for the same period a year ago. For the first nine months of 2004, other noninterest expenses increased $120,000, or 15%, to $925,000 compared to $805,000 for the same period in 2003.

                             BALANCE SHEET ANALYSIS

OVERVIEW

Total assets increased to $433,921,000, or 2%, at September 30, 2004 compared to $425,402,000 at December 31, 2003. The December 31, 2003 balance sheet included short-term year-end deposits of $11,750,000, which were invested in federal funds sold and interest bearing deposits in banks at December 31, 2003. Excluding these deposits, total assets increased $20,269,000, or 5% from December 31, 2003 to September 30, 2004.

LOANS

Net loans increased $2,907,000, or 1%, to $233,049,000 on September 30, 2004
compared to $230,142,000 on December 31, 2003. The composition of loans is shown in the following table:

                                                                                                 As a % of Gross Loans
                                     September 30,       December 31,          Change in      September 30,  December 31,
                                         2004                2003               Balance           2004           2003
                                     -------------       ------------          ---------      -------------  ------------
                                                                     (Dollars in millions)
Residential real estate                $  100.20           $   97.50           $    2.70          42.6%          41.8%
Commercial real estate                 $   68.20           $   67.00           $    1.20          29.0%          28.7%
Construction and land development      $   16.60           $   11.30           $    5.30           7.1%           4.8%
Commercial                             $   29.60           $   35.60           $   (6.00)         12.6%          15.3%
Consumer                               $   18.20           $   19.20           $   (1.00)          7.7%           8.2%
Other                                  $    2.60           $    2.80           $   (0.20)          1.1%           1.2%

NON-PERFORMING AND OTHER IMPAIRED OR PROBLEM LOANS

Non-performing loans include loans that are determined by management to be impaired because full collection of interest and principal is doubtful, and have been placed in non-accrual status, or accruing loans which are past-due ninety days or more as to interest and/or principal payments. Other impaired problem loans are loans that are still performing in accordance with their original terms and are still accruing interest; however management has identified deterioration in the borrower's financial condition or underlying collateral value.

The following summarizes information concerning non-performing loans:

                                                  September 30,  December 31,
     (Dollars in thousands)                           2004           2003
                                                  -------------  ------------
     Impaired loans-non-accrual                      $   890        $ 2,058
     Other non-accrual                                 1,365          1,030
     Past due 90 days or more and still accruing          20             42
                                                     -------        -------
                                                     $ 2,275        $ 3,130
     Other problem loans                                 773            923
                                                     -------        -------
     Total non-performing and problem loans          $ 3,048        $ 4,053
                                                     -------        -------
                                                     -------        -------

ASSET QUALITY

The allowance for loan losses was $2,350,000 or 1.0% of total loans at September 30, 2004 compared to $3,302,000 or 1.4% of total loans at December 31, 2003. As of September 30, 2004, non-performing and impaired loans totaled $3,048,000 compared to $4,053,000 at December 31, 2003. The decrease during 2004 was primarily due to the resolution of three commercial loan relationships totaling $788,000.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination. The policy of the Company is to place a loan on non-accrual status if: (a) payment in full of interest and principal is not expected, or (b) principal or interest has been in default for a period of 90 days or more, unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgment enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to current status.

At September 30, 2004, the allowance for loan losses to total non-performing and problem loans equaled 77.1% compared to 81.5% at December 31, 2003.

SHORT-TERM INVESTMENTS

Federal funds sold and securities purchased under agreements to resell decreased $1,687,000 to $4,433,000 at September 30, 2004 compared to $6,120,000 at
December 31, 2003.

Interest-bearing deposits in banks decreased $1,016,000 to $1,825,000 at September 30, 2004 compared to $2,841,000 at December 31, 2003.

INVESTMENT SECURITIES

During the second quarter of 2004, the Bank and Nevahawk Investment, Inc., a wholly owned subsidiary of the Bank, transferred $16,345,000 of securities in the held to maturity portfolio to the available for sale portfolio. The transfer allows for more flexibility in the management of the investment portfolio using a total return approach. Investment securities increased $11,302,000, or 8%, to $147,015,000 at September 30, 2004 compared to
$135,713,000 at December 31, 2003.

DEPOSITS

Total deposits decreased $17,670,000 to $305,969,000 at September 30, 2004 compared to $323,639,000 at December 31, 2003. As noted above, the Company's December 31, 2003 financial statements reflected short-term year-end deposits of $11,750,000. Excluding the short-term year-end deposits, total deposits decreased $5,920,000, or 1.8%, from December 31, 2003. Excluding the short-term year-end deposits, non-interest bearing deposits increased by $7,438,000 and interest bearing deposits decreased by $13,358,000 at September 30, 2004 compared to December 31, 2003. The decrease in interest bearing deposits was due to non-renewal of maturing certificates of deposits, reflecting the Company's emphasis on nonmaturity deposits such as checking, savings and money market accounts.

BORROWINGS

Short-term borrowings increased $13,064,000 to $22,550,000 at September 30, 2004 from $9,486,000 at year-end. This increase was primarily due to an increase in repurchase agreements entered into with commercial customers.

Long-term borrowings consisted of the Company's bank term loan of $7,344,000 and term advances from the Federal Home Loan Bank ("Federal Home Loan Bank") that were $59,470,000 at September 30, 2004 compared to $48,413,000 at December 31, 2003. The increase reflected a net additional $11,057,000 in Federal Home Loan Bank advances outstanding at September 30, 2004.

STOCKHOLDERS' EQUITY

Total stockholders' equity increased $1,043,000 to $26,806,000 at September 30, 2004 compared to $25,763,000 at December 31, 2003. Retained earnings increased by $640,000 to $16,732,000 compared to $16,092,000 at December 31, 2003.
Accumulated other comprehensive income increased $357,000 to $1,185,000 at September 30, 2004 from $828,000 at December 31, 2003. Accumulated other comprehensive income consists of two parts. The unrealized gains (losses) on available-for-sale securities net of tax increased by $374,000 to a net gain of $1,055,000 at September 30, 2004 compared to a net gain of $681,000 at December 31, 2003. The unrealized gains on the Company's interest rate swap contract, net of tax, decreased by $23,000 to $124,000 at September 30, 2004 compared to $147,000 at December 31, 2003. During the first nine months of 2004, surplus increased by $45,000 from the sale of stock for stock options exercised. The increases in total stockholders' equity were net quarterly dividends of $0.09 per share declared on the Company's common stock for each of the first three quarters of 2004, which totaled $682,000.

The Company is subject to certain regulatory capital requirements and continues to remain in compliance with the requirements. The following table shows the Company's capital ratios and regulatory requirements.

                                       September 30,  December 31,  Regulatory
                                            2004          2003     Requirements
                                            ----          ----     ------------

Total Capital (To Risk-Weighted Assets)    10.20%         10.9%        8.0%

Tier I Capital (To Risk-Weighted Assets)    9.34%          9.6%        4.0%

Tier I Capital (To Average Assets)          6.05%          6.0%        4.0%

The Bank also meets regulatory capital requirements to be considered well capitalized.

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

During June 2003, the Company entered into an interest rate swap agreement related to the subordinated debentures. This swap is utilized to manage variable interest rate exposure and is designated as a highly effective cash flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized over the life of the agreement in interest expense. The swap agreement expires in December 2007 and essentially fixes the rate to be paid at 5.72%. The notional amount is $7,000,000. Included in other comprehensive income was a gain of $187,000, less $64,000 of deferred income tax, relating to the fair market value of the swap agreement as of September 30, 2004. Risk management results for the period ended September 30, 2004 related to the balance sheet hedging of the subordinated debentures indicated that the hedge was 100% effective and that there was no component of the derivative instrument's gain or loss which was excluded from the assessment of hedge effectiveness.

LIQUIDITY

Liquidity, as it relates to the Bank, is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Bank's principal sources of funds are deposits, scheduled amortization and prepayment of loan principal, amortization, prepayment and maturity of investment securities, short-term borrowings and income from operations. Additional sources include purchasing federal funds, sale of securities, sale of loans, borrowing from both the Federal Reserve Bank and Federal Home Loan Bank, and dividends paid by Nevahawk Investment.

The liquidity needs of the Company generally consist of payment of dividends to its shareholders, payments of principal and interest on borrowed funds and subordinated debentures, and a limited amount of expenses. The sources of funds to provide this liquidity are issuance of capital stock and dividends from the Bank. Certain restrictions are imposed upon the Bank, which could limit its ability to pay dividends if it did not have net earnings or adequate capital in the future. The Company maintains adequate liquidity to pay its expenses.

The following table summarizes the Company's significant contractual obligations and other potential funding needs at September 30, 2004 (in thousands):

                                                            Data
                     Time      Long-term    Operating    Processing
                   Deposits   debt(1)<F1>     Leases     Commitment    Total
                   --------   -----------   ---------    ----------    -----
     2005          $ 79,203      $18,910      $  164       $  534    $ 98,811
     2006            21,068        5,850         164          534      27,616
     2007            23,777        7,335         164          534      31,810
     2008             2,222       17,719         135          534      20,610
     2009             1,416        7,000         114            0       8,530
     Thereafter         104       17,217         901            0      18,222
                   --------      -------      ------       ------    --------
     Total         $127,790      $74,031      $1,642       $2,136    $205,599
                   --------      -------      ------       ------    --------
                   --------      -------      ------       ------    --------

Commitments to extend credit                              $32,275

(1)<F1>  Long-term debt includes subordinated debentures.

OFF BALANCE SHEET ITEMS AND CONTINGENCIES

Off-balance sheet items consist of commitments to originate mortgage loans, unused lines of credit and standby letters of credit totaling approximately $32,275,000 as of September 30, 2004. This compares to $34,356,000 at December 31, 2003. The Company's commitments to originate mortgage loans are offset by commitments of third party investors to purchase the loans. The Company's obligation to deliver the loans is on a best effort basis; therefore there are no contingent liabilities associated with them. The Bank has historically funded off-balance sheet commitments with its primary sources of funds and management anticipates that this will continue.

In 2000, the Bank filed a lawsuit in Waukesha County, Wisconsin, against Fiserv, Inc., a former data processing services provider, for breach of contract. The Bank sought to recover damages sustained due to a processing error in which approximately $500,000 was improperly charged to the Bank's check clearing account at the Federal Home Loan Bank of Chicago. On February 14, 2003, a jury delivered a verdict that Fiserv, Inc. did not breach its contract with the Bank. Fiserv, Inc. then filed a counterclaim seeking approximately $380,000 in reimbursement of legal fees. On May 12, 2003, a judge in the case denied Fiserv's motion for reimbursement of legal fees. In July, Fiserv appealed the trial court's denial of its request to have its legal fees reimbursed. The Bank thereafter cross-appealed on several grounds, including the trial court's denial of its motion for a new trial. Fiserv filed a motion to dismiss the Bank's cross-appeal on procedural grounds. This motion was denied and the appeal and cross-appeal are currently pending. The Company plans to aggressively contest Fiserv's appeal of the decision on legal fees and has not accrued the legal fee reimbursement claimed by Fiserv. The Bank also intends to aggressively pursue its appeal for a new trial. Although the ultimate disposition of any appeal can not be predicted with any certainty, the Company believes that the outcome of the case will not have a material adverse effect on the Company's consolidated financial position, though an adverse result could have a material adverse effect on the Company's consolidated results of operations in a given year.

Like out-of-state subsidiaries of many Wisconsin financial institutions, Nevahawk Investment, which is incorporated in Nevada and holds and manages investment assets, has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program, including an audit of the Company, specifically aimed at out-of-state bank subsidiaries and has indicated that it may withdraw favorable rulings previously issued in connection with such subsidiaries.

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

The Department has not yet made any assessment against the Bank or Nevahawk Investment nor has the Company determined how it intends to respond. The Department's letter did not provide sufficient details to permit the Company to assess what effects the acceptance of a settlement offer might have upon it, nor does it provide sufficient information for the Company to determine what the Department's position would be if an assessment were made and the Company were to challenge it. The Company expects to receive further detail from the Department and will evaluate the impact of such a settlement after receiving more specific details.

ITEM 3. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES:   The Company's management, with the
participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2004, the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                           Blackhawk Bancorp, Inc.
                           ----------------------------------------------------
                           (Registrant)

Date:  November 12, 2004
                           /s/ R. Richard Bastian, III
                           ----------------------------------------------------
                           R. Richard Bastian, III
                           President and Chief Executive Officer

                           /s/ Todd J. James
                           ----------------------------------------------------
                           Todd J. James
                           Executive Vice President and Chief Financial Officer Principal Accounting Officer

                            BLACKHAWK BANCORP, INC.

                               INDEX TO EXHIBITS

                                             Incorporated                Filed
Exhibit                                      Herein By                   Here-
Number     Description                       Reference To:               with
-------    -----------                       -------------               -----

2.1        Agreement and Plan of Merger      Exhibit 2.1 to Form 8-K dated
           by and among Blackhawk            March 17, 2003
           Bancorp, Inc., DunC Corp Merger
           Corporation and DunC Corp
           dated as of March 17, 2003

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

4.1        Credit Agreement with US Bank     Form 8-K dated September
           National Association dated        30, 2003
           September 26, 2003

4.2        Employment Agreement by and                                   X
           between Blackhawk State Bank
           and Todd J. James dated
           October 26, 2004